Form 10-K
period 2020-01-04
TEXTRON INC
filed 2020-02-25
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 4, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-5480

Textron Inc.

(Exact name of registrant as specified in its charter)

Delaware	05-0315468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Westminster Street, Providence, RI	02903
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code: (401) 421-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock — par value $0.125	TXT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ⌧Yes   ◻ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . ◻ Yes   ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes   ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes   ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 29, 2019 was approximately $12.2 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.

At February 8, 2020, 228,049,518 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 29, 2020.

Textron Inc.

Index to Annual Report on Form 10-K

For the Fiscal Year Ended January 4, 2020

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

We conduct our business through five operating segments: Textron Aviation, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our finance business. A description of the business of each of our segments is set forth below. Our segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries. The following description of our business should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 19 through 34 of this Annual Report on Form 10-K. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Textron Aviation Segment

Textron Aviation is a leader in general aviation. Textron Aviation manufactures, sells and services Beechcraft and Cessna aircraft, and services the Hawker brand of business jets. The segment has two principal product lines: aircraft and aftermarket parts and services. Aircraft includes sales of business jets, turboprop aircraft, piston engine aircraft, and military trainer and defense aircraft. Aftermarket parts and services includes commercial parts sales, and maintenance, inspection and repair services. Revenues in the Textron Aviation segment accounted for 38%, 36% and 33% of our total revenues in 2019, 2018 and 2017, respectively.

The family of jets currently offered by Textron Aviation includes the Citation M2, Citation CJ3+, Citation CJ4, Citation XLS+, Citation Latitude, Citation Sovereign+ and the Citation Longitude, a super mid-size jet, which achieved type certification and began deliveries in late 2019.  We are no longer developing the previously announced Hemisphere, a large-cabin jet.

Textron Aviation’s turboprop aircraft include the Beechcraft King Air C90GTx, King Air 250, King Air 350ER and King Air 350i, and the Cessna Caravan and Grand Caravan EX.  Textron Aviation is developing the Cessna Skycourier, a twin-engine, high-wing, large-utility turboprop aircraft, which is targeted for first flight in early 2020. The Denali, a high-performance single engine turboprop aircraft under development, is also expected to achieve its first flight in 2021. In addition, Textron Aviation’s piston engine aircraft include the Beechcraft Baron and Bonanza, and the Cessna Skyhawk, Skylane, and the Turbo Stationair HD.

Textron Aviation’s military trainer and defense aircraft include the T-6 trainer, which has been used to train pilots from more than 20 countries. Textron Aviation also offers the AT-6 light attack military aircraft and the Scorpion, a highly affordable, multi-mission aircraft, both of which are not yet in production, pending customer orders.

In support of its family of aircraft, Textron Aviation operates a global network of 20 service centers, two of which are co-located with Bell Helicopter, along with more than 300 authorized independent service centers located throughout the world. Textron Aviation-owned service centers provide customers with 24-hour service and maintenance. Textron Aviation also provides its customers with around-the-clock parts support and offers a mobile support program with over 70 mobile service units. In addition, Able Aerospace Services, Inc., a subsidiary of Textron Aviation, also provides component and maintenance, repair and overhaul services in support of commercial and military fixed- and rotor-wing aircraft.

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

Bell Segment

Bell is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world. Revenues for Bell accounted for 24%, 23% and 23% of our total revenues in 2019, 2018 and 2017, respectively.

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

Bell is developing the V-280 Valor, a next generation vertical lift aircraft as part of the Joint Multi Role Technology Demonstrator (JMR-TD) initiative. The JMR-TD program is the science and technology precursor to the Department of Defense’s Future Vertical Lift program. Aircraft designed through this initiative will compete to replace thousands of aging utility and attack helicopters for the U.S. Armed Forces over the next decade. The V-280 achieved its first flight in December 2017 and its first cruise mode flight in May 2018, and continues to perform ongoing flight testing. In October 2019, Bell announced a new rotorcraft, the Bell 360 Invictus, which it is developing as its entrant for the U.S. Army's Future Attack Reconnaissance Aircraft (FARA) Competitive Prototype Program. This program was initiated by the Army to develop a successor to the retired Bell OH-58D Kiowa Warrior helicopter.

Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, offshore petroleum exploration and development, utility, charter, police, fire, rescue and emergency medical helicopter operators, and foreign governments. Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products. The helicopters currently offered by Bell for commercial applications include the 407GXP, 407GXi, 412EP, 412EPI, 429, 429WLG, 505 Jet Ranger X and Huey II. In addition, the 525 Relentless, Bell’s first super medium commercial helicopter, continues flight test activities and is working on certification with the Federal Aviation Administration.

For both its military programs and its commercial products, Bell provides post-sale support and service for an installed base of approximately 13,000 helicopters through a network of six Company-operated service centers, four global parts distribution centers and nearly 100 independent service centers located in over 35 countries. Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.

Bell competes against a number of competitors throughout the world for its helicopter business and its parts and support business. Competition is based primarily on price, product quality and reliability, product support, performance and reputation.

Textron Systems Segment

Textron Systems’ product lines consist of Unmanned Systems, Marine and Land systems, and Simulation, Training and Other. Textron Systems is a supplier to the defense, aerospace and general aviation markets, and represents 10%, 10% and 13% of our total revenues in 2019, 2018 and 2017, respectively. This segment sells products to U.S. Government customers and to customers outside the U.S. through foreign military sales sponsored by the U.S. Government and directly through commercial sales channels. Textron Systems competes on the basis of technology, contract performance, price, product quality and reliability, product support and reputation.

Unmanned Systems

Our Unmanned Systems product line includes unmanned aircraft systems, unmanned surface systems, mission command hardware and solutions, and worldwide customer support and logistics. Unmanned aircraft systems includes the Shadow, the U.S. Army’s premier tactical unmanned aircraft system, which has surpassed one million flight hours since its introduction, and the Aerosonde Small Unmanned Aircraft System, a multi-mission capable unmanned aircraft system that has amassed more than 400,000 flight hours in commercial and military operations around the world. Unmanned Systems also provides complete systems solutions to its government and commercial customers through comprehensive program management, operational and maintenance training, technical assistance and logistics support, and end-to-end turnkey mission support.

Marine and Land Systems

Our Marine and Land Systems product line includes advanced marine craft, armored vehicles and specialty vehicles supporting fire and rescue applications. These products are in service with U.S. and international militaries, special operations forces, police forces and civilian entities. Marine and Land Systems’ primary U.S. Government program is for the development and production of the U.S. Navy’s next generation Landing Craft Air Cushion as part of the Ship-to-Shore Connector program.

Simulation, Training and Other

The Simulation, Training and Other product line includes products and services provided by the following businesses: TRU Simulation + Training, Textron Airborne Solutions, Electronic Systems, Lycoming, and Weapons and Sensors Systems. TRU Simulation + Training designs, develops, manufactures, installs, and provides maintenance of advanced flight training devices, including full flight simulators, for both rotary- and fixed-wing aircraft for commercial airlines, aircraft original equipment manufacturers (OEMs), flight training centers and training organizations worldwide. Textron Airborne Solutions, which includes Airborne Tactical Advantage Company, focuses on live military air-to-air and air-to-ship training and support services for U.S. Navy, Marine and Air Force pilots. Electronic Systems provides high technology test equipment, electronic warfare test and training solutions and intelligence software solutions for U.S. and international defense, intelligence and law enforcement communities. Lycoming specializes in the engineering, manufacture, service and support of piston aircraft engines for the general aviation and remotely piloted aircraft markets. Weapons and Sensors Systems offers advanced precision guided weapons systems, airborne and ground-based sensors and surveillance systems, and protection systems for the defense and aerospace industries.

Industrial Segment

Our Industrial segment designs and manufactures a variety of products within the Fuel Systems and Functional Components and Specialized Vehicles product lines.  On July 2, 2018, we sold our Tools and Test Equipment businesses that were previously included in this segment as discussed in Note 2 to the Consolidated Financial Statements on page 50 of this Annual Report on Form 10-K. Industrial segment revenues represented 28%, 31% and 30% of our total revenues in 2019, 2018 and 2017, respectively.

Fuel Systems and Functional Components

Our Fuel Systems and Functional Components product line is produced by our Kautex business unit which is headquartered in Bonn, Germany.  Kautex is a leader in designing and manufacturing plastic fuel systems for automobiles and light trucks, including blow-molded solutions for conventional plastic fuel tanks and pressurized plastic fuel tanks for hybrid vehicle applications.  Kautex also develops and manufactures clear-vision systems for automotive safety and advanced driver assistance systems (ADAS).  Our cleaning systems are comprised of nozzles, reservoirs, inlets and pumps to support onboard cleaning for windscreens, headlamps and ADAS cameras and sensors.  In addition, Kautex produces plastic tanks for selective catalytic reduction systems used to reduce emissions from diesel engines and other fuel system components.

Kautex’s business model is focused on developing and maintaining long-term customer relationships with leading global OEMs. Kautex operates over 30 plants in 14 countries in close proximity to our customers, along with 9 engineering/research and development locations around the world.

Our automotive products have several major competitors worldwide, some of which are affiliated with the OEMs that comprise our targeted customer base. Competition typically is based on a number of factors including price, technology, environmental performance, product quality and reliability, prior experience and available manufacturing capacity.

Specialized Vehicles

Our Specialized Vehicles product line includes products sold by the Textron Specialized Vehicles businesses under our E-Z-GO, Arctic Cat, TUG Technologies, Douglas Equipment, Premier, Safeaero, Ransomes, Jacobsen and Cushman brands. These businesses design, manufacture and sell golf cars, off-road utility vehicles, recreational side-by-side and all-terrain vehicles, snowmobiles, light transportation vehicles, aviation ground support equipment and professional turf-maintenance equipment, as well as specialized turf-care vehicles.

These businesses have a diversified customer base that includes golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users such as factories, warehouses, airlines, planned communities, hunting preserves, educational and corporate campuses, sporting venues, municipalities and landscaping professionals. Sales are made through a combination of a network of independent distributors and dealers worldwide, the Bass Pro Shops and Cabela’s retail outlets, which sell our products under the Tracker Off-Road brand, and factory direct resources. We have two major competitors for both golf cars and professional turf-maintenance equipment, and several competitors for off-road utility vehicles, recreational all-terrain and light transportation vehicles, side-by-sides and snowmobiles, aviation ground support equipment, and specialized turf-care products. Competition is based primarily on price, product quality and reliability, product features, product support and reputation.

Finance Segment

Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. A substantial number of the new originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S. Finance receivables originated in the U.S. are primarily for purchasers who had difficulty in accessing other sources of financing for the purchase of Textron-manufactured products.  In 2019, 2018 and 2017, our Finance group paid our Manufacturing group $184 million, $177 million and $174 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.

The commercial finance business traditionally is extremely competitive. Our Finance segment is subject to competition from various types of financing institutions, including banks, leasing companies, commercial finance companies and finance operations of equipment vendors.  Competition within the commercial finance industry primarily is focused on price, term, structure and service.

Our Finance segment’s largest business risk is the collectability of its finance receivable portfolio.  See Finance segment section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 27 for information about the Finance segment’s credit performance.

Backlog

Our backlog at the end of 2019 and 2018 is summarized below:

	January 4,	December 29,
(In millions)	2020	2018
Bell	$6,902	$5,837
Textron Aviation	1,714	1,791
Textron Systems	1,211	1,469
Total backlog	$9,827	$9,097

Backlog represents amounts allocated to contracts that we expect to recognize as revenue in future periods when we perform under the contracts. Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as Indefinite Delivery, Indefinite Quantity contracts.

U.S. Government Contracts

In 2019, approximately 24% of our consolidated revenues were generated by or resulted from contracts with the U.S. Government, including those contracts under the U.S. Government-sponsored foreign military sales program. This business is subject to competition, changes in procurement policies and regulations, the continuing availability of funding, which is dependent upon congressional appropriations, national and international priorities for defense spending, world events, and the size and timing of programs in which we may participate.

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

Patents and Trademarks

We own, or are licensed under, numerous patents throughout the world relating to products, services and methods of manufacturing. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. We also own or license active trademark registrations and pending trademark applications in the U.S. and in various foreign countries or regions, as well as trade names and service marks. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. Some of these trademarks, trade names and service marks are used in this Annual Report on Form 10-K and other reports, including: A-2PATS; Able Aerospace Services; Able Preferred; Aeronautical Accessories; Aerosonde; ALPHA; Alterra; AH-1Z; Arctic Cat; AT-6; ATAC; AVCOAT; Baron; Bearcat; Beechcraft; Beechcraft T-6; Bell; Bell Helicopter; BIG DOG; BlackWorks McCauley; BLAST; Bonanza; Cadillac Gage; CAP; Caravan; Cessna; Cessna SkyCourier; Citation; Citation Latitude; Citation Longitude; Citation M2; Citation Sovereign; Citation XLS+; CJ1+; CJ2+; CJ3; CJ3+; CJ4; Clairity; CLAW; Commando; Cushman; Customer Advantage Plans; CUSV; Denali; Eclipse; El Tigre; EX1; Express Start; E-Z-GO; E-Z-GO EXPRESS; FAST-N-LATCH; Firecat; FOREVER WARRANTY; Freedom; Fury; GLOBAL MISSION SUPPORT; Grand Caravan; GRIZZLY; H-1; HAULER; Hawker; Huey; Huey II; HUNTSMAN; IE2; Integrated Command Suite; INTELLIBRAKE; Jacobsen; Jet Ranger X; Kautex; King Air; King Air C90GTx; King Air 250; King Air 350; Kiowa Warrior; LF; Lycoming; Lynx; M1117 ASV; McCauley; Mission Critical Support (MCS); MISSIONLINK; Motorfist; MudPro; Mustang; Next Generation Carbon Canister; Next Generation Fuel System; NGCC; NGFS; NightWarden; Odyssey; Pantera; Power Advantage; Premier; Pro-Fit; ProFlight; ProParts; ProPropeller; Prowler; Ransomes; REALCue; REALFeel; Relentless; RIPSAW; RT2; RXV; Safeaero; Scorpion; SEEGEO; Shadow; Shadow Knight; Shadow Master; SKYCOURIER; Skyhawk; Skyhawk SP; Skylane; SkyPLUS; Sno Pro; SnoCross; Sovereign; SNOWMEGEDDON; Speedrack; Stampede; Stationair; Super Cargomaster; Super Medium; SuperCobra; Synturian; Team Arctic; Textron; Textron Airborne Solutions; Textron Aviation; Textron Financial Corporation; Textron GSE; Textron Systems; Thundercat; TrainOnsite; TRUESET; TRU Simulation + Training; TRUCKSTER; TTx; TUG; Turbo Skylane; Turbo Stationair; TRV; TXT; UH-1Y; VALOR; Value-Driven MRO Solutions; V-22 Osprey; V-247; V-280; Wildcat; Wolverine; ZR; 2FIVE; 206; 206L4; 407; 407GXi; 412; 412EPI; 429; 429WLG; 505; 525 and 525 Relentless. These marks and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

Environmental Considerations

Our operations are subject to numerous laws and regulations designed to protect the environment. Compliance with these laws and expenditures for environmental controls has not had a material effect on our capital expenditures, earnings or competitive position. Additional information regarding environmental matters is contained in Note 19 to the Consolidated Financial Statements on page 72 of this Annual Report on Form 10-K.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets nor on our results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

Employees

At January 4, 2020, we had approximately 35,000 employees.

Information about our Executive Officers

The following table sets forth certain information concerning our executive officers as of February 25, 2020.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	58	Chairman, President and Chief Executive Officer
Frank T. Connor	60	Executive Vice President and Chief Financial Officer
Julie G. Duffy	54	Executive Vice President, Human Resources
E. Robert Lupone	60	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer

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

Ms. Duffy was named Executive Vice President, Human Resources in July 2017. Ms. Duffy joined Textron in 1997 as a member of the corporate legal team and has since held positions of increasing responsibility within the Company’s legal function, previously serving as Vice President and Deputy General Counsel-Litigation, a position she had held since 2011. In that role she was responsible for managing the corporate litigation staff with primary oversight of litigation throughout Textron. She has also played an active role in developing, implementing and standardizing human resources policies across the Company and served as the senior legal advisor on employment and benefits issues.

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

We have customer concentration with the U.S. Government; reduction in U.S. Government defense spending can adversely affect our results of operations and financial condition.

During 2019, we derived approximately 24% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions and the U.S. Government budget process which includes enacting relevant legislation, such as appropriations bills and accords on the debt ceiling. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.  Further uncertainty with respect to ongoing programs could also result in the event that the U.S. Government finances its operations through temporary funding measures such as “continuing resolutions” rather than full-year appropriations. If we incur costs in advance or in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services from time to time has resulted and, in the future, may result in a loss of anticipated revenues. A loss of such revenues could materially and adversely impact our results of operations and financial condition. Significant changes in national and international policies or priorities for defense spending, as well as the potential impact of sequestration, could affect the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.  In addition, because our U.S. Government contracts generally require us to continue to perform even if the U.S. Government is unable to make timely payments, we may need to finance our continued performance for the impacted contracts from our other resources on an interim basis.  An extended delay in the timely payment by the U.S. Government could have a material adverse effect on our liquidity.

U.S. Government contracts can be terminated at any time and may contain other unfavorable provisions.

The U.S. Government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs but not the anticipated profit that would have been earned had the contract been completed. A termination arising out of our default for failure to perform could expose us to liability, including but not limited to, all costs incurred under the contract plus potential liability for re-procurement costs in excess of the total original contract amount, less the value of work performed and accepted by the customer under the contract. Such an event could also have an adverse effect on our ability to compete for future contracts and orders. If any of our contracts are terminated by the U.S. Government whether for convenience or default, our backlog would be reduced by the expected value of the remaining work under such contracts. We also enter into “fee for service” contracts with the U.S. Government where we retain ownership of, and consequently the risk of loss on, aircraft and equipment supplied to perform under these contracts. Termination of these contracts could materially and adversely impact our results of operations. On contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor. In addition, in the event that the U.S. Government is unable to make timely payments, failure to continue contract performance places the contractor at risk of termination for default. Any such event could have a material adverse effect on our cash flows, results of operations and financial condition.

As a U.S. Government contractor, we are subject to procurement rules and regulations ; our failure to comply with these rules and regulations could adversely affect our business.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts, and safeguard and restrict the use and dissemination of classified information, covered defense information, and the exportation of certain products and technical data. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity) can significantly increase our costs, reducing our profitability. Our failure to comply with procurement regulations and requirements could allow the U.S. Government to suspend or debar us from receiving new contracts for a period of time, reduce the value of existing contracts, issue modifications to a contract, withhold cash on contract payments, and control and potentially prohibit the export of our products, services and associated materials, any of which could negatively impact our results of operations, financial condition or liquidity. A number of our U.S. Government contracts contain provisions that require us to make disclosure to the Inspector General of the agency that is our customer if we have credible evidence that we have violated U.S. criminal laws involving fraud, conflict of interest, or bribery; the U.S. civil False Claims Act; or received a significant overpayment under a U.S. Government contract. Failure to properly and timely make disclosures under these provisions may result in a termination for default or cause, suspension and/or debarment, and potential fines.

As a U.S. Government contractor, our businesses and systems are subject to audit and review by the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA).

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as the DCAA and DCMA. These agencies review our performance under contracts, our cost structure and our compliance with laws and regulations applicable to U.S. Government contractors. The systems that are subject to review include, but are not limited to, our accounting, estimating, material management and accounting, earned value management, purchasing and government property systems. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions that may include the termination of our contracts, forfeiture or reduction of profits, suspension or reduction of payments, fines, and, under certain circumstances, suspension or debarment from future contracts for a period of time. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate.  These laws and regulations affect how we conduct business with our government customers and, in some instances, impose added costs on our business.

The use of multi-award contracts by the U.S. Government increases competition, pricing pressure and cost.

The U.S. Government increasingly relies upon competitive contract award types, including indefinite-delivery, indefinite-quantity and multi-award contracts, which have the potential to create greater competition and increased pricing pressure, as well as to increase our cost by requiring that we submit multiple bids. In addition, multi-award contracts increase our cost as they require that we make sustained efforts to obtain task orders and delivery orders under the contract. Further, the competitive bidding process is costly and demands managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors.

Our profitability and cash flow varies depending on the mix of our government contracts and our ability to control costs.

Under fixed-price contracts, generally we receive a fixed price irrespective of the actual costs we incur, and, consequently, any costs in excess of the fixed price are absorbed by us. Changes in underlying assumptions, circumstances or estimates used in developing the pricing for such contracts can adversely affect our results of operations. Additionally, fixed-price contracts generally require progress payments rather than performance-based payments which can delay our ability to recover a significant amount of costs incurred on a contract and thus affect the timing of our cash flows. Under fixed-price incentive contracts, we share with the U.S. Government cost underrun savings, which are derived from total cost being less than target costs; we also share in cost overruns, which occur when total costs exceed target costs up to a negotiated cost ceiling, but are solely responsible for costs above the ceiling. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursement contracts that are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based, however, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs.  Due to the nature of our work under government contracts, we sometimes experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control costs or if our initial cost estimates are incorrect, our cash flows, results of operations and financial condition could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Demand for our aircraft products is cyclical and lower demand adversely affects our financial results.

Demand for business jets, turbo props and commercial helicopters has been cyclical and difficult to forecast. Therefore, future demand for these products could be significantly and unexpectedly less than anticipated and/or less than previous period deliveries. Similarly, there is uncertainty as to when or whether our existing commercial backlog for aircraft products will convert to revenues as the conversion depends on production capacity, customer needs and credit availability. Changes in economic conditions has in the past caused, and in the future may cause, customers to request that firm orders be rescheduled, deferred or cancelled. Reduced demand for our aircraft products or delays or cancellations of orders previously has had and, in the future, could have a material adverse effect on our cash flows, results of operations and financial condition.

We have made and may continue to make acquisitions that increase the risks of our business.

We enter into acquisitions in an effort to expand our business and enhance shareholder value. Acquisitions involve risks and uncertainties that, in some cases, have resulted, and, in the future, could result in our not achieving expected benefits.  Such risks include difficulties in integrating newly acquired businesses and operations in an efficient and cost-effective manner; challenges in achieving expected strategic objectives, cost savings and other benefits; the risk that the acquired businesses’ markets do not evolve as anticipated and that the acquired businesses’ products and technologies do not prove to be those needed to be successful in those markets; the risk that our due diligence reviews of the acquired business do not identify or adequately assess all of the material issues which impact valuation of the business or result in costs or liabilities in excess of what we anticipated; the risk that we pay a purchase price that exceeds what the future results of operations would have merited; the risk that the acquired business may have significant internal control deficiencies or exposure to regulatory sanctions; and the potential loss of key customers, suppliers and employees of the acquired businesses.

Failure to perform by our subcontractors or suppliers could adversely affect our performance.

We rely on other companies to provide raw materials, major components and subsystems for our products. Subcontractors also perform services that we provide to our customers in certain circumstances. We depend on these suppliers and subcontractors to meet our contractual obligations to our customers and conduct our operations. Our ability to meet our obligations to our customers could be adversely affected if suppliers or subcontractors do not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. Likewise, the quality of our products could be adversely impacted if companies to whom we delegate manufacture of major components or subsystems for our products, or from whom we acquire such items, do not provide components or subsystems which meet required specifications and perform to our and our customers’ expectations. Our suppliers may be less likely than us to be able to quickly recover from natural disasters and other events beyond their control and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. The risk of these adverse effects would likely be greater in circumstances where we rely on only one or two subcontractors or suppliers for a particular raw material, product or service. In particular, in the aircraft industry, most vendor parts are certified by the regulatory agencies as part of the overall Type Certificate for the aircraft being produced by the manufacturer. If a vendor does not or cannot supply its parts, then the manufacturer’s production line may be stopped until the manufacturer can design, manufacture and certify a similar part itself or identify and certify another similar vendor’s part, resulting in significant delays in the completion of aircraft. Such events may adversely affect our financial results, damage our reputation and relationships with our customers, and result in regulatory actions and/or litigation.

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

We maintain Information Systems Incident Management Standards applicable to all our businesses intended to ensure information security events and weaknesses associated with information systems are communicated and acted on in a timely manner. Our enterprise risk management program includes cyber risk/network protection mitigation plans, and our disclosure controls and procedures address cybersecurity and include processes intended to ensure that security breaches are analyzed for potential disclosure. Additionally, we conduct periodic training for our employees regarding the protection of sensitive information which includes training intended to prevent the success of cyberattacks. Further, our insider trading compliance program addresses restrictions against trading while in possession of material, nonpublic information in connection with a cybersecurity incident.

While we have experienced cybersecurity attacks, we have not suffered any material losses relating to such attacks, and we believe our threat detection and mitigation processes and procedures are robust.  Due to the evolving nature of security threats, the possibility of future material incidents cannot be completely mitigated, and we may not always be successful in detecting, reporting or responding to cyber incidents. Future attacks or breaches of data security, whether of our systems or the systems of our service providers or other third parties who may have access to our data for business purposes, could disrupt our operations, cause the loss of business information or compromise confidential information, exposing us to liability or regulatory action. Such an incident also could require significant management attention and resources, increase costs that may not be covered by insurance, and result in reputational damage, potentially adversely affecting our competitiveness and our results of operations. Products and services that we provide to our customers may themselves be subject to cyberthreats which may not be detected or effectively mitigated, resulting in potential losses that could adversely affect us and our customers. In addition, our customers, including the U.S. Government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands.

Developing new products and technologies entails significant risks and uncertainties.

To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements and to develop and maintain competitive products and services. Delays or cost overruns in the development and acceptance of new products or certification of new aircraft and other products occur from time to time and could adversely affect our results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft or other products, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. We also could be adversely affected if our research and development efforts are less successful than expected or if we do not adequately protect the intellectual property developed through these efforts. Likewise, new products and technologies could generate unanticipated safety or other concerns resulting in expanded product liability risks, potential product recalls and other regulatory issues that could have an adverse impact on us. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete. A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for new products and technologies under development, which could have an adverse effect on our financial condition and results of operations. In addition, our investments in equipment or technology that we believe will enable us to obtain future service contracts for our U.S. Government or other customers may not result in contracts or revenues sufficient to offset such investment. The market for our product offerings does not always develop or continue to expand as we anticipate. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain superior market acceptance compared to our products.  A significant failure in our new product development efforts or the failure of our products or services to achieve market acceptance relative to our competitors’ products or services could have an adverse effect on our financial condition and results of operations.

We are subject to the risks of doing business in foreign countries that could adversely impact our business.

During 2019, we derived approximately 34% of our revenues from international business, including U.S. exports. Conducting business internationally exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries.  Risks related to international operations include import, export, economic sanctions and other trade restrictions; changing U.S. and foreign procurement policies and practices; changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements; potential retaliatory tariffs imposed by foreign countries against U.S. goods; impacts related to the voluntary exit of the United Kingdom from the European Union (“Brexit”); restrictions on technology transfer; difficulties in protecting intellectual property; increasing complexity of employment and environmental, health and safety regulations; foreign investment laws; exchange controls; repatriation of earnings or cash settlement challenges, competition from foreign and multinational firms with home country advantages; economic and government instability, acts of terrorism and related safety concerns.  The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.

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

As a global business, we are subject to laws and regulations in the U.S. and other countries in which we operate. International sales and global operations require importing and exporting goods, software and technology, some of which have military applications subjecting them to more stringent import-export controls across international borders on a regular basis. For example, we sometimes initially must obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell certain of our aerospace and defense products outside the U.S., and we are not always successful in obtaining these licenses or authorizations in a timely manner. Both U.S. and foreign laws and regulations applicable to us have been increasing in scope and complexity. For example, both U.S. and foreign governments and government agencies regulate the aviation industry, and they have previously and may in the future impose new regulations for additional aircraft security or other requirements or restrictions, including, for example, restrictions and/or fees related to carbon emissions levels. Changes in environmental and climate change laws and regulations, including laws relating to greenhouse gas emissions, could lead to the necessity for new or additional investment in product designs or manufacturing processes and could increase environmental compliance expenditures, including costs to defend regulatory reviews. New or changing laws and regulations or related interpretation and policies could increase our costs of doing business, affect how we conduct our operations, adversely impact demand for our products, and/or limit our ability to sell our products and services. Compliance with laws and regulations of increasing scope and complexity is even more challenging in our current business environment in which reducing our operating costs is often necessary to remain competitive. In addition, a violation of U.S. and/or foreign laws by one of our employees or business partners could subject us or our employees to civil or criminal penalties, including material monetary fines, or other adverse actions, such as denial of import or export privileges and/or debarment as a government contractor which could damage our reputation and have an adverse effect on our business.

If our Finance segment is unable to maintain portfolio credit quality, our financial performance could be adversely affected.

A key determinant of the financial performance of our Finance segment is the quality of loans, leases and other assets in its portfolio. Portfolio quality can be adversely affected by several factors, including finance receivable underwriting procedures, collateral value, geographic or industry concentrations, and the effect of general economic conditions. In addition, a substantial number of the new originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S.  Cross-border transactions present additional challenges and risks in realizing upon collateral in the event of borrower default, which can result in difficulty or delay in collecting on the related finance receivables.  If our Finance segment has difficulty successfully collecting its finance receivable portfolio, our cash flow, results of operations and financial condition could be adversely affected.

We periodically need to obtain financing and such financing may not be available to us on satisfactory terms, if at all.

We periodically need to obtain financing in order to meet our debt obligations as they come due, to support our operations and/or to make acquisitions. Our access to the debt capital markets and the cost of borrowings are affected by a number of factors including market conditions and the strength of our credit ratings. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.

Natural disasters or other events outside of our control may disrupt our operations, adversely affect our results of operations and financial condition, and may not be fully covered by insurance.

Natural disasters, including hurricanes, fires, tornados, floods and other forms of severe weather, the intensity and frequency of which are being exacerbated by climate change, other impacts of climate change, such as rising sea waters, as well as other events outside of our control including public health crises or pandemics, power outages, industrial explosions or other accidents, have in the past and could in the future disrupt our operations and adversely affect our business.  Any of these events could result in physical damage to and/or complete or partial closure of one or more of our facilities, temporary or long-term disruption of our operations or the operations of our suppliers by causing business interruptions or by impacting the availability and cost of materials needed for manufacturing or otherwise impacting our ability to deliver products and services to our customers. Existing insurance arrangements may not provide full protection for the costs that may arise from such events. The occurrence of any of these events could materially increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Global climate change could negatively affect our business.

Increased public awareness and concern regarding global climate change may result in more international, regional and/or federal requirements to reduce or mitigate global warming and these regulations could mandate stricter limits on greenhouse gas emissions. If environmental or climate change laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon our business or our products, they could negatively impact our business, capital expenditures, results of operations, financial condition and competitive position.

We are subject to legal proceedings and other claims.

We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts; alleged lack of compliance with applicable laws and regulations; production partners; product liability; patent and trademark infringement; employment disputes; and environmental, safety and health matters.  Due to the nature of our manufacturing business, we are regularly subject to liability claims arising from accidents involving our products, including claims for serious personal injuries or death caused by weather or by pilot, driver or user error. In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible that such claims could be decided against us and could require us to pay damages or make other expenditures in amounts that are not presently estimable. In addition, we cannot be certain that our reserves are adequate and that our insurance coverage will be sufficient to cover one or more substantial claims. Furthermore, we may not be able to obtain insurance coverage at acceptable levels and costs in the future.  Litigation is inherently unpredictable, and we could incur judgments, receive adverse arbitration awards or enter into settlements for current or future claims that could adversely affect our results of operations in any particular period.

Intellectual property infringement claims of others and the inability to protect our intellectual property rights could harm our business and our customers.

Intellectual property infringement claims are, from time to time, asserted by third parties against us or our customers. Any related indemnification payments or legal costs we are obliged to pay on behalf of our businesses, our customers or other third parties can be costly. In addition, we own the rights to many patents, trademarks, brand names, trade names and trade secrets that are important to our business. The inability to enforce these intellectual property rights could have an adverse effect on our results of operations. Additionally, our intellectual property could be at risk due to cybersecurity threats.

Certain of our products are subject to laws regulating consumer products and could be subject to repurchase or recall as a result of safety issues.

As a distributor of consumer products in the U.S., certain of our products are subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC could require us to repair, replace or refund the purchase price of one or more of our products, or potentially even discontinue entire product lines.  We also may voluntarily take such action and, from time to time, have done so, but within strictures recommended by the CPSC. The CPSC also can impose fines or penalties on a manufacturer for non-compliance with its requirements. Furthermore, failure to timely notify the CPSC of a potential safety hazard can result in significant fines being assessed against us. Any repurchases or recalls of our products or an imposition of fines or penalties could be costly to us and could damage the reputation or the value of our brands. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations could be adopted in the future.

Our success is highly dependent on our ability to maintain a qualified workforce.

Our success is highly dependent upon our ability to maintain a workforce with the skills necessary for our businesses to succeed. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, flight operations, business development and strategy and management.  From time to time we face challenges that may impact employee retention such as workforce reductions and facility consolidations and closures. In addition, some of our most experienced employees are retirement-eligible.  To the extent that we lose experienced personnel through retirement or otherwise, it is critical for us to develop other employees, hire new qualified employees and successfully manage the transfer of critical knowledge.  Competition for skilled employees is intense, and we may incur higher labor, recruiting and/or training costs in order to attract and retain employees with the requisite skills. We may not be successful in hiring or retaining such employees which could adversely impact our business and results of operations.

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

Approximately 7,400, or 29%, of our U.S. employees are unionized, and many of our non-U.S. employees are represented by organized councils. As a result, from time to time we experience work stoppages, which can negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, loss or delay of revenue and/or increased cost. The presence of unions also may limit our flexibility in responding to competitive pressures in the marketplace. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.

Currency, raw material price and interest rate fluctuations can adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, raw material prices and interest rates. Fluctuations in foreign currency rates contribute to variations in revenues and costs in impacted jurisdictions which can adversely affect our profitability. We monitor and manage these exposures as an integral part of our overall risk management program. Nevertheless, changes in currency exchange rates, raw material prices and interest rates can have substantial adverse effects on our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On January 4, 2020, we operated a total of 54 plants located throughout the U.S. and 49 plants outside the U.S. We own 55 plants and lease the remainder for a total manufacturing space of approximately 23.7 million square feet. We consider the productive capacity of the plants operated by each of our business segments to be adequate. We also own or lease offices, warehouses, training and service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

Item 3. Legal Proceedings

On August 22, 2019, a purported shareholder class action lawsuit was filed in the United States District Court in the Southern District of New York against Textron, its Chairman and Chief Executive Officer and its Chief Financial Officer. The suit, filed by Building Trades Pension Fund of Western Pennsylvania, alleges that the defendants violated the federal securities laws by making materially false and misleading statements and concealing material adverse facts related to the Arctic Cat acquisition and integration. The complaint seeks unspecified compensatory damages. On November 12, 2019, the Court appointed IWA Forest Industry Pension Fund ("IWA") as the sole lead plaintiff in the case. On December 24, 2019, IWA filed an Amended Complaint in the now entitled In re Textron Inc. Securities Litigation. Textron intends to vigorously defend this lawsuit.

As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, on February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against TFC, Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee sought avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. The Trustee also sought trebled damages on all claims under Ohio law.  On November 9, 2012, the Court dismissed all claims against TFC.  The trustee appealed, and on August 23, 2016, the 6th Circuit Court of Appeals reversed the dismissal in part and remanded certain claims back to the trial court. On September 27, 2018, after reconsidering the remanded claims which were based upon civil conspiracy and intentional fraudulent transfer, the trial court granted partial summary judgment in favor of Textron, dismissing the Trustee’s civil conspiracy claim, as well as a portion of the Trustee’s claim for intentional fraudulent transfer, leaving only a portion of the intentional fraudulent transfer claim to be adjudicated.  The trial for this matter began on February 24, 2020. We intend to continue to vigorously defend this lawsuit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “TXT.” At January 4, 2020, there were approximately 7,900 record holders of Textron common stock.

Issuer Repurchases of Equity Securities

The following provides information about our fourth quarter 2019 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum
	Total	Average Price	Total Number of	Number of Shares
	Number of	Paid per Share	Shares Purchased as	that may yet be
	Shares	(excluding	part of Publicly	Purchased under
Period (shares in thousands)	Purchased *	commissions)	Announced Plan *	the Plan
September 29, 2019 – November 2, 2019	275	$46.75	275	7,615
November 3, 2019 – November 30, 2019	—	—	—	7,615
December 1, 2019 – January 4, 2020	434	44.13	434	7,181
Total	709	$45.14	709

* These shares were purchased pursuant to a plan authorizing the repurchase of up to 40 million shares of Textron common stock that was announced on April 16, 2018, which had no expiration date.

On February 25, 2020, our Board of Directors authorized the repurchase of up to 25 million shares of our common stock. This new plan has no expiration date and replaced the existing plan adopted in 2018 that had 6.7 million remaining shares available for repurchase.

Stock Performance Graph

The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2014 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

	2014	2015	2016	2017	2018	2019
Textron Inc.	$100.00	$99.81	$115.60	$134.93	$108.99	$106.99
S&P 500	100.00	101.40	113.53	138.32	131.12	174.15
S&P 500 A&D	100.00	105.33	125.25	177.07	160.65	220.35
S&P 500 Industrials	100.00	102.95	113.37	138.95	133.52	178.27

Item 6. Selected Financial Data

(Dollars in millions, except per share amounts)	2019	2018	2017	2016	2015
Revenues (a)
Textron Aviation	$5,187	$4,971	$4,686	$4,921	$4,822
Bell	3,254	3,180	3,317	3,239	3,454
Textron Systems	1,325	1,464	1,840	1,756	1,520
Industrial	3,798	4,291	4,286	3,794	3,544
Finance	66	66	69	78	83
Total revenues	$13,630	$13,972	$14,198	$13,788	$13,423
Segment profit
Textron Aviation	$449	$445	$303	$389	$400
Bell	435	425	415	386	400
Textron Systems	141	156	139	186	129
Industrial	217	218	290	329	302
Finance	28	23	22	19	24
Total segment profit	1,270	1,267	1,169	1,309	1,255
Corporate expenses and other, net	(110)	(119)	(132)	(172)	(154)
Interest expense, net for Manufacturing group	(146)	(135)	(145)	(138)	(130)
Special charges (b)	(72)	(73)	(130)	(123)	—
Gain on business disposition (c)	—	444	—	—	—
Income tax expense (d)	(127)	(162)	(456)	(33)	(273)
Income from continuing operations	$815	$1,222	$306	$843	$698
Earnings per share
Basic earnings per share — continuing operations	$3.52	$4.88	$1.15	$3.11	$2.52
Diluted earnings per share — continuing operations	$3.50	$4.83	$1.14	$3.09	$2.50
Basic average shares outstanding (in thousands)	231,315	250,196	266,380	270,774	276,682
Diluted average shares outstanding (in thousands)	232,709	253,237	268,750	272,365	278,727
Common stock information
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
Book value at year-end	$24.21	$22.04	$21.60	$20.62	$18.10
Price at year-end	$44.74	$45.65	$56.59	$48.56	$42.01
Financial position
Total assets	$15,018	$14,264	$15,340	$15,358	$14,708
Manufacturing group debt	$3,124	$3,066	$3,088	$2,777	$2,697
Finance group debt	$686	$718	$824	$903	$913
Shareholders’ equity	$5,518	$5,192	$5,647	$5,574	$4,964
Manufacturing group debt-to-capital (net of cash)	26%	29%	26%	23%	26%
Manufacturing group debt-to-capital	36%	37%	35%	33%	35%
Investment data
Capital expenditures	$339	$369	$423	$446	$420
Manufacturing group depreciation	$346	$358	$362	$368	$383

(a)	At the beginning of 2018, we adopted ASC 606 using a modified retrospective basis and as a result, the comparative information has not been restated and is reported under the accounting standards in effect for these years. For additional information, see Note 1 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	In 2019, special charges of $72 million were recorded under a restructuring plan principally impacting the Industrial and Textron Aviation segments. Special charges of $73 million were recorded in 2018 under a restructuring plan for the Textron Specialized Vehicles businesses within our Industrial segment. In 2017 and 2016, special charges included $90 million and $123 million, respectively, related to our 2016 restructuring plan and $40 million in 2017 for a restructuring plan related to the Arctic Cat acquisition.
(c)	In 2018, we completed the sale of the Tools & Test Equipment product line which resulted in an after-tax gain of $419 million.
(d)	Income tax expense for 2017 included a $266 million charge to reflect our provisional estimate of the net impact of the Tax Cuts and Jobs Act. We completed our analysis of this legislation in the fourth quarter of 2018 and recorded a $14 million benefit. In 2016, we recognized a benefit of $319 million, inclusive of interest, of which $206 million is attributable to continuing operations and $113 million is attributable to discontinued operations. This benefit was a result of the final settlement with the Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years.

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

At the beginning of 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606) using a modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017.  We recorded a $90 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain long-term contracts our Bell segment has with the U.S. Government that converted to the cost-to-cost method for revenue recognition.  For 2019 and 2018, revenues for our U.S. Government contracts were primarily recognized as costs are incurred, while revenues for 2017 were primarily recognized as units were delivered. The comparative information for 2017 has not been restated and is reported under the accounting standards in effect at that time.

2019 Financial Highlights

●	Our manufacturing businesses generated $960 million of net cash from operating activities of continuing operations.
●	Invested $647 million in research and development activities and $339 million in capital expenditures.
●	Returned $521 million to our shareholders through share repurchases and dividend payments.
●	Backlog increased 8% to $9.8 billion, which includes new contracts with the U.S. Government for spares and logistic support for the V-22 tiltrotor aircraft and the H-1 helicopter programs at the Bell segment.

Consolidated Results of Operations

				% Change
(Dollars in millions)	2019	2018	2017	2019	2018
Revenues	$13,630	$13,972	$14,198	(2)%	(2)%
Cost of sales	11,406	11,594	11,827	(2)%	(2)%
Gross margin as a percentage of Manufacturing revenues	15.9%	16.6%	16.3%
Selling and administrative expense	1,152	1,275	1,334	(10)%	(4)%
Interest expense	171	166	174	3%	(5)%

Revenues

Revenues decreased $342 million, 2%, in 2019, compared with 2018.  The revenue decrease included the following factors:

●	Lower Industrial revenues of $493 million, primarily reflecting a $248 million impact from the 2018 disposition of the Tools and Test Equipment product line and lower volume and mix of $233 million at the remaining product lines, primarily in the Specialized Vehicles product line.
●	Lower Textron Systems revenues of $139 million, largely reflecting lower volume of $103 million in the Marine and Land Systems product line and $41 million in the Unmanned Systems product line.
●	Higher Textron Aviation revenues of $216 million, largely due to higher Citation jet volume of $286 million, primarily reflecting the Longitude’s entry into service in the fourth quarter of 2019, and higher aftermarket volume of $44 million, partially offset by lower defense volume.
●	Higher Bell revenues of $74 million, resulting from an increase in commercial revenues of $116 million, largely reflecting higher deliveries, partially offset by lower military volume.

Revenues decreased $226 million, 2%, in 2018, compared with 2017, largely driven by the disposition of the Tools and Test Equipment product line within the Industrial segment. The net revenue decrease included the following factors:

●	Lower Textron Systems revenues of $376 million, primarily reflecting lower volume of $159 million in the Marine and Land Systems product line, along with a decrease due to the discontinuance of our sensor-fuzed weapon product in 2017.
●	Lower Bell revenues of $137 million, due to lower commercial revenues of $91 million, largely reflecting the mix of aircraft sold in the year, and lower military revenues of $46 million.
●	Higher Textron Aviation revenues of $285 million, due to higher volume and mix of $185 million and favorable pricing of $100 million.

●	Higher Industrial revenues of $5 million, primarily due to higher volume of $149 million, largely related to the Specialized Vehicles product line, a favorable impact of $57 million from foreign exchange and the impact from the Arctic Cat acquisition of $49 million. These increases were largely offset by $246 million in lower revenues due to the disposition of the Tools and Test Equipment product line.

Cost of Sales and Selling and Administrative Expense

Cost of sales decreased $188 million, 2%, in 2019, compared with 2018, largely resulting from the impact from the disposition of the Tools and Test Equipment product line, improved performance and a favorable impact of $48 million from foreign exchange rate fluctuations, partially offset by an unfavorable impact of $94 million from inflation. Gross margin as a percentage of Manufacturing revenues decreased 70 basis points in 2019, compared with 2018, primarily due to lower margin at the Textron Aviation segment, reflecting the mix of aircraft sold in the year.

Selling and administrative expense decreased $123 million, 10% in 2019, compared with 2018, primarily reflecting the impact from the disposition of Tools and Test Equipment product line and cost reduction activities in the Specialized Vehicles product line.

In 2018, cost of sales decreased $233 million, 2%, compared with 2017, largely resulting from the disposition of the Tools and Test Equipment product line and lower net volume as described above. Selling and administrative expense decreased $59 million, 4%, in 2018, compared with 2017, primarily reflecting the impact from the disposition of the Tools and Test Equipment product line.

Interest Expense

Interest expense on the Consolidated Statements of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated. Interest expense for the Finance segment is included within segment profit and includes intercompany interest. Consolidated interest expense increased $5 million in 2019, compared with 2018, primarily due to higher average debt outstanding. In 2018, consolidated interest expense decreased $8 million, compared with 2017, primarily due to lower average debt outstanding.

Special Charges

Special charges of $72 million, $73 million and $130 million in 2019, 2018 and 2017, respectively, primarily include restructuring activities as described in Note 17 to the Consolidated Financial Statements.

Gain on Business Disposition

On July 2, 2018, we completed the sale of the businesses that manufacture and sell the products in the Tools and Test Equipment product line within our Industrial segment.  We recorded an after-tax gain of $419 million in 2018.

Income Taxes

	2019	2018	2017
Effective tax rate	13.5%	11.7%	59.8%

In 2019, the effective tax rate of 13.5% was lower than the U.S. federal statutory tax rate of 21%, primarily due to $61 million in benefits recognized for additional tax credits related to prior years as a result of the completion of a research and development tax credit analysis.

In 2018, our effective tax rate of 11.7% was lower than the U.S. federal statutory tax rate of 21%, primarily due to the disposition of the Tools and Test equipment product line which resulted in a gain taxable primarily in non-U.S. jurisdictions that partially exempt such gains from tax. The effective tax rate for 2018 also reflects a $25 million benefit recognized upon the reassessment of our reserve for uncertain tax positions based on new information, including interactions with the tax authorities and recent audit settlements. In addition, we finalized the 2017 impacts of the Tax Cut and Jobs Act (the Tax Act) and recognized a $14 million benefit in the fourth quarter of 2018.

Our effective tax rate of 59.8% for 2017 was higher than the U.S. federal statutory tax rate of 35%, largely due to the impact from the Tax Act.  In the fourth quarter of 2017, we recorded a provisional estimate of $266 million for one-time adjustments resulting from the Tax Act.  Approximately $154 million of this provisional estimate represented a charge resulting from the remeasurement of our U.S. federal deferred tax assets and liabilities, and the remainder represented a provision for the transition tax on post-1986 earnings and profits previously deferred from U.S. income taxes.

For a full reconciliation of our effective tax rate to the U.S. federal statutory tax rate, see Note 18 to the Consolidated Financial Statements.

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

In our discussion of comparative results for the Manufacturing group, changes in revenues and segment profit for our commercial businesses typically are expressed in terms of volume and mix, pricing, foreign exchange, acquisitions and dispositions, inflation and performance. For revenues, volume and mix represents changes in revenues from increases or decreases in the number of units delivered or services provided and the composition of products and/or services sold.  For segment profit, volume and mix represents a change due to the number of units delivered or services provided and the composition of products and/or services sold at different profit margins. Pricing represents changes in unit pricing. Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period. Revenues generated by acquired businesses are reflected in Acquisitions for a twelve-month period, while reductions in revenues and segment profit from the sale of businesses are reflected as Dispositions.  Inflation represents higher material, wages, benefits, pension service cost or other costs.  Performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, non-service pension cost/(credit), product line profitability, start-up, ramp up and cost-reduction initiatives or other manufacturing inputs.

Approximately 24% of our 2019 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program.  For our segments that contract with the U.S. Government, changes in revenues related to these contracts are expressed in terms of volume.  Changes in segment profit for these contracts are typically expressed in terms of volume and mix and performance; these include cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.

Textron Aviation

				% Change
(Dollars in millions)	2019	2018	2017	2019	2018
Revenues:
Aircraft	$3,592	$3,435	$3,112	5%	10%
Aftermarket parts and services	1,595	1,536	1,574	4%	(2)%
Total revenues	5,187	4,971	4,686	4%	6%
Operating expenses	4,738	4,526	4,383	5%	3%
Segment profit	449	445	303	1%	47%
Profit margin	8.7%	9.0%	6.5%
Backlog	$1,714	$1,791	$1,180	(4)%	52%

Textron Aviation Revenues and Operating Expenses

Factors contributing to the 2019 year-over-year revenue change are provided below:

2019 versus
(In millions)	2018
Volume and mix	$199
Pricing	17
Total change	$216

Textron Aviation’s revenues increased $216 million, 4%, in 2019, compared with 2018, largely due to higher volume and mix of $199 million. Volume and mix includes higher Citation jet volume of $286 million, primarily reflecting the Longitude’s entry into service in the fourth quarter of 2019, and higher aftermarket volume of $44 million, partially offset by lower defense volume. We delivered 206 Citation jets and 176 commercial turboprops in 2019, compared with 188 Citation jets and 186 commercial turboprops in 2018.

Textron Aviation’s operating expenses increased $212 million, 5%, in 2019, compared with 2018, largely due to higher net volume and mix as described above and an unfavorable impact from inflation, partially offset by improved manufacturing performance.

Factors contributing to the 2018 year-over-year revenue change are provided below:

2018 versus
(In millions)	2017
Volume and mix	$185
Pricing	100
Total change	$285

Textron Aviation’s revenues increased $285 million, 6%, in 2018, compared with 2017, due to higher volume and mix of $185 million and favorable pricing of $100 million.  We delivered 188 Citation jets and 186 commercial turboprops in 2018, compared with 180 Citation jets and 155 commercial turboprops in 2017.

Textron Aviation’s operating expenses increased $143 million, 3%, in 2018, compared with 2017, largely due to higher net volume as described above.

Textron Aviation Segment Profit

Factors contributing to 2019 year-over-year segment profit change are provided below:

2019 versus
(In millions)	2018
Performance	$49
Inflation, net of pricing	(28)
Volume and mix	(17)
Total change	$4

Textron Aviation’s segment profit increased $4 million, in 2019, compared with 2018, due to a favorable impact of $49 million from performance, reflecting manufacturing efficiencies, partially offset by an unfavorable impact of $28 million from inflation, net of pricing and lower volume and mix of $17 million due to the mix of products sold in the year.

Factors contributing to 2018 year-over-year segment profit change are provided below:

2018 versus
(In millions)	2017
Volume and mix	$65
Pricing, net of inflation	57
Performance	20
Total change	$142

Segment profit at Textron Aviation increased $142 million, 47%, in 2018, compared with 2017, primarily due to the impact from higher volume and mix of $65 million as described above and the favorable impact from pricing, net of inflation.

Textron Aviation Backlog

Backlog at Textron Aviation increased $611 million, 52%, in 2018 as a result of orders in excess of deliveries.

Bell

				% Change
(Dollars in millions)	2019	2018	2017	2019	2018
Revenues:
Military aircraft and support programs	$1,988	$2,030	$2,076	(2)%	(2)%
Commercial helicopters, parts and services	1,266	1,150	1,241	10%	(7)%
Total revenues	3,254	3,180	3,317	2%	(4)%
Operating expenses	2,819	2,755	2,902	2%	(5)%
Segment profit	435	425	415	2%	2%
Profit margin	13.4%	13.4%	12.5%
Backlog	$6,902	$5,837	$4,598	18%	27%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production and support stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

Factors contributing to the 2019 year-over-year revenue change are provided below:

2019 versus
(In millions)	2018
Volume and mix	$61
Other	13
Total change	$74

Bell’s revenues increased $74 million, 2%, in 2019, compared with 2018, reflecting higher commercial revenues of $116 million,  partially offset by lower military volume. We delivered 201 commercial helicopters in 2019, compared with 192 commercial helicopters in 2018.

Bell’s operating expenses increased $64 million, 2%, in 2019, compared with 2018, primarily due to higher volume and mix as described above.

Factors contributing to the 2018 year-over-year revenue change are provided below:

2018 versus
(In millions)	2017
Volume and mix	$(155)
Other	18
Total change	$(137)

Bell’s revenues decreased $137 million, 4%, in 2018, compared with 2017, due to lower commercial revenues of $91 million, largely reflecting the mix of aircraft sold in the year, and lower military revenues of $46 million. We delivered 192 commercial helicopters in 2018, compared with 132 commercial helicopters in 2017.

Bell’s operating expenses decreased $147 million, 5%, in 2018, compared with 2017, primarily due to lower volume and mix as described above and improved performance on military programs described below.

Bell Segment Profit

Factors contributing to 2019 year-over-year segment profit change are provided below:

2019 versus
(In millions)	2018
Performance and other	$6
Volume and mix	4
Total change	$10

Bell’s segment profit increased $10 million, 2%, in 2019, compared with 2018, due to favorable performance and other of $6 million and the impact of higher volume and mix as described above. Performance and other includes improved manufacturing performance, partially offset by lower net favorable program adjustments.

Factors contributing to 2018 year-over-year segment profit change are provided below:

2018 versus
(In millions)	2017
Performance and other	$60
Volume and mix	(50)
Total change	$10

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

Bell Backlog

Bell’s backlog increased $1.1 billion, 18%, in 2019, primarily reflecting new contracts with the U.S. Government for spares and logistic support for the V-22 tiltrotor aircraft and the H-1 helicopter programs, in excess of revenues recognized.

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

Textron Systems

				% Change
(Dollars in millions)	2019	2018	2017	2019	2018
Revenues	$1,325	$1,464	$1,840	(9)%	(20)%
Operating expenses	1,184	1,308	1,701	(9)%	(23)%
Segment profit	141	156	139	(10)%	12%
Profit margin	10.6%	10.7%	7.6%
Backlog	$1,211	$1,469	$1,406	(18)%	4%

Textron Systems Revenues and Operating Expenses

Factors contributing to the 2019 year-over-year revenue change are provided below:

2019 versus
(In millions)	2018
Volume	$(144)
Other	5
Total change	$(139)

Revenues at Textron Systems decreased $139 million, 9%, in 2019, compared with 2018, largely due to lower volume of $103 million in the Marine and Land Systems product line, primarily reflecting lower armored vehicle deliveries, and $41 million in the Unmanned Systems product line.

Textron Systems’ operating expenses decreased $124 million, 9%, in 2019, compared with 2018, primarily due to lower volume described above, and a favorable impact from the $18 million gain discussed below.

Factors contributing to the 2018 year-over-year revenue change are provided below:

2018 versus
(In millions)	2017
Volume	$(380)
Other	4
Total change	$(376)

Revenues at Textron Systems decreased $376 million, 20%, in 2018, compared with 2017, primarily due to lower volume of $159 million in the Marine and Land Systems product line reflecting lower Tactical Armoured Patrol Vehicle program (TAPV) deliveries, along with a decrease due to the discontinuance of our sensor-fuzed weapon product in 2017.

Textron Systems’ operating expenses decreased $393 million, 23%, in 2018, compared with 2017, primarily due to lower volume described above.  The decrease in operating expenses in 2018 also included the impact from unfavorable net program adjustments recorded in 2017 as described below.

Textron Systems Segment Profit

Factors contributing to 2019 year-over-year segment profit change are provided below:

2019 versus
(In millions)	2018
Performance and other	$(9)
Volume and mix	(6)
Total change	$(15)

Textron Systems’ segment profit decreased $15 million, 10%, in 2019, compared with 2018, primarily due to the unfavorable impact from performance and other of $9 million and the impact from lower volume as described above.  Performance and other includes the impact of lower net favorable program adjustments, partially offset by an $18 million gain recognized in the second quarter of 2019 related to a new training business we formed with FlightSafety International Inc., discussed in Note 7 to the Consolidated Financial Statements.

Factors contributing to 2018 year-over-year segment profit change are provided below:

2018 versus
(In millions)	2017
Performance and other	$62
Volume and mix	(45)
Total change	$17

Textron Systems’ segment profit increased $17 million, 12%, in 2018, compared with 2017, primarily due to favorable performance and other of $62 million, partially offset by lower volume described above. Performance and other improved largely due to unfavorable program adjustments of $44 million recorded in 2017 related to the TAPV program. In 2017, this program experienced inefficiencies resulting from various production issues during the ramp up and subsequent production.

Textron Systems Backlog

In 2019, backlog decreased $258 million, 18%, primarily in the Marine and Land Systems product line as revenues recognized exceeded new contracts.

Industrial

				% Change
(Dollars in millions)	2019	2018	2017	2019	2018
Revenues:
Fuel Systems and Functional Components	$2,237	$2,352	$2,330	(5)%	1%
Specialized Vehicles	1,561	1,691	1,486	(8)%	14%
Tools and Test Equipment	—	248	470	—	(47)%
Total revenues	3,798	4,291	4,286	(11)%	—
Operating expenses	3,581	4,073	3,996	(12)%	2%
Segment profit	217	218	290	—	(25)%
Profit margin	5.7%	5.1%	6.8%

Industrial Revenues and Operating Expenses

Factors contributing to the 2019 year-over-year revenue change are provided below:

2019 versus
(In millions)	2018
Disposition	$(248)
Volume and mix	(233)
Foreign exchange	(66)
Pricing	54
Total change	$(493)

Industrial segment revenues decreased $493 million, 11%, in 2019, compared with 2018, largely due to the impact of $248 million from the disposition of the Tools and Test Equipment product line in 2018 and $233 million of lower volume and mix at the remaining product lines, primarily in the Specialized Vehicles product line. The reduction in volume in the Specialized Vehicles product line largely reflected our management of the distribution channel related to products under the Arctic Cat brand, including a reduction of inventories sold into the channel.

Operating expenses for the Industrial segment decreased $492 million, 12%, in 2019 compared with 2018, primarily due to lower operating expenses of $226 million from the disposition of our Tools and Test Equipment product line, lower volume and mix described above and improved performance described below.

Factors contributing to the 2018 year-over-year revenue change are provided below:

2018 versus
(In millions)	2017
Disposition	$(246)
Volume	149
Foreign exchange	57
Acquisition	49
Other	(4)
Total change	$5

Industrial segment revenues increased $5 million, in 2018, compared with 2017. Higher volume of $149 million, largely related to the Specialized Vehicles product line, a favorable impact of $57 million from foreign exchange, primarily related to the strengthening of the Euro against the U.S. dollar, and the impact of $49 million from the acquisition of Arctic Cat on March 6, 2017, were largely offset by $246 million in lower revenues due to the disposition of the Tools and Test Equipment product line.

Operating expenses for the Industrial segment increased $77 million, 2%, in 2018, compared with 2017, primarily due to higher volume described above, the impact from foreign exchange and additional operating expenses from the Arctic Cat acquisition.  These increases were partially offset by lower operating expenses from the disposition of our Tools and Test Equipment product line.

Industrial Segment Profit

Factors contributing to 2019 year-over-year segment profit change are provided below:

2019 versus
(In millions)	2018
Performance	$94
Pricing, net of inflation	18
Volume and mix	(82)
Disposition	(22)
Foreign exchange	(9)
Total change	$(1)

Segment profit for the Industrial segment was largely unchanged in 2019, compared with 2018, as favorable performance of $94 million, principally in the Specialized Vehicles product line primarily reflecting cost reduction activities, was largely offset by the impact from lower volume and mix described above.  Performance also includes the impact of a $17 million favorable adjustment recognized in the fourth quarter of 2018 related to a patent infringement matter.

Factors contributing to 2018 year-over-year segment profit change are provided below:

2018 versus
(In millions)	2017
Disposition	$(22)
Pricing and inflation	(21)
Performance and other	(16)
Volume and mix	(13)
Total change	$(72)

Segment profit for the Industrial segment decreased $72 million, 25%, in 2018, compared with 2017, resulting from the impact of the disposition of our Tools and Test Equipment product line of $22 million, an unfavorable impact of pricing and inflation of $21 million and unfavorable performance and other of $16 million, which were both primarily related to the Specialized Vehicles product line. The unfavorable volume and mix was primarily due to the mix of products sold in the year. Performance and other primarily included additional operating expenses in the first quarter of 2018 due to the timing of the Arctic Cat acquisition and the seasonality of the outdoor power sports business and unfavorable inventory adjustments in the Specialized Vehicles product line, partially offset by a favorable impact of $17 million recognized in the fourth quarter of 2018 related to a patent infringement matter.

Finance

(In millions)	2019	2018	2017
Revenues	$66	$66	$69
Segment profit	28	23	22

Finance segment revenues were unchanged and segment profit increased $5 million in 2019, compared with 2018. Finance segment revenues decreased $3 million and segment profit increased $1 million in 2018, compared with 2017. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

	January 4,	December 29,
(Dollars in millions)	2020	2018
Finance receivables	$707	$789
Nonaccrual finance receivables	39	40
Ratio of nonaccrual finance receivables to finance receivables	5.52%	5.07%
60+ days contractual delinquency	$17	$14
60+ days contractual delinquency as a percentage of finance receivables	2.40%	1.77%

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

Key information that is utilized in assessing our liquidity is summarized below:

	January 4,	December 29,
(Dollars in millions)	2020	2018
Manufacturing group
Cash and equivalents	$1,181	$987
Debt	3,124	3,066
Shareholders’ equity	5,518	5,192
Capital (debt plus shareholders’ equity)	8,642	8,258
Net debt (net of cash and equivalents) to capital	26%	29%
Debt to capital	36%	37%
Finance group
Cash and equivalents	$176	$120
Debt	686	718

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

On October 18, 2019, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. Textron may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment.  The facility expires in October 2024, subject to up to two one-year extensions at Textron’s option with the consent of lenders representing a majority of the commitments under the facility. This new facility replaced the prior 5-year facility, which was scheduled to expire in September 2021.  At January 4, 2020 and December 29, 2018, there were no amounts borrowed against either facility. At January 4, 2020, there were $10 million of outstanding letters of credit issued under the new facility and at December 29, 2018, there were $10 million of outstanding letters of credit issued under the prior facility.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  Under this registration statement, in May 2019, we issued $300 million of fixed-rate notes due September 2029 with an annual interest rate of 3.90%.

In June 2019, we amended the Finance Group’s $150 million fixed-rate loan due August 2019, extending the maturity date to June 2022 and modifying the annual interest rate from the prior rate of 2.26% to 2.88%.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2019	2018	2017
Operating activities	$960	$1,127	$930
Investing activities	(329)	539	(728)
Financing activities	(439)	(1,738)	(266)

In 2019, cash flows from operating activities were $960 million, compared with $1,127 million in 2018, a decrease of $167 million. The change in cash flows included a $364 million decrease from changes in inventories between the periods and a $133 million decrease from other liabilities, primarily due to changes in salaries, wages and employer taxes payable, partially offset by a $343 million increase in cash flows from changes in accounts payable.

Cash flows provided by operating activities in 2018 were $1,127 million, compared with $930 million in 2017, a 21% increase, primarily reflecting lower pension contributions of $306 million, higher earnings and a dividend of $50 million received from the Finance group in 2018, which were partially offset by a higher use of net working capital in 2018, largely reflecting a $145 million cash outflow from changes in net taxes paid/received.

Net tax payments/(receipts) were $120 million, $129 million and $(16) million in 2019, 2018 and 2017, respectively. Pension contributions were $51 million, $52 million and $358 million in 2019, 2018 and 2017, respectively.  In 2017, pension contributions included a $300 million discretionary contribution to fund a U.S. pension plan.

In 2019, investing cash flows included capital expenditures of $339 million. Investing cash flows in 2018 included net cash proceeds of $807 million from the disposition of the Tools and Test Equipment product line and net proceeds from corporate-owned life insurance policies of $110 million, partially offset by capital expenditures of $369 million.  In 2017, cash flows used by investing activities included capital expenditures of $423 million and a $316 million aggregate cash payment for the Arctic Cat acquisition.

Cash flows used in financing activities in 2019 primarily included $503 million of cash paid to repurchase an aggregate of 10.0 million shares of our outstanding common stock under a 2018 share repurchase authorization, and $252 million of payments on long-term debt, partially offset by net proceeds of $301 million from the issuance of long-term debt.  In 2018, financing cash flows included $1.8 billion of cash paid to repurchase an aggregate of 29.1 million shares of our outstanding common stock under the 2018 authorization and a prior 2017 authorization. Financing cash flows in 2017 included $582 million of cash paid to repurchase an aggregate of 11.9 million of our outstanding common stock under prior share repurchase authorizations and the repayment of outstanding debt of $704 million, partially offset by proceeds from long-term debt of $992 million.

On February 25, 2020, our Board of Directors authorized the repurchase of up to 25 million shares of our common stock. This new plan allows us to opportunistically repurchase shares and to continue our practice of repurchasing shares to offset the impact of dilution from shares issued under compensation and benefit plans. The 2020 plan replaces the prior 2018 share repurchase authorization which was utilized in 2019 and 2018 for repurchases funded, in part, by the net proceeds of $0.8 billion from the disposition of the Tools and Test product line.

Dividend payments to shareholders totaled $18 million, $20 million and $21 million in 2019, 2018 and 2017, respectively. Dividends received from the Finance group, which totaled $50 million in both 2019 and 2018, are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.

Finance Group Cash Flows

The cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2019	2018	2017
Operating activities	$34	$14	$(24)
Investing activities	135	99	140
Financing activities	(113)	(176)	(94)

The Finance group’s cash flows from operating activities included net tax payments of $1 million, $17 million and $48 million in 2019, 2018 and 2017, respectively. Cash flows from investing activities primarily included collections on finance receivables totaling $277 million, $226 million and $273 million in 2019, 2018 and 2017, respectively, partially offset by finance receivable originations of $184 million, $177 million and $174 million, respectively.

Cash flows used in financing activities included payments on long-term and nonrecourse debt of $51 million, $126 million and $137 million in 2019, 2018 and 2017, respectively.  Dividend payments to the Manufacturing group totaled $50 million in both 2019 and 2018.  In 2017, financing cash flows also included proceeds from long-term debt of $44 million.

Consolidated Cash Flows

The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2019	2018	2017
Operating activities	$1,016	$1,109	$963
Investing activities	(266)	620	(645)
Financing activities	(502)	(1,864)	(360)

Consolidated cash flows from operating activities were $1,016 million in 2019, compared with $1,109 million in 2018, a decrease of $93 million.  The change in cash flows included a $333 million decrease from changes in inventories between the periods and a $125 million decrease from other liabilities, primarily due to changes in salaries, wages and employer taxes payable, partially offset by a $343 million increase in cash flows from changes in accounts payable.

In 2018, consolidated cash flows provided by operating activities were $1,109 million, compared with $963 million in 2017, a 15% increase, primarily reflecting lower pension contributions of $306 million and higher earnings, partially offset by a higher use of net working capital in 2018, reflecting a $114 million increase in net tax payments and $45 million in lower cash flows related to captive financing activities.

Net tax payments were $121 million, $146 million and $32 million in 2019, 2018 and 2017, respectively.  Pension contributions were $51 million, $52 million and $358 million in 2019, 2018 and 2017, respectively.  In 2017, pension contributions included a $300 million discretionary contribution to fund a U.S. pension plan.

In 2019, investing cash flows included capital expenditures of $339 million. Investing cash flows in 2018 included net cash proceeds of $807 million from the disposition of the Tools and Test Equipment product line and net proceeds from corporate-owned life insurance policies of $110 million, partially offset by capital expenditures of $369 million.  In 2017, cash flows used by investing activities included capital expenditures of $423 million and a $316 million aggregate cash payment for the Arctic Cat acquisition.

In 2019, 2018 and 2017, cash used in financing activities included share repurchases of $503 million, $1,783 million and $582 million, respectively, and the repayment of outstanding debt of $303 million, $131 million and $841 million, respectively.  In 2019 and 2017, financing cash flows also included proceeds from the issuance of long-term debt of $301 million and $1,036 million, respectively.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

(In millions)	2019	2018	2017
Reclassification adjustments from investing activities:
Cash received from customers	$229	$199	$241
Finance receivable originations for Manufacturing group inventory sales	(184)	(177)	(174)
Other	27	(4)	(10)
Total reclassification adjustments from investing activities	72	18	57
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(50)	(50)	—
Total reclassification adjustments to cash flow from operating activities	$22	$(32)	$57

Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2019, 2018 and 2017 to maintain compliance with the support agreement.

Contractual Obligations

Manufacturing Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of January 4, 2020:

		Payments Due by Period
					More Than 5
(In millions)	Total	Year 1	Years 2-3	Years 4-5	Years
Debt	$3,139	$561	$514	$368	$1,696
Purchase obligations not reflected in balance sheet	3,376	2,570	729	76	1
Interest on borrowings	631	127	182	154	168
Pension benefits for unfunded plans	405	27	53	47	278
Postretirement benefits other than pensions	246	26	46	40	134
Other long-term liabilities	293	62	93	44	94
Operating leases	356	57	88	57	154
Total Manufacturing group	$8,446	$3,430	$1,705	$786	$2,525

Pension and Postretirement Benefits

We maintain defined benefit pension plans and postretirement benefit plans other than pensions as described in Note 16 to the Consolidated Financial Statements. Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table.  In 2020, we expect to make approximately $25 million of contributions to our funded pension plans and the Retirement Account Plan. Based on our current assumptions, which may vary with changes in market conditions, our current contribution for each of the years from 2021 through 2024 is estimated to be approximately $50 million under the plan provisions in place at this time.

Other Long-Term Liabilities

Other long-term liabilities consist of undiscounted amounts in the Consolidated Balance Sheets that primarily include obligations under deferred compensation arrangements and estimated environmental remediation costs. Payments under deferred compensation arrangements have been estimated based on management’s assumptions of expected retirement age, mortality, stock price and rates of return on participant deferrals. The timing of cash flows associated with environmental remediation costs is largely based on historical experience. Certain other long-term liabilities, such as deferred taxes, unrecognized tax benefits, and reserves for product liability, warranty, product maintenance and litigation, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.

Purchase Obligations

Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates. Approximately 39% of the purchase obligations we disclose represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.

Finance Group

The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Finance group as of January 4, 2020:

		Payments Due by Period
					More Than 5
(In millions)	Total	Year 1	Years 2-3	Years 4-5	Years
Term debt	$387	$167	$181	$32	$7
Subordinated debt	299	—	—	—	299
Interest on borrowings	269	22	33	24	190
Total Finance group	$955	$189	$214	$56	$496

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

At the beginning of 2018, we adopted ASC 606 as discussed in Note 1 to the Consolidated Financial Statements. With the adoption of this standard , due to the continuous transfer of control to the U.S. Government, we recognize revenue over the time that we perform under the contract.  Selecting the method to measure progress towards completion requires judgment and is based on the nature of the products or service to be provided. We generally use the cost-to-cost method to measure progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. Under this measure, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the estimated costs at completion of the performance obligation, and revenue is recorded proportionally as costs are incurred.

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

Approximately 70% of our 2019 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit and could potentially incur a loss.

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

(In millions)	2019	2018	2017
Gross favorable	$173	$249	$92
Gross unfavorable	(82)	(53)	(87)
Net adjustments	$91	$196	$5

With the adoption of ASC 606 in 2018, a significant portion of our contracts with the U.S. Government converted to the cost-to-cost method for revenue recognition from the units of delivery method. The cost-to-cost method generally results in larger cumulative catch-up adjustments since revenue is recognized earlier on these contracts requiring the estimation of costs over longer periods of time. Under the units of delivery method that we used for many of our contracts in 2017, we had more time to develop and refine our estimates as we were not required to recognize revenue until our products were delivered much later in the contract term.

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

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will increase pension expense.  For 2019, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 7.55%, compared with 7.58% in 2018.  For the last seven years, the assumed rate of return for our domestic plans, which represent approximately 90% of our total pension assets, was 7.75%.  A decrease of 50 basis-points in this long-term rate of return in 2019 would have increased pension cost for our domestic plans by approximately $36 million.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled.  This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change.  A lower discount rate increases the present value of the benefit obligations and increases pension expense.  In 2019, the weighted-average discount rate used in calculating pension expense was 4.24%, compared with 3.67% in 2018.  For our domestic plans, the assumed discount rate was 4.35% in 2019, compared with 3.75% in 2018. A decrease of 50 basis-points in this weighted-average discount rate in 2019 would have increased pension cost for our domestic plans by approximately $34 million.

The trend in healthcare costs is difficult to estimate and has an important effect on postretirement liabilities. The 2019 medical and prescription drug cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits. In 2019, we assumed a trend rate of 7% for both medical and prescription drug cost and assumed this rate would gradually decline to 5% by 2024 and then remain at that level.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage our foreign currency transaction exposures by entering into foreign currency exchange contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency.  The notional amount of outstanding foreign currency exchange contracts was $342 million and $379 million at January 4, 2020 and December 29, 2018, respectively.  We also manage exposures to foreign currency assets and earnings primarily by funding certain foreign currency-denominated assets with liabilities in the same currency so that certain exposures are naturally offset.  We primarily use borrowings denominated in British pound sterling for these purposes.  The impact of foreign currency exchange rate changes on our Consolidated Statements of Operations are as follows:

(In millions)	2019	2018	2017
Increase (decrease) in revenues	$(66)	$57	$27
Increase (decrease) in segment profit	(10)	1	(1)

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

Quantitative Risk Measures

In the normal course of business, we enter into financial instruments for purposes other than trading. The financial instruments that are subject to market risk include finance receivables (excluding leases), debt (excluding finance lease obligations) and foreign currency exchange contracts. To quantify the market risk inherent in these financial instruments, we utilize a sensitivity analysis that includes a hypothetical change in fair value assuming a 10% decrease in interest rates and a 10% strengthening in foreign exchange rates against the U.S. dollar. The fair value of these financial instruments is estimated using discounted cash flow analysis and indicative market pricing as reported by leading financial news and data providers.

At the end of each year, the table below provides the carrying and fair values of these financial instruments along with the sensitivity of fair value to the hypothetical changes discussed above. This sensitivity analysis is most likely not indicative of actual results in the future.

	January 4, 2020			December 29, 2018
			Sensitivity of			Sensitivity of
			Fair Value			Fair Value
	Carrying	Fair	to a 10%	Carrying	Fair	to a 10%
(In millions)	Value*	Value*	Change	Value*	Value*	Change
Manufacturing group
Foreign currency exchange risk
Debt	$(210)	$(212)	$(21)	$(197)	$(208)	$(21)
Foreign currency exchange contracts	(1)	(1)	20	(8)	(8)	50
	$(211)	$(213)	$(1)	$(205)	$(216)	$29
Interest rate risk
Debt	$(3,097)	$(3,249)	$(21)	$(2,996)	$(2,971)	$(30)
Finance group
Interest rate risk
Finance receivables	$493	$527	$9	$582	$584	$14
Debt	(686)	(634)	1	(718)	(640)	1

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

Consolidated Statements of Operations

For each of the years in the three-year period ended January 4, 2020

(In millions, except per share data)	2019	2018	2017
Revenues
Manufacturing revenues	$13,564	$13,906	$14,129
Finance revenues	66	66	69
Total revenues	13,630	13,972	14,198
Costs, expenses and other
Cost of sales	11,406	11,594	11,827
Selling and administrative expense	1,152	1,275	1,334
Interest expense	171	166	174
Special charges	72	73	130
Non-service components of pension and postretirement income, net	(113)	(76)	(29)
Gain on business disposition	—	(444)	—
Total costs, expenses and other	12,688	12,588	13,436
Income from continuing operations before income taxes	942	1,384	762
Income tax expense	127	162	456
Income from continuing operations	815	1,222	306
Income from discontinued operations, net of income taxes	—	—	1
Net income	$815	$1,222	$307
Earnings per share from continuing operations
Basic	$3.52	$4.88	$1.15
Diluted	$3.50	$4.83	$1.14

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

For each of the years in the three-year period ended January 4, 2020

(In millions)	2019	2018	2017
Net income	$815	$1,222	$307
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits adjustments, net of reclassifications	(84)	(74)	109
Foreign currency translation adjustments, net of reclassifications	(4)	(43)	107
Deferred gains (losses) on hedge contracts, net of reclassifications	3	(13)	14
Other comprehensive income (loss)	(85)	(130)	230
Comprehensive income	$730	$1,092	$537

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	January 4,	December 29,
(In millions, except share data)	2020	2018
Assets
Manufacturing group
Cash and equivalents	$1,181	$987
Accounts receivable, net	921	1,024
Inventories	4,069	3,818
Other current assets	894	785
Total current assets	7,065	6,614
Property, plant and equipment, net	2,527	2,615
Goodwill	2,150	2,218
Other assets	2,312	1,800
Total Manufacturing group assets	14,054	13,247
Finance group
Cash and equivalents	176	120
Finance receivables, net	682	760
Other assets	106	137
Total Finance group assets	964	1,017
Total assets	$15,018	$14,264
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$561	$258
Accounts payable	1,378	1,099
Other current liabilities	1,907	2,149
Total current liabilities	3,846	3,506
Other liabilities	2,288	1,932
Long-term debt	2,563	2,808
Total Manufacturing group liabilities	8,697	8,246
Finance group
Other liabilities	117	108
Debt	686	718
Total Finance group liabilities	803	826
Total liabilities	9,500	9,072
Shareholders’ equity
Common stock (228.4 million and 238.2 million shares issued, respectively, and 228.0 million and 235.6 million shares outstanding, respectively)	29	30
Capital surplus	1,674	1,646
Treasury stock	(20)	(129)
Retained earnings	5,682	5,407
Accumulated other comprehensive loss	(1,847)	(1,762)
Total shareholders’ equity	5,518	5,192
Total liabilities and shareholders’ equity	$15,018	$14,264

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other	Total
	Common	Capital	Treasury	Retained	Comprehensive	Shareholders’
(In millions, except per share data)	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at December 31, 2016	$34	$1,599	$—	$5,546	$(1,605)	$5,574
Net income	—	—	—	307	—	307
Other comprehensive income	—	—	—	—	230	230
Dividends declared ($0.08 per share)	—	—	—	(21)	—	(21)
Share-based compensation activity	—	139	—	—	—	139
Purchases of common stock	—	—	(582)	—	—	(582)
Retirement of treasury stock	(1)	(69)	534	(464)	—	—
Balance at December 30, 2017	33	1,669	(48)	5,368	(1,375)	5,647
Adoption of ASC 606	—	—	—	90	—	90
Net income	—	—	—	1,222	—	1,222
Other comprehensive loss	—	—	—	—	(130)	(130)
Reclassification of stranded tax effects	—	—	—	257	(257)	—
Dividends declared ($0.08 per share)	—	—	—	(20)	—	(20)
Share-based compensation activity	—	166	—	—	—	166
Purchases of common stock	—	—	(1,783)	—	—	(1,783)
Retirement of treasury stock	(3)	(189)	1,702	(1,510)	—	—
Balance at December 29, 2018	30	1,646	(129)	5,407	(1,762)	5,192
Net income	—	—	—	815	—	815
Other comprehensive loss	—	—	—	—	(85)	(85)
Dividends declared ($0.08 per share)	—	—	—	(18)	—	(18)
Share-based compensation activity	—	117	—	—	—	117
Purchases of common stock	—	—	(503)	—	—	(503)
Retirement of treasury stock	(1)	(89)	612	(522)	—	—
Balance at January 4, 2020	$29	$1,674	$(20)	$5,682	$(1,847)	$5,518

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For each of the years in the three-year period ended January 4, 2020

	Consolidated
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$815	$1,222	$307
Less: Income from discontinued operations, net of income taxes	—	—	1
Income from continuing operations	815	1,222	306
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	416	437	447
Gain on business disposition	—	(444)	—
Deferred income taxes	89	49	346
Asset impairments	15	48	47
Other, net	79	102	90
Changes in assets and liabilities:
Accounts receivable, net	99	50	(236)
Inventories	(292)	41	412
Other assets	(37)	(88)	(44)
Accounts payable	280	(63)	(156)
Other liabilities	(348)	(223)	(113)
Income taxes, net	(83)	(33)	78
Pension, net	(62)	(14)	(277)
Captive finance receivables, net	45	22	67
Other operating activities, net	—	3	(4)
Net cash provided by operating activities of continuing operations	1,016	1,109	963
Net cash used in operating activities of discontinued operations	(2)	(2)	(27)
Net cash provided by operating activities	1,014	1,107	936
Cash flows from investing activities
Capital expenditures	(339)	(369)	(423)
Net proceeds from corporate-owned life insurance policies	2	110	17
Net proceeds from business disposition	—	807	—
Net cash used in acquisitions	(2)	(23)	(331)
Finance receivables repaid	48	27	32
Other investing activities, net	25	68	60
Net cash provided by (used in) investing activities	(266)	620	(645)
Cash flows from financing activities
Proceeds from long-term debt	301	—	1,036
Principal payments on long-term debt and nonrecourse debt	(303)	(131)	(841)
Purchases of Textron common stock	(503)	(1,783)	(582)
Proceeds from exercise of stock options	24	74	52
Dividends paid	(18)	(20)	(21)
Other financing activities, net	(3)	(4)	(4)
Net cash used in financing activities	(502)	(1,864)	(360)
Effect of exchange rate changes on cash and equivalents	4	(18)	33
Net increase (decrease) in cash and equivalents	250	(155)	(36)
Cash and equivalents at beginning of year	1,107	1,262	1,298
Cash and equivalents at end of year	$1,357	$1,107	$1,262

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued

For each of the years in the three-year period ended January 4, 2020

	Manufacturing Group			Finance Group
(In millions)	2019	2018	2017	2019	2018	2017
Cash flows from operating activities
Net income	$793	$1,198	$248	$22	$24	$59
Less: Income from discontinued operations, net of income taxes	—	—	1	—	—	—
Income from continuing operations	793	1,198	247	22	24	59
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	410	429	435	6	8	12
Gain on business disposition	—	(444)	—	—	—	—
Deferred income taxes	91	54	390	(2)	(5)	(44)
Asset impairments	15	48	47	—	—	—
Other, net	79	97	94	—	5	(4)
Changes in assets and liabilities:
Accounts receivable, net	99	50	(236)	—	—	—
Inventories	(319)	45	422	—	—	—
Other assets	(34)	(87)	(43)	(3)	(1)	(1)
Accounts payable	280	(63)	(156)	—	—	—
Other liabilities	(352)	(219)	(108)	4	(4)	(5)
Income taxes, net	(90)	(20)	119	7	(13)	(41)
Pension, net	(62)	(14)	(277)	—	—	—
Dividends received from Finance group	50	50	—	—	—	—
Other operating activities, net	—	3	(4)	—	—	—
Net cash provided by (used in) operating activities of continuing operations	960	1,127	930	34	14	(24)
Net cash used in operating activities of discontinued operations	(2)	(2)	(27)	—	—	—
Net cash provided by (used in) operating activities	958	1,125	903	34	14	(24)
Cash flows from investing activities
Capital expenditures	(339)	(369)	(423)	—	—	—
Net proceeds from corporate-owned life insurance policies	2	110	17	—	—	—
Net proceeds from business disposition	—	807	—	—	—	—
Net cash used in acquisitions	(2)	(23)	(331)	—	—	—
Finance receivables repaid	—	—	—	277	226	273
Finance receivables originated	—	—	—	(184)	(177)	(174)
Other investing activities, net	10	14	9	42	50	41
Net cash provided by (used in) investing activities	(329)	539	(728)	135	99	140
Cash flows from financing activities
Proceeds from long-term debt	301	—	992	—	—	44
Principal payments on long-term debt and nonrecourse debt	(252)	(5)	(704)	(51)	(126)	(137)
Purchases of Textron common stock	(503)	(1,783)	(582)	—	—	—
Proceeds from exercise of stock options	24	74	52	—	—	—
Dividends paid	(18)	(20)	(21)	(50)	(50)	—
Other financing activities, net	9	(4)	(3)	(12)	—	(1)
Net cash used in financing activities	(439)	(1,738)	(266)	(113)	(176)	(94)
Effect of exchange rate changes on cash and equivalents	4	(18)	33	—	—	—
Net increase (decrease) in cash and equivalents	194	(92)	(58)	56	(63)	22
Cash and equivalents at beginning of year	987	1,079	1,137	120	183	161
Cash and equivalents at end of year	$1,181	$987	$1,079	$176	$120	$183

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

At the beginning of 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (ASC Topic 842), which requires lessees to recognize all leases with a term greater than 12 months on the balance sheet as right-of-use assets and lease liabilities. Upon adoption, the most significant impact was the recognition of $307 million in right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained unchanged. We applied the provisions of this standard to our existing leases at the adoption date using a retrospective transition method and did not adjust comparative periods. The cumulative transition adjustment to retained earnings was not significant and the adoption had no impact on our earnings or cash flows. We elected the practical expedients permitted under the transition guidance, which allowed us to carryforward the historical lease classification and to apply hindsight when evaluating options within a contract, resulting in the extension of the lease term for certain of our existing leases.

We adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606) and its related amendments, collectively referred to as ASC 606  at the beginning of 2018. We adopted ASC 606 using the modified retrospective transition method applied to contracts that were not substantially complete at the end of 2017. We recorded a $90 million adjustment to increase retained earnings to reflect the cumulative impact of adopting this standard at the beginning of 2018, primarily related to certain long-term contracts our Bell segment has with the U.S. Government that converted to the cost-to-cost method for revenue recognition. The comparative information for 2017 included in our financial statements and notes was not restated and is reported under the accounting standards in effect at that time based on the policies described in this note.

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

Revenue Recognition for 2019 and 2018

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

For commercial aircraft, we contract with our customers to sell fully outfitted fixed-wing aircraft, which may include configuration options.  The aircraft typically represents a single performance obligation and revenue is recognized upon customer acceptance and delivery. For commercial helicopters, our customers generally contract with us for fully functional basic configuration aircraft and control is transferred upon customer acceptance and delivery.  At times, customers may separately contract with us for the installation of accessories and customization to the basic aircraft. If these contracts are entered into at or near the same time of the basic aircraft contract, we assess whether the contracts meet the criteria to be combined.  For contracts that are combined, the basic aircraft and the accessories and customization, are typically considered to be distinct, and therefore, are separate performance obligations.  For these contracts, revenue is recognized on the basic aircraft upon customer acceptance and transfer of title and risk of loss, and on the accessories and customization, upon delivery and customer acceptance.  We utilize observable prices to determine the standalone selling prices when allocating the transaction price to these performance obligations.

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

U.S. Government Contracts

Our contracts with the U.S. Government generally include the design, development, manufacture or modification of aerospace and defense products as well as related services.  These contracts, which also include those under the U.S. Government-sponsored foreign military sales program, accounted for approximately 24% of total revenues in 2019.  The customer typically contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which often results in the delivery of multiple units.  Accordingly, the entire contract is accounted for as one performance obligation.  In certain circumstances, a contract may include both production and support services, such as logistics and parts plans, which are considered to be distinct in the context of the contract and represent separate performance obligations. When a contract is separated into more than one performance obligation, we generally utilize the expected cost plus a margin approach to determine the standalone selling prices when allocating the transaction price.

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

Approximately 70% of our 2019 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts.  Under the typical payment terms of these contracts, the customer pays us either performance-based or progress payments. Performance-based payments represent interim payments of up to 90% of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments of up to 80% of costs incurred as the work progresses. Because the customer retains a small portion of the contract price until completion of the contract, these contracts generally result in revenue recognized in excess of billings, which we present as contract assets in the Consolidated Balance Sheets. Amounts billed and due from our customers are classified in Accounts receivable, net. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For cost-type contracts, we are generally paid for our actual costs incurred within a short period of time.

Revenue Recognition for 2017

Prior to the adoption of ASC 606, we generally recognized revenue for the sale of products, which were not under long-term contracts, upon delivery. Commercial aircraft were considered to be delivered upon completion of manufacturing, customer acceptance, and the transfer of the risk and rewards of ownership. When a sale arrangement involved multiple deliverables, such as sales of products that include customization and other services, we evaluated the arrangement to determine whether there were separate items that were required to be delivered under the arrangement that qualify as separate units of accounting. These arrangements typically involved the customization services we offer to customers who purchase Bell helicopters, with the services generally provided within the first six months after customer acceptance of the aircraft and risk of loss  assumption. The aircraft and the customization services were considered to be separate units of accounting and we allocated contract price between the two on a relative selling price basis using the best evidence of selling price for each of the deliverables, typically by reference to the price charged when the same or similar items were sold separately by us. Revenue was then recognized when the recognition criteria for each unit of accounting was met.

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

Finance Revenues

Finance revenues primarily include interest on finance receivables, finance lease earnings and portfolio gains/losses.  Portfolio gains/losses include impairment charges related to repossessed assets and properties and gains/losses on the sale or early termination of finance assets.  We recognize interest using the interest method, which provides a constant rate of return over the terms of the receivables.  Accrual of interest income is suspended if credit quality indicators suggest full collection of principal and interest is doubtful.  In addition, we automatically suspend the accrual of interest income for accounts that are contractually delinquent by more than three months unless collection is not doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce the net investment balance. Once we conclude that the collection of all principal and interest is no longer doubtful, we resume the accrual of interest and recognize previously suspended interest income at the time either a) the loan becomes contractually current through payment according to the original terms of the loan, or b) if the loan has been modified, following a period of performance under the terms of the modification.

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

In 2019, 2018 and 2017, our cumulative catch-up adjustments increased segment profit by $91 million, $196 million and $5 million, respectively, and net income by $69 million, $149 million and $3 million, respectively ($0.30, $0.59 and $0.01 per diluted share, respectively). In 2019 and 2018, we recognized revenue from performance obligations satisfied in prior periods of $97 million and $190 million, which related to changes in profit booking rates that impacted revenue.

For 2019, 2018 and 2017, gross favorable adjustments totaled $173 million, $249 million and $92 million, respectively. The 2018 favorable adjustments included $145 million, largely related to overhead rate improvements and risk retirements associated with contracts in the Bell segment. In 2019, 2018 and 2017, gross unfavorable adjustments totaled $82 million, $53 million and $87 million, respectively.

Contract Assets and Liabilities

Contract assets arise from contracts when revenue is recognized over time and the amount of revenue recognized exceeds the amount billed to the customer. These amounts are included in contract assets until the right to payment is no longer conditional on events other than the passage of time and are included in Other current assets in the Consolidated Balance Sheet. Contract liabilities, which are primarily included in Other current liabilities, include deposits, largely from our commercial aviation customers, and billings in excess of revenue recognized.

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

For our impairment test, we calculate the fair value of each reporting unit using discounted cash flows.  A reporting unit represents the operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment, in which case such component is the reporting unit.  In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. The discounted cash flows incorporate assumptions for revenue growth, operating margins and discount rates that represent our best estimates of current and forecasted market conditions, cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a business having similar risks and characteristics to the reporting unit being assessed. The fair value of our indefinite-lived intangible assets is primarily determined using the relief of royalty method based on forecasted revenues and royalty rates. If the estimated fair value of the reporting unit or indefinite-lived intangible asset exceeds the carrying value, there is no impairment. Otherwise, an impairment loss is recognized for the amount by which the carrying value exceeds the estimated fair value.

Acquired intangible assets with finite lives are subject to amortization. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Amortization of these intangible assets is recognized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  Approximately 85% of our gross intangible assets are amortized based on the cash flow streams used to value the assets, with the remaining assets amortized using the straight-line method.

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

Research and Development Costs

Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts.  In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred.  Company-funded research and development costs were $647 million, $643 million and $634 million in 2019, 2018 and 2017, respectively, and are included in cost of sales.

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

Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses.  The new standard is effective for our company at the beginning of 2020.  Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. We completed our evaluation of the standard and determined that the impact on our consolidated financial statements is not significant.

Note 2. Business Disposition and Acquisition

On July 2, 2018, we completed the sale of the businesses that manufacture and sell the products in our Tools and Test Equipment product line within our Industrial segment to Emerson Electric Co. for net cash proceeds of $807 million. We recorded an after-tax gain of $419 million related to this disposition.

On March 6, 2017, we completed the acquisition of Arctic Cat Inc. (Arctic Cat), a publicly-held company (NASDAQ: ACAT), pursuant to a cash tender offer for $18.50 per share, followed by a short-form merger. The cash paid for this business, including repayment of debt and net of cash acquired, totaled $316 million.  Arctic Cat was incorporated into our Textron Specialized Vehicles business in the Industrial segment and its operating results have been included in the Consolidated Statements of Operations since the closing date.

Note 3. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

	Textron		Textron
(In millions)	Aviation	Bell	Systems	Industrial	Total
Balance at December 30, 2017	$614	$31	$1,087	$632	$2,364
Disposition	—	—	—	(153)	(153)
Acquisition	—	—	13	—	13
Foreign currency translation	—	—	—	(6)	(6)
Balance at December 29, 2018	614	31	1,100	473	2,218
Disposition*	—	—	(71)	—	(71)
Acquisition	—	—	4	—	4
Foreign currency translation	—	—	—	(1)	(1)
Balance at January 4, 2020	$614	$31	$1,033	$472	$2,150

*See Note 7 for additional information.

Intangible Assets

Our intangible assets are summarized below:

		January 4, 2020			December 29, 2018
	Weighted-Average	Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Period (in years)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and technology	14	$501	$(242)	$259	$514	$(211)	$303
Trade names and trademarks	14	223	(8)	215	224	(7)	217
Customer relationships and contractual agreements	15	413	(298)	115	413	(275)	138
Other	4	6	(6)	—	6	(6)	—
Total		$1,143	$(554)	$589	$1,157	$(499)	$658

Trade names and trademarks in the table above include $208 million of indefinite-lived intangible assets at both January 4, 2020 and December 29, 2018. Amortization expense totaled $59 million, $66 million and $69 million in 2019, 2018 and 2017, respectively.  Amortization expense is estimated to be approximately $55 million, $53 million, $54 million, $37 million and $32 million in 2020, 2021, 2022, 2023 and 2024, respectively.

Note 4. Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

	January 4,	December 29,
(In millions)	2020	2018
Commercial	$835	$885
U.S. Government contracts	115	166
	950	1,051
Allowance for doubtful accounts	(29)	(27)
Total	$921	$1,024

Finance Receivables

Finance receivables are presented in the following table:

	January 4,	December 29,
(In millions)	2020	2018
Finance receivables	$707	$789
Allowance for losses	(25)	(29)
Total finance receivables, net	$682	$760

Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.  These loans typically have initial terms ranging from five to twelve years, amortization terms ranging from eight to fifteen years and an average balance of $1 million at January 4, 2020. Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan.

Our finance receivables are diversified across geographic region and borrower industry. At both January 4, 2020 and December 29, 2018, 59% of our finance receivables were distributed internationally and 41% throughout the U.S. At January 4, 2020 and December 29, 2018 finance receivables of $148 million and $201 million, respectively, have been pledged as collateral for TFC’s debt of $87 million and $119 million, respectively.

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

Finance receivables categorized based on the credit quality indicators and by delinquency aging category are  summarized as follows:

	January 4,	December 29,
(Dollars in millions)	2020	2018
Performing	$664	$704
Watchlist	4	45
Nonaccrual	39	40
Nonaccrual as a percentage of finance receivables	5.52%	5.07%
Less than 31 days past due	$637	$719
31-60 days past due	53	56
61-90 days past due	7	5
Over 90 days past due	10	9
60+ days contractual delinquency as a percentage of finance receivables	2.40%	1.77%

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

A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

	January 4,	December 29,
(In millions)	2020	2018
Recorded investment:
Impaired loans with related allowance for losses	$17	$15
Impaired loans with no related allowance for losses	22	43
Total	$39	$58
Unpaid principal balance	$50	$67
Allowance for losses on impaired loans	3	5
Average recorded investment	40	61

A summary of the allowance for losses on finance receivables based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table specifically exclude $104 million and $101 million of leveraged leases at January 4, 2020 and December 29, 2018, respectively, in accordance with U.S. generally accepted accounting principles.

	January 4,	December 29,
(In millions)	2020	2018
Allowance based on collective evaluation	$22	$24
Allowance based on individual evaluation	3	5
Finance receivables evaluated collectively	564	630
Finance receivables evaluated individually	39	58

Note 5. Inventories

Inventories are composed of the following:

	January 4,	December 29,
(In millions)	2020	2018
Finished goods	$1,557	$1,662
Work in process	1,616	1,356
Raw materials and components	896	800
Total	$4,069	$3,818

Inventories valued by the LIFO method totaled $2.5 billion and $2.2 billion at January 4, 2020 and December 29, 2018, respectively, and the carrying values of these inventories would have been higher by approximately $475 million and $457 million, respectively, had our LIFO inventories been valued at current costs.

Note 6. Property, Plant and Equipment, Net

Our Manufacturing group’s property, plant and equipment, net is composed of the following:

	Useful Lives	January 4,	December 29,
(Dollars in millions)	(in years)	2020	2018
Land, buildings and improvements	3-40	$1,991	$1,927
Machinery and equipment	2-20	4,941	4,891
		6,932	6,818
Accumulated depreciation and amortization		(4,405)	(4,203)
Total		$2,527	$2,615

The Manufacturing group’s depreciation expense, which included amortization expense on finance leases, totaled $346 million, $358 million and $362 million in 2019, 2018 and 2017, respectively.

Note 7. Other Assets

On April 1, 2019, TRU Simulation + Training Inc., a business within our Textron Systems segment, contributed assets associated with its training business into FlightSafety Textron Aviation Training LLC, a company formed by FlightSafety International Inc. and TRU to provide training solutions for Textron Aviation’s commercial business and general aviation aircraft.  We have a 30% interest in this newly formed company and our investment is accounted for under the equity method of accounting.  We contributed assets with a carrying value of $69 million to the company, which primarily included property, plant and equipment.  In addition, $71 million of the Textron Systems segment’s goodwill was allocated to this transaction.  Based on the fair value of our share of the business, we recorded a pre-tax net gain of $18 million in 2019 to cost of sales in our Consolidated Statements of Operations.

Note 8. Other Current Liabilities

The other current liabilities of our Manufacturing group are summarized below:

	January 4,	December 29,
(In millions)	2020	2018
Contract liabilities	$715	$876
Salaries, wages and employer taxes	362	381
Current portion of warranty and product maintenance liabilities	147	177
Other	683	715
Total	$1,907	$2,149

Changes in our warranty liability are as follows:

(In millions)	2019	2018	2017
Balance at beginning of year	$149	$164	$138
Provision	68	72	81
Settlements	(70)	(78)	(69)
Acquisitions	—	1	35
Adjustments*	(6)	(10)	(21)
Balance at end of year	$141	$149	$164

* Adjustments include changes to prior year estimates, new issues on prior year sales, business dispositions and currency translation adjustments.

Note 9.  Leases

We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our leases have remaining lease terms up to 30 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised.  In 2019, our operating lease cost totaled $64 million. Our finance lease cost and our variable and short-term lease costs were not significant. Cash paid for operating lease liabilities during 2019 totaled $62 million, which is classified in cash flows from operating activities.  Balance sheet and other information related to our leases is as follows:

January 4,
(Dollars in millions)	2020
Operating leases:
Other assets	$277
Other current liabilities	48
Other liabilities	233
Finance leases:
Property, plant and equipment, less accumulated amortization of $8 million	$39
Current portion of long-term debt	2
Long-term debt	40
Weighted-average remaining lease term (in years)
Finance leases	17.9
Operating leases	10.2
Weighted-average discount rate
Finance leases	4.37%
Operating leases	4.42%

At December 29, 2018, assets under finance leases totaled $168 million and had accumulated amortization of $47 million.

Maturities of our lease liabilities at January 4, 2020 are as follows:

	Operating	Finance
(In millions)	Leases	Leases
2020	$57	$4
2021	48	4
2022	40	4
2023	32	4
2024	25	5
Thereafter	154	46
Total lease payments	356	67
Less: interest	(75)	(25)
Total lease liabilities	$281	$42

Note 10. Debt and Credit Facilities

Our debt is summarized in the table below:

	January 4,	December 29,
(In millions)	2020	2018
Manufacturing group
7.25% due 2019	$—	$250
6.625% due 2020	199	190
Variable-rate notes due 2020 (2.45% and 3.17%, respectively)	350	350
3.65% due 2021	250	250
5.95% due 2021	250	250
4.30% due 2024	350	350
3.875% due 2025	350	350
4.00% due 2026	350	350
3.65% due 2027	350	350
3.375% due 2028	300	300
3.90% due 2029	300	—
Other (weighted-average rate of 3.01% and 2.63%, respectively)	75	76
Total Manufacturing group debt	$3,124	$3,066
Less: Current portion of long-term debt	(561)	(258)
Total Long-term debt	$2,563	$2,808
Finance group
Variable-rate note due 2020 (2.87% and 3.57%, respectively)	$150	$150
2.88% note due 2022	150	150
Fixed-rate notes due 2019-2028 (weighted-average rate of 3.20% and 3.17%, respectively) (a) (b)	65	84
Variable-rate notes due 2019-2027 (weighted-average rate of 3.31% and 3.99%, respectively) (a) (b)	22	35
Fixed-to-Floating Rate Junior Subordinated Notes (3.64% and 4.35%, respectively)	299	299
Total Finance group debt	$686	$718

(a)	Notes amortize on a quarterly or semi-annual basis.
(b)	Notes are secured by finance receivables as described in Note 4.

The following table shows required payments during the next five years on debt outstanding at January 4, 2020:

(In millions)	2020	2021	2022	2023	2024
Manufacturing group	$561	$507	$7	$7	$361
Finance group	167	14	167	17	15
Total	$728	$521	$174	$24	$376

On October 18, 2019, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. Textron may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at Textron's option with the consent of lenders representing a majority of the commitments under the facility. This new facility replaced the prior 5-year facility, which was scheduled to expire in September 2021. At January 4, 2020 and December 29, 2018, there were no amounts borrowed against either facility. At January 4, 2020, there were $10 million of outstanding letters of credit issued under the new facility and at December 29, 2018, there were $10 million of outstanding letters of credit issued under the prior facility.

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

Support Agreement

Under a Support Agreement, as amended in December 2015, Textron Inc. is required to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2019, 2018 and 2017 to maintain compliance with the support agreement.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At January 4, 2020 and December 29, 2018, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $342 million and $379 million, respectively. At January 4, 2020, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $2 million liability.  At December 29, 2018, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $10 million liability.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	January 4, 2020		December 29, 2018
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,097)	$(3,249)	$(2,996)	$(2,971)
Finance group
Finance receivables, excluding leases	493	527	582	584
Debt	(686)	(634)	(718)	(640)

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

Note 12. Shareholders’ Equity

Capital Stock

We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity is presented below:

(In thousands)	2019	2018	2017
Balance at beginning of year	235,621	261,471	270,287
Share repurchases	(10,011)	(29,094)	(11,917)
Share-based compensation activity	2,346	3,244	3,101
Balance at end of year	227,956	235,621	261,471

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2019	2018	2017
Basic weighted-average shares outstanding	231,315	250,196	266,380
Dilutive effect of stock options	1,394	3,041	2,370
Diluted weighted-average shares outstanding	232,709	253,237	268,750

In 2019, 2018 and 2017, stock options to purchase 4.3 million, 1.3 million and 1.6 million shares, respectively, of common stock are excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are presented below:

	Pension and	Foreign	Deferred	Accumulated
	Postretirement	Currency	Gains (Losses)	Other
	Benefits	Translation	on Hedge	Comprehensive
(In millions)	Adjustments	Adjustments	Contracts	Loss
Balance at December 30, 2017	$(1,396)	$11	$10	$(1,375)
Other comprehensive loss before reclassifications	(198)	(49)	(8)	(255)
Reclassified from Accumulated other comprehensive loss	124	6	(5)	125
Reclassification of stranded tax effects	(257)	—	—	(257)
Balance at December 29, 2018	$(1,727)	$(32)	$(3)	$(1,762)
Other comprehensive loss before reclassifications	(166)	(4)	5	(165)
Reclassified from Accumulated other comprehensive loss	82	—	(2)	80
Balance at January 4, 2020	$(1,811)	$(36)	$—	$(1,847)

In 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act  from accumulated other comprehensive loss to retained earnings. The stranded tax effects are comprised of the tax amounts included in accumulated other comprehensive loss at the previous U.S. federal corporate tax rate of 35%, for which the related deferred tax asset or liability was remeasured at the new U.S. federal corporate tax rate of 21% in the fourth quarter of 2017. The adoption of this standard resulted in an increase to accumulated other comprehensive loss of $257 million, with an offsetting increase to retained earnings.

Other Comprehensive Income (Loss)

The before and after-tax components of other comprehensive income (loss) are presented below:

	2019			2018			2017
		Tax	After-		Tax	After-		Tax	After-
	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Pension and postretirement benefits adjustments:
Unrealized gains (losses)	$(218)	$52	$(166)	$(248)	$58	$(190)	$18	$(1)	$17
Amortization of net actuarial loss*	99	(23)	76	152	(35)	117	136	(48)	88
Amortization of prior service cost*	8	(2)	6	9	(2)	7	7	(2)	5
Recognition of prior service cost	—	—	—	(20)	5	(15)	(1)	—	(1)
Business disposition	—	—	—	7	—	7	—	—	—
Pension and postretirement benefits adjustments, net	(111)	27	(84)	(100)	26	(74)	160	(51)	109
Foreign currency translation adjustments:
Foreign currency translation adjustments	(6)	2	(4)	(46)	(3)	(49)	100	7	107
Business disposition	—	—	—	6	—	6	—	—	—
Foreign currency translation adjustments, net	(6)	2	(4)	(40)	(3)	(43)	100	7	107
Deferred gains (losses) on hedge contracts:
Current deferrals	8	(3)	5	(8)	—	(8)	10	(2)	8
Reclassification adjustments	(2)	—	(2)	(7)	2	(5)	7	(1)	6
Deferred gains (losses) on hedge contracts, net	6	(3)	3	(15)	2	(13)	17	(3)	14
Total	$(111)	$26	$(85)	$(155)	$25	$(130)	$277	$(47)	$230

* These components of other comprehensive income (loss) are included in the computation of net periodic pension cost. See Note 16 for additional information.

Note 13. Segment and Geographic Data

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance.  The accounting policies of the segments are the same as those described in Note 1.

Textron Aviation products include Citation jets, King Air and Caravan turboprop aircraft, piston engine aircraft, military trainer and defense aircraft, and aftermarket part sales and services sold to a diverse base of corporate and individual buyers.

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

Textron Systems products include unmanned aircraft and surface systems, marine craft, armored vehicles and specialty vehicles, advanced flight training devices and other defense and aviation mission support products and services primarily for U.S. and non-U.S. governments.

Industrial products and markets include the following:

●	Kautex products consist of blow-molded plastic fuel systems, including conventional plastic fuel tanks and pressurized fuel tanks for hybrid applications, clear-vision systems and plastic tanks for selective catalytic reduction systems that are marketed primarily to automobile OEMs; and
●	Specialized Vehicles products include golf cars, off-road utility vehicles, recreational side-by-side and all-terrain vehicles, snowmobiles, light transportation vehicles, aviation ground support equipment, professional turf-maintenance equipment and turf-care vehicles that are marketed primarily to golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users.

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

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations  before income taxes, are as follows:

	Revenues			Segment Profit
(In millions)	2019	2018	2017	2019	2018	2017
Textron Aviation	$5,187	$4,971	$4,686	$449	$445	$303
Bell	3,254	3,180	3,317	435	425	415
Textron Systems	1,325	1,464	1,840	141	156	139
Industrial	3,798	4,291	4,286	217	218	290
Finance	66	66	69	28	23	22
Total	$13,630	$13,972	$14,198	$1,270	$1,267	$1,169
Corporate expenses and other, net				(110)	(119)	(132)
Interest expense, net for Manufacturing group				(146)	(135)	(145)
Special charges				(72)	(73)	(130)
Gain on business disposition				—	444	—
Income from continuing operations before income taxes				$942	$1,384	$762

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
	January 4,	December 29,
(In millions)	2020	2018	2019	2018	2017	2019	2018	2017
Textron Aviation	$4,692	$4,290	$122	$132	$128	$137	$145	$139
Bell	2,783	2,652	81	65	73	107	108	117
Textron Systems	2,352	2,254	38	39	60	48	54	65
Industrial	2,781	2,815	97	132	158	108	112	105
Finance	964	1,017	—	—	—	6	8	12
Corporate	1,446	1,236	1	1	4	10	10	9
Total	$15,018	$14,264	$339	$369	$423	$416	$437	$447

Geographic Data

Presented below is selected financial information of our continuing operations by geographic area:

				Property, Plant
	Revenues*			and Equipment, net**
				January 4,	December 29,
(In millions)	2019	2018	2017	2020	2018
United States	$8,963	$8,667	$8,786	$2,054	$2,115
Europe	1,986	2,187	1,962	244	267
Asia and Australia	1,070	1,253	1,206	97	88
Other international	1,611	1,865	2,244	132	145
Total	$13,630	$13,972	$14,198	$2,527	$2,615

*   Revenues are attributed to countries based on the location of the customer.

** Property, plant and equipment, net is based on the location of the asset.

Note 14. Revenues

Disaggregation of Revenues

Our revenues disaggregated by major product type are presented below:

(In millions)	2019	2018	2017
Aircraft	$3,592	$3,435	$3,112
Aftermarket parts and services	1,595	1,536	1,574
Textron Aviation	5,187	4,971	4,686
Military aircraft and support programs	1,988	2,030	2,076
Commercial helicopters, parts and services	1,266	1,150	1,241
Bell	3,254	3,180	3,317
Unmanned systems	572	612	714
Marine and land systems	208	311	470
Simulation, training and other	545	541	656
Textron Systems	1,325	1,464	1,840
Fuel systems and functional components	2,237	2,352	2,330
Specialized vehicles	1,561	1,691	1,486
Tools and test equipment	—	248	470
Industrial	3,798	4,291	4,286
Finance	66	66	69
Total revenues	$13,630	$13,972	$14,198

Our 2019 and 2018 revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
2019
Customer type:
Commercial	$4,956	$1,238	$359	$3,775	$66	$10,394
U.S. Government	231	2,016	966	23	—	3,236
Total revenues	$5,187	$3,254	$1,325	$3,798	$66	$13,630
Geographic location:
United States	$3,708	$2,440	$1,083	$1,698	$34	$8,963
Europe	678	142	73	1,091	2	1,986
Asia and Australia	244	348	103	374	1	1,070
Other international	557	324	66	635	29	1,611
Total revenues	$5,187	$3,254	$1,325	$3,798	$66	$13,630
2018
Customer type:
Commercial	$4,734	$1,114	$431	$4,277	$66	$10,622
U.S. Government	237	2,066	1,033	14	—	3,350
Total revenues	$4,971	$3,180	$1,464	$4,291	$66	$13,972
Geographic location:
United States	$3,379	$2,186	$1,118	$1,957	$27	$8,667
Europe	612	162	74	1,333	6	2,187
Asia and Australia	336	427	127	357	6	1,253
Other international	644	405	145	644	27	1,865
Total revenues	$4,971	$3,180	$1,464	$4,291	$66	$13,972

In 2017, our revenues included sales to the U.S. Government of approximately $3.1 billion, primarily in the Bell and Textron Systems segments.

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At January 4, 2020, we had $9.8 billion in remaining performance obligations of which we expect to recognize revenues of approximately 75% through 2021, an additional 20% through 2023, and the balance thereafter.

Contract Assets and Liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At January 4, 2020 and December 29, 2018, contract assets totaled $567 million and $461 million, respectively, and contract liabilities totaled $830 million and $974 million, respectively. The changes in these balances in 2019 resulted from timing differences between revenue recognized, billings and payments from customers, largely related to the V-22 program in the Bell segment. During 2019 and 2018, we recognized revenues of $590 million and $817 million, respectively, that were included in the contract liability balance at the beginning of each year.

Reconciliation of ASC 606 to Prior Accounting Standards

The amount by which each financial statement line item is affected in 2018 as a result of applying the accounting standard as discussed in Note 1 is presented below:

	2018
		Effect of the	Under
	As	adoption of	Prior
(In millions, except per share amounts)	Reported	ASC 606	Accounting
Consolidated Statements of Operations
Manufacturing revenues	$13,906	$(201)	$13,705
Total revenues	13,972	(201)	13,771
Cost of sales	11,594	(174)	11,420
Income from continuing operations before income taxes	1,384	(27)	1,357
Income tax expense	162	(7)	155
Income from continuing operations	1,222	(20)	1,202
Net income	1,222	(20)	1,202
Basic earnings per share - continuing operations	$4.88	$(0.08)	$4.80
Diluted earnings per share - continuing operations	4.83	(0.08)	4.75
Consolidated Statements of Comprehensive Income
Other comprehensive loss	$(130)	$(20)	$(150)
Comprehensive income	1,092	(20)	1,072
Consolidated Statements of Cash flows
Net income	$1,222	$(20)	$1,202
Income from continuing operations	1,222	(20)	1,202
Deferred income taxes	49	(7)	42
Accounts receivable, net	50	(16)	34
Inventories	41	(50)	(9)
Other assets	(88)	34	(54)
Other liabilities	(223)	59	(164)
Net cash provided by operating activities of continuing operations	1,109	—	1,109

Note 15. Share-Based Compensation

Under our 2015 Long-Term Incentive Plan (Plan), which replaced our 2007 Long-Term Incentive Plan in April 2015, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  A maximum of 17 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 2007 Long-Term Incentive Plan. No more than 17 million shares may be awarded pursuant to incentive stock options, and no more than 4.25 million shares may be issued pursuant to awards of restricted stock, restricted stock units, performance stock or other awards that are payable in shares. For 2019, 2018 and 2017, the awards granted under this Plan primarily included stock options, restricted stock units and performance share units.

Through our Deferred Income Plan for Textron Executives, we provide certain executives the opportunity to voluntarily defer up to 80% of their base salary, along with incentive compensation.  Elective deferrals may be put into either a stock unit account or an interest-bearing account.  Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment. The intrinsic value of amounts paid under this deferred income plan was not significant in 2019, 2018 and 2017.

Share-based compensation costs are reflected primarily in selling and administrative expense.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2019	2018	2017
Compensation expense	$52	$35	$77
Income tax benefit	(12)	(8)	(28)
Total compensation expense included in net income	$40	$27	$49

Compensation cost for awards subject only to service conditions that vest ratably is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Our awards include continued vesting provisions for retirement eligible employees. Upon reaching retirement eligibility, the service requirement for these individuals is considered to have been satisfied and compensation expense for future awards is recognized on the date of the grant.

As of January 4, 2020, we had not recognized $27 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years.

Stock Options

Stock option compensation expense was $22 million, $23 million and $20 million in 2019, 2018 and 2017, respectively. Options to purchase our shares have a maximum term of ten years and generally vest ratably over a three-year period. Stock option compensation cost is calculated under the fair value approach using the Black-Scholes option-pricing model to determine the fair value of options granted on the date of grant. The expected volatility used in this model is based on implied volatilities from traded options on our common stock, historical volatilities and other factors.  The expected term is based on historical option exercise data, which is adjusted to reflect any anticipated changes in expected behavior.

The weighted-average fair value of options granted and the assumptions used in our option-pricing model for such grants are as follows:

	2019	2018	2017
Fair value of options at grant date	$14.62	$15.83	$13.80
Dividend yield	0.2%	0.1%	0.2%
Expected volatility	26.6%	26.6%	29.2%
Risk-free interest rate	2.5%	2.6%	1.9%
Expected term (in years)	4.7	4.7	4.7

The stock option activity during 2019 is provided below:

		Weighted-
	Number of	Average
(Options in thousands)	Options	Exercise Price
Outstanding at beginning of year	8,284	$40.58
Granted	1,618	54.27
Exercised	(877)	(27.84)
Forfeited or expired	(281)	(52.76)
Outstanding at end of year	8,744	$44.00
Exercisable at end of year	5,937	$38.95

At January 4, 2020, our outstanding options had an aggregate intrinsic value of $45 million and a weighted-average remaining contractual life of 5.7 years.  Our exercisable options had an aggregate intrinsic value of $45 million and a weighted-average remaining contractual life of 4.5 years at January 4, 2020.  The total intrinsic value of options exercised during 2019, 2018 and 2017 was $22 million, $62 million and $29 million, respectively.

Restricted Stock Units

We issue restricted stock units settled in both cash and stock (vesting one-third each in the third, fourth and fifth year following the year of the grant), which include the right to receive dividend equivalents. The fair value of these units is based on the trading price of our common stock. For units payable in stock, we use the trading price on the grant date, while units payable in cash are remeasured using the price at each reporting period date.

The 2019 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
		Weighted-		Weighted-
	Number of	Average Grant	Number of	Average Grant
(Shares/Units in thousands)	Shares	Date Fair Value	Units	Date Fair Value
Outstanding at beginning of year, nonvested	598	$45.22	1,143	$45.48
Granted	173	54.22	332	54.31
Vested	(166)	(39.34)	(299)	(39.27)
Forfeited	(62)	(49.16)	(72)	(48.72)
Outstanding at end of year, nonvested	543	$49.44	1,104	$49.61

The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2019	2018	2017
Fair value of awards vested	$23	$25	$27
Cash paid	16	18	19

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

The 2019 activity for our performance share units is as follows:

		Weighted-
	Number of	Average Grant
(Units in thousands)	Units	Date Fair Value
Outstanding at beginning of year, nonvested	404	$53.63
Granted	262	54.43
Vested	(196)	(49.58)
Forfeited	(59)	(53.94)
Outstanding at end of year, nonvested	411	$56.03

The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2019	2018	2017
Fair value of awards vested	$9	$12	$15
Cash paid	10	11	15

Note 16. Retirement Plans

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

We also have other funded and unfunded defined benefit pension plans that cover certain of our U.S. and Non-U.S.  employees.  In addition, several defined contribution plans are sponsored by our various businesses, of which the largest plan is the Textron Savings Plan, which is a qualified 401(k) plan subject to ERISA.  Our defined contribution plans cost $130 million, $125 million and $123 million in 2019, 2018 and 2017, respectively, which included $13 million in contributions to the RAP for each year. We also provide postretirement benefits other than pensions for certain retired employees in the U.S. that include healthcare, dental care, Medicare Part B reimbursement and life insurance.

Periodic Benefit Cost (Credit)

The components of net periodic benefit cost (credit) and other amounts recognized in OCI are as follows:

				Postretirement Benefits
	Pension Benefits			Other than Pensions
(In millions)	2019	2018	2017	2019	2018	2017
Net periodic benefit cost
Service cost	$91	$104	$100	$3	$3	$3
Interest cost	326	306	323	10	10	12
Expected return on plan assets	(556)	(553)	(507)	—	—	—
Amortization of prior service cost (credit)	14	15	15	(6)	(6)	(8)
Amortization of net actuarial loss (gain)	101	153	137	(2)	(1)	(1)
Net periodic benefit cost (credit)	$(24)	$25	$68	$5	$6	$6
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$207	$270	$(11)	$11	$(22)	$(7)
Current year prior service cost	—	20	1	—	—	—
Amortization of net actuarial gain (loss)	(101)	(153)	(137)	2	1	1
Amortization of prior service credit (cost)	(14)	(15)	(15)	6	6	8
Business disposition	—	(7)	—	—	—	—
Total recognized in OCI, before taxes	$92	$115	$(162)	$19	$(15)	$2
Total recognized in net periodic benefit cost (credit) and OCI	$68	$140	$(94)	$24	$(9)	$8

In 2018, we adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard requires companies to present only the service cost component of net periodic benefit cost in operating income in the same line as other compensation costs arising from services rendered by the pertinent employees during the period.  The other non-service components of net periodic benefit cost must be presented separately from service cost and excluded from operating income.  In addition, only the service cost component is eligible for capitalization into inventory.  The change in the amount capitalized into inventory was applied prospectively. Using a practical expedient, the other non-service components of net periodic benefit cost (credit) previously disclosed of $(29) million for 2017 was reclassified from Cost of sales and Selling and administrative expense to Non-service components of pension and postretirement income, net in the Consolidated Statements of Operations.

Obligations and Funded Status

All of our plans are measured as of our fiscal year-end.  The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

			Postretirement Benefits
	Pension Benefits		Other than Pensions
(In millions)	2019	2018	2019	2018
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$7,901	$8,563	$250	$289
Service cost	91	104	3	3
Interest cost	326	306	10	10
Plan participants’ contributions	—	—	5	5
Actuarial losses (gains)	1,001	(615)	11	(22)
Benefits paid	(421)	(422)	(33)	(35)
Plan amendment	—	20	—	—
Business disposition	—	(15)	—	—
Foreign exchange rate changes and other	40	(40)	—	—
Projected benefit obligation at end of year	$8,938	$7,901	$246	$250
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$7,122	$7,877
Actual return on plan assets	1,350	(335)
Employer contributions	38	39
Benefits paid	(421)	(422)
Foreign exchange rate changes and other	40	(37)
Fair value of plan assets at end of year	$8,129	$7,122
Funded status at end of year	$(809)	$(779)	$(246)	$(250)

Actuarial losses (gains) reflected in the table above for both 2019 and 2018 were largely the result of changes in the discount rate utilized.

Amounts recognized in our balance sheets are as follows:

			Postretirement Benefits
	Pension Benefits		Other than Pensions
(In millions)	2019	2018	2019	2018
Non-current assets	$152	$112	$—	$—
Current liabilities	(27)	(27)	(26)	(28)
Non-current liabilities	(934)	(864)	(220)	(222)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss (gain)	2,271	2,157	(21)	(34)
Prior service cost (credit)	55	69	(20)	(27)

The accumulated benefit obligation for all defined benefit pension plans was $8.5 billion and $7.5 billion at January 4, 2020 and December 29, 2018, respectively, which included $404 million and $369 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.

Pension plans with accumulated benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	2019	2018
Accumulated benefit obligation	$8,050	$7,137
Fair value of plan assets	7,500	6,589

Pension plans with projected benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	2019	2018
Projected benefit obligation	$8,462	$7,481
Fair value of plan assets	7,500	6,589

Assumptions

The weighted-average assumptions we use for our pension and postretirement plans are as follows:

				Postretirement Benefits
	Pension Benefits			Other than Pensions
	2019	2018	2017	2019	2018	2017
Net periodic benefit cost
Discount rate	4.24%	3.67%	4.13%	4.25%	3.50%	4.00%
Expected long-term rate of return on assets	7.55%	7.58%	7.57%
Rate of compensation increase	3.50%	3.50%	3.50%
Benefit obligations at year-end
Discount rate	3.36%	4.24%	3.66%	3.20%	4.25%	3.50%
Rate of compensation increase	3.50%	3.50%	3.50%
Interest crediting rate for cash balance plans	5.25%	5.25%	5.25%

Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 7.00% in both 2019 and 2018. We expect this rate to gradually decline to 5% by 2024 where we assume it will remain.

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

For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For Non-U.S. plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	17%	to	33%
International equity securities	8%	to	19%
Global equities	5%	to	17%
Debt securities	27%	to	38%
Real estate	7%	to	13%
Private investment partnerships	5%	to	11%
Non-U.S. Plan Assets
Equity securities	51%	to	75%
Debt securities	25%	to	45%
Real estate	0%	to	13%

The fair value of our pension plan assets by major category and valuation method is as follows:

	January 4, 2020				December 29, 2018
(In millions)	Level 1	Level 2	Level 3	Not Subject to Leveling	Level 1	Level 2	Level 3	Not Subject to Leveling
Cash and equivalents	$18	$12	$—	$174	$19	$19	$—	$113
Equity securities:
Domestic	1,257	—	—	1,160	1,256	—	—	828
International	929	—	—	780	835	—	—	450
Mutual funds	176	—	—	—	266	—	—	—
Debt securities:
National, state and local governments	414	308	—	56	366	290	—	53
Corporate debt	14	1,062	—	240	—	908	—	220
Asset-backed securities	—	—	—	18	—	—	—	104
Private investment partnerships	—	—	—	745	—	—	—	650
Real estate	—	—	473	293	—	—	460	285
Total	$2,808	$1,382	$473	$3,466	$2,742	$1,217	$460	$2,703

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

The table below presents a reconciliation of the fair value measurements for owned real estate properties, which use significant unobservable inputs (Level 3):

(In millions)	2019	2018
Balance at beginning of year	$460	$460
Unrealized gains, net	7	13
Realized gains, net	5	12
Purchases, sales and settlements, net	1	(25)
Balance at end of year	$473	$460

Estimated Future Cash Flow Impact

Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2020, we expect to contribute approximately $50 million to our pension plans and the RAP. Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions. These payments are based on the same assumptions used to measure our benefit obligation at the end of 2019. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets. Benefit payments that we expect to pay on an undiscounted basis are as follows:

(In millions)	2020	2021	2022	2023	2024	2025-2029
Pension benefits	$426	$433	$441	$450	$460	$2,426
Postretirement benefits other than pensions	26	25	24	23	22	88

Note 17. Special Charges

Special charges recorded by segment and type of cost are as follows:

				Acquisition
		Contract		Integration and
	Severance	Terminations	Asset	Transaction
(In millions)	Costs	and Other	Impairments	Costs	Total
2019
Industrial	$21	$11	$6	$—	$38
Textron Aviation	25	—	4	—	29
Corporate	—	—	—	5	5
Total special charges	$46	$11	$10	$5	$72
2018
Industrial	$8	$18	$47	$—	$73
2017
Industrial	$26	$19	$1	$12	$58
Textron Aviation	11	—	17	—	28
Bell	3	8	12	—	23
Textron Systems	6	(1)	16	—	21
Total special charges	$46	$26	$46	$12	$130

In December 2019, we recorded $72 million in special charges, primarily in connection with a restructuring plan that was designed to reduce costs and improve overall operating efficiency through headcount reductions, facility consolidations and other actions in the Industrial and Textron Aviation segments. In the Industrial segment, in connection with the strategic review of our Kautex business, cost reduction and other measures were initiated to maximize its operating margin, and we took further cost cutting actions in our Textron Specialized Vehicles business. In the Textron Aviation segment, we conducted a review of our ongoing workforce requirements, resulting in targeted headcount reductions and other actions to realign our cost structure. Headcount reductions totaled approximately 1,000 positions and included business support and administrative functions within both segments. The headcount reductions at Textron Aviation were primarily related to engineering positions, reflecting completion of the Longitude certification activities and reduced requirements for ongoing development programs. This plan was substantially completed at the end of 2019.

In the fourth quarter of 2018, we recorded $73 million in special charges in connection with a plan to restructure the Textron Specialized Vehicles businesses within our Industrial segment. Under this plan, we recorded asset impairment charges of $47 million, primarily intangible assets related to product rationalization, contract termination and other costs of $18 million and severance costs of $8 million.  Headcount reductions totaled approximately 400 positions, representing 10% of Textron Specialized Vehicles’ workforce. This plan was substantially completed at the end of 2018.

In 2017, special charges totaled $130 million, largely reflecting $90 million related to an enterprise-wide restructuring plan initiated in 2016 and $28 million for a restructuring plan initiated in the first quarter of 2017 in connection with the acquisition of Arctic Cat discussed in Note 2. Both of these plans were completed in 2017.

Acquisition integration and transaction costs include $5 million in 2019 related to the strategic review of the Kautex business and $12 million in 2017 related to the Arctic Cat acquisition.

Restructuring Reserve

Our restructuring reserve activity is summarized below:

		Contract
	Severance	Terminations
(In millions)	Costs	and Other	Total
Balance at December 30, 2017	$24	$20	$44
Provision for 2018 plan	8	18	26
Cash paid	(21)	(9)	(30)
(Reversals)/provision for prior plans	(3)	3	—
Balance at December 29, 2018	8	32	40
Provision for 2019 plan	46	11	57
Cash paid	(8)	(23)	(31)
Foreign currency translation	—	(1)	(1)
Balance at January 4, 2020	$46	$19	$65

The majority of the remaining cash outlays of $65 million is expected to be paid in the first half of 2020. Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 18. Income Taxes

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2019	2018	2017
U.S.	$668	$557	$428
Non-U.S.	274	827	334
Income from continuing operations before income taxes	$942	$1,384	$762

Income tax expense for continuing operations is summarized as follows:

(In millions)	2019	2018	2017
Current expense (benefit):
Federal	$(48)	$3	$29
State	16	9	(9)
Non-U.S.	70	101	79
	38	113	99
Deferred expense (benefit):
Federal	112	60	358
State	(20)	(5)	(14)
Non-U.S.	(3)	(6)	13
	89	49	357
Income tax expense	$127	$162	$456

The following table reconciles the federal statutory income tax rate to our effective income tax rate for continuing operations:

	2019	2018	2017
U.S. Federal statutory income tax rate	21.0%	21.0%	35.0%
Increase (decrease) resulting from:
Research and development tax credits	(7.6)	(2.9)	(2.6)
U.S. amended returns tax rate differential	(1.2)	—	—
State income taxes (net of federal impact)	0.3	(0.1)	(1.9)
Non-U.S. tax rate differential and foreign tax credits	1.4	1.3	(2.9)
U.S. tax reform enactment impact	—	(1.0)	34.9
Domestic manufacturing deduction	—	—	(1.1)
Gain on business disposition, primarily in non-U.S. jurisdictions	—	(5.0)	—
Other, net	(0.4)	(1.6)	(1.6)
Effective income tax rate	13.5%	11.7%	59.8%

In 2019, the effective tax rate was favorably impacted by $61 million in benefits recognized for additional tax credits related to prior years as a result of the completion of a research and development tax credit analysis. In 2018, the effective tax rate was favorably impacted by a $25 million upon the reassessment of reserves for uncertain tax positions related to research and development tax credits.

The Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017. Among other things, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.  We reasonably estimated the effects of the Tax Act and recorded provisional amounts in the fourth quarter of 2017 totaling $266 million. Our provisional estimate included a $154 million charge to remeasure our U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  In addition, the provisional estimate included $112 million in expense for the one-time transition tax. This tax was based on approximately $1.6 billion of our post-1986 earnings and profits that were previously deferred from U.S. income taxes, and on the amount of those earnings held in cash and other specified net assets. In 2018, we finalized the 2017 impacts of the Tax Act, specifically the remeasurement of our U.S. Federal deferred tax assets and liabilities and the post-1986 earnings and profits transition tax, which resulted in a $14 million benefit.

Unrecognized Tax Benefits

Our unrecognized tax benefits represent tax positions for which reserves have been established, with unrecognized  state tax benefits reflected net of applicable tax benefits. At the end of 2019, 2018 and 2017, if our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. A reconciliation of these unrecognized tax benefits is as follows:

(In millions)	2019	2018	2017
Balance at beginning of year	$141	$182	$186
Additions for tax positions related to current year	9	5	12
Additions for tax positions of prior years	74	13	16
Reductions for settlements and expiration of statute of limitations	(1)	(22)	(17)
Reductions for tax positions of prior years	(2)	(37)	(15)
Balance at end of year	$221	$141	$182

In 2019, additional tax positions primarily reflect the completion of a research and development tax credit analysis for tax credits related to prior years. In 2018, certain tax positions related to research and development tax credits were reduced by $25 million based on new information, including interactions with the tax authorities and recent audit settlements.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are generally no longer subject to U.S. federal tax examinations for years before 2014, state and local income tax examinations for years before 2012, and non-U.S. income tax examinations for years before 2011. In 2019, we filed U.S. federal amended returns for 2012 and 2013 for additional research and development tax credits that are subject to examination.

Deferred Taxes

The significant components of our net deferred tax assets/(liabilities) are provided below:

	January 4,	December 29,
(In millions)	2020	2018
Obligation for pension and postretirement benefits	$289	$272
U.S. operating loss and tax credit carryforwards (a)	235	212
Accrued liabilities (b)	214	236
Deferred compensation	95	96
Operating lease liabilities (c)	70	—
Non-U.S. operating loss and tax credit carryforwards (d)	52	69
Valuation allowance on deferred tax assets	(145)	(157)
Amortization of goodwill and other intangibles	(160)	(143)
Property, plant and equipment, principally depreciation	(153)	(142)
Operating lease right-of-use assets (c)	(68)	—
Other leasing transactions, principally leveraged leases	(80)	(77)
Prepaid pension benefits	(29)	(21)
Other, net	(51)	(23)
Deferred taxes, net	$269	$322

(a)	At January 4, 2020, U.S. operating loss and tax credit carryforward benefits of $206 million expire through 2039 if not utilized and $29 million may be carried forward indefinitely.
(b)	Accrued liabilities include warranty reserves, self-insured liabilities and interest.
(c)	With the adoption of ASC 842 in 2019, as discussed in Note 1, we established a deferred tax asset for the operating lease liabilities and a deferred tax liability for the right-of-use assets.
(d)	At January 4, 2020, non-U.S. operating loss and tax credit carryforward benefits of $20 million expire through 2039 if not utilized and $32 million may be carried forward indefinitely.

We believe earnings during the period when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.  For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.

The following table presents the breakdown of our deferred taxes:

	January 4,	December 29,
(In millions)	2020	2018
Manufacturing group:
Deferred tax assets, net of valuation allowance	$341	$397
Deferred tax liabilities	(4)	(5)
Finance group – Deferred tax liabilities	(68)	(70)
Net deferred tax asset	$269	$322

Non-U.S. and U.S. state income taxes have not been provided for on basis differences in certain investments, primarily as a result of unremitted earnings in foreign subsidiaries totaling $1.7 billion at January 4, 2020 and $1.6 billion at December 29, 2018, which are indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, we would be subject to withholding and income taxes payable to various non-U.S. jurisdictions and U.S. states.  Determination of the deferred tax liability associated with indefinitely reinvested earnings is not practicable due to multiple factors, including the complexity of non-U.S. tax laws and tax treaty interpretations, exchange rate fluctuations, and the uncertainty of available credits or exemptions under U.S. federal and state tax laws.

Note 19. Commitments and Contingencies

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

In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $247 million and $333 million at January 4, 2020 and December 29, 2018, respectively.

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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $150 million. At January 4, 2020, environmental reserves of approximately $76 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $14 million as current liabilities. Expenditures to evaluate and remediate contaminated sites were $13 million, $13 million and $18 million in 2019, 2018 and 2017, respectively.

Note 20. Supplemental Cash Flow Information

Our cash payments and receipts are as follows:

(In millions)	2019	2018	2017
Interest paid:
Manufacturing group	$138	$132	$133
Finance group	23	25	29
Net taxes paid/(received):
Manufacturing group	120	129	(16)
Finance group	1	17	48

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Textron Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Textron Inc. (the Company) as of January 4, 2020 and December 29, 2018, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 4, 2020, and the related notes and financial statement schedule contained on page 77 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 4, 2020 and December 29, 2018 and the results of its operations and its cash flows for each of the three years in the period ended January 4, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 4, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long Term Contracts
Description of the Matter

As described in Note 1 to the consolidated financial statements, revenues under long-term contracts with the U.S. Government are generally recognized over time using the cost-to-cost method of accounting. Under this method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the estimated costs at completion, and revenue is recorded proportionally as costs are incurred. Contract costs, which are estimated utilizing current contract specifications and expected engineering requirements, typically are incurred over a period of several years, and the estimation of these costs at completion requires substantial judgment. The Company’s cost estimation process is based on professional knowledge and experience of engineers and program managers along with finance professionals. The Company updates its projections of costs quarterly or more frequently when circumstances significantly change. When adjustments are required, any changes from prior estimates are recognized using the cumulative catch-up method with the impact of the change from inception-to-date of the contract recorded in the current period and required disclosure is provided in the consolidated financial statements. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

Auditing the Company’s estimated costs at completion was challenging and complex due to the judgement involved in evaluating management’s assumptions and key estimates over the duration of long-term contracts.  The estimated costs at completion consider risks surrounding the Company’s ability to achieve the technical requirements and specifications of the contract, schedule, and other cost elements of the contract, and depend on whether the Company is able to successfully retire risks surrounding such aspects of the contract.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the Company’s revenue recognition process, including controls over management’s review of the estimated costs at completion and related key assumptions and management’s review that the data underlying the estimated costs at completion was complete and accurate.

To test the accuracy of the Company’s estimated costs at completion, our audit procedures included, among others, evaluating the key assumptions used by management to determine such estimate. This included evaluating the historical accuracy of management’s estimates by comparing planned costs to actual costs incurred to date. We also tested the completeness and accuracy of the underlying data back to source documents and contracts.

Defined Benefit Pension Obligations
Description of the Matter

As described in Note 16 to the consolidated financial statements, at January 4, 2020, the aggregate qualified defined benefit pension obligation was $8.9 billion and exceeded the fair value of pension plan assets of $8.1 billion, resulting in an unfunded defined benefit pension obligation of $809 million.  As explained in Note 1 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets annually in the fourth quarter or upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

Auditing the defined benefit pension obligations was complex due to the highly judgmental nature of the actuarial assumptions (e.g., discount rate, mortality rate, longevity, expected return on plan assets) used in the measurement process.  These assumptions have a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls that address the risks of material misstatement relating to the measurement and valuation of the defined benefit pension obligation.  For example, we tested controls over management’s review of the defined benefit pension obligation actuarial calculations, the significant actuarial assumptions, and the data inputs provided to the actuaries.

To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and the underlying data used by management and its actuaries.  We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from the prior year due to the change in service cost, interest cost, benefit payments, actuarial gains and losses, contributions, new longevity assumptions and plan amendments, as applicable.  In addition, we involved an actuarial specialist to assist in evaluating management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation.  As part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows.  To evaluate the mortality rate and the longevity, we assessed whether the information is consistent with publicly available information and entity-specific data.  We also tested the completeness and accuracy of the underlying data, including the participant data provided to the Company’s actuaries.  Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumption is consistent with a range of returns for a portfolio of comparative investments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1957.

Boston, Massachusetts

February 25, 2020

Quarterly Data

(Unaudited)	2019				2018
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues
Textron Aviation	$1,134	$1,123	$1,201	$1,729	$1,010	$1,276	$1,133	$1,552
Bell	739	771	783	961	752	831	770	827
Textron Systems	307	308	311	399	387	380	352	345
Industrial	912	1,009	950	927	1,131	1,222	930	1,008
Finance	17	16	14	19	16	17	15	18
Total revenues	$3,109	$3,227	$3,259	$4,035	$3,296	$3,726	$3,200	$3,750
Segment profit
Textron Aviation	$106	$105	$104	$134	$72	$104	$99	$170
Bell	104	103	110	118	87	117	113	108
Textron Systems	28	49	31	33	50	40	29	37
Industrial	50	76	47	44	64	80	1	73
Finance	6	6	5	11	6	5	3	9
Total segment profit	294	339	297	340	279	346	245	397
Corporate expenses and other, net	(47)	(24)	(17)	(22)	(27)	(51)	(29)	(12)
Interest expense, net for Manufacturing group	(35)	(36)	(39)	(36)	(34)	(35)	(32)	(34)
Special charges (a)	—	—	—	(72)	—	—	—	(73)
Gain on business disposition (b)	—	—	—	—	—	—	444	—
Income tax expense	(33)	(62)	(21)	(11)	(29)	(36)	(65)	(32)
Net income	$179	$217	$220	$199	$189	$224	$563	$246
Earnings per share from continuing operations
Basic	$0.76	$0.94	$0.96	$0.87	$0.73	$0.88	$2.29	$1.02
Diluted	0.76	0.93	0.95	0.87	0.72	0.87	2.26	1.02
Basic average shares outstanding (in thousands)	234,839	232,013	229,755	228,653	260,497	253,904	246,136	240,248
Diluted average shares outstanding (in thousands)	236,437	233,545	231,097	229,790	263,672	257,177	249,378	242,569
Segment profit margins
Textron Aviation	9.3%	9.4%	8.7%	7.8%	7.1%	8.2%	8.7%	11.0%
Bell	14.1	13.4	14.0	12.3	11.6	14.1	14.7	13.1
Textron Systems	9.1	15.9	10.0	8.3	12.9	10.5	8.2	10.7
Industrial	5.5	7.5	4.9	4.7	5.7	6.5	0.1	7.2
Finance	35.3	37.5	35.7	57.9	37.5	29.4	20.0	50.0
Segment profit margin	9.5%	10.5%	9.1%	8.4%	8.5%	9.3%	7.7%	10.6%

(a)	In the fourth quarter of 2019, special charges of $72 million were recorded under a restructuring plan, principally impacting the Industrial and Textron Aviation segments. Special charges of $73 million were recorded in the fourth quarter of 2018 under a restructuring plan for the Textron Specialized Vehicles businesses within our Industrial segment that was initiated in December 2018.
(b)	On July 2, 2018, we completed the sale of the Tools & Test Equipment product line which resulted in an after-tax gain of $419 million.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2019	2018	2017
Allowance for doubtful accounts
Balance at beginning of year	$27	$27	$27
Charged to costs and expenses	7	5	3
Deductions from reserves*	(5)	(5)	(3)
Balance at end of year	$29	$27	$27
Allowance for losses on finance receivables
Balance at beginning of year	$29	$31	$41
Reversal of the provision for losses	(6)	(3)	(11)
Charge-offs	(4)	(4)	(6)
Recoveries	6	5	7
Balance at end of year	$25	$29	$31
Inventory FIFO reserves
Balance at beginning of year	$280	$262	$231
Charged to costs and expenses	58	56	63
Deductions from reserves*	(29)	(38)	(32)
Balance at end of year	$309	$280	$262

* Deductions primarily include amounts written off on uncollectable accounts (less recoveries), inventory disposals, changes to prior year estimates, business dispositions and currency translation adjustments.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 4, 2020. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of January 4, 2020.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 4, 2020.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of January 4, 2020, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Textron Inc.

Opinion on Internal Control over Financial Reporting

We have audited Textron Inc.’s internal control over financial reporting as of January 4, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Textron, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 4, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of January 4, 2020 and December 29, 2018, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholder’s Equity and Cash Flows for each of the three years in the period ended January 4, 2020, and the related notes and financial statement schedule contained on page 77, of the Company and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

February 25, 2020

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information appearing under “ELECTION OF DIRECTORS — Nominees for Director,” “CORPORATE GOVERNANCE — Corporate Governance Guidelines and Policies,” “— Code of Ethics,” and “— Board Committees — Audit Committee,” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2020 is incorporated by reference into this Annual Report on Form 10-K.

Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information appearing under “CORPORATE GOVERNANCE — Compensation of Directors,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2020 is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2020 is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information appearing under “CORPORATE GOVERNANCE — Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2020 is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2020 is incorporated by reference into this Annual Report on Form 10-K.

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

4.6	Description of registrant’s securities.

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

10.7D

Amendment No. 3 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018.

10.7E	Amendment No. 4 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009.

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

10.11D

Aircraft Dry Lease Agreement, made and entered into as of December 18, 2018, between Mr. Donnelly’s limited liability company and Textron Inc. Incorporated by reference to Exhibit 10.11D to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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

10.15	Textron Inc. 2015 Long-Term Incentive Plan Equity Program for Non-Employee Directors.

10.16	Director Compensation.

10.17

Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008. (SEC File No. 1-5480)

10.18

Credit Agreement, dated as of October 18, 2019, among Textron, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Syndication Agents, and MUFG Bank, Ltd., as Documentation Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019.

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

101

The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended January 4, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2020.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 25th day of February 2020 by the following persons on behalf of the registrant and in the capacities indicated:

Name		Title

/s/ Scott C. Donnelly
	Scott C. Donnelly	Chairman, President and Chief Executive Officer
(principal executive officer)
*
	Kathleen M. Bader	Director

*
	R. Kerry Clark	Director

*
	James T. Conway	Director

*
	Lawrence K. Fish	Director

*
	Paul E. Gagné	Director

*
	Ralph D. Heath	Director

*
	Deborah Lee James	Director

*
	Lionel L. Nowell III	Director

*
	Lloyd G. Trotter	Director

*
	James L. Ziemer	Director

*
	Maria T. Zuber	Director

/s/ Frank T. Connor
	Frank T. Connor	Executive Vice President and Chief Financial Officer
(principal financial officer)

/s/ Mark S. Bamford
	Mark S. Bamford	Vice President and Corporate Controller
(principal accounting officer)

*By:	/s/ Jayne M. Donegan
Jayne M. Donegan, Attorney-in-fact