Form 10-Q
period 2020-04-04
TEXTRON INC
filed 2020-05-01
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2020

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

As of  April 17, 2020, there were 227,472,487 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended April 4, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	April 4,	March 30,
(In millions, except per share amounts)	2020	2019
Revenues
Manufacturing revenues	$2,763	$3,092
Finance revenues	14	17
Total revenues	2,777	3,109
Costs, expenses and other
Cost of sales	2,387	2,577
Selling and administrative expense	263	307
Interest expense	40	42
Special charges	39	—
Non-service components of pension and post-retirement income, net	(21)	(29)
Total costs, expenses and other	2,708	2,897
Income before income taxes	69	212
Income tax expense	19	33
Net income	$50	$179
Earnings per share
Basic	$0.22	$0.76
Diluted	$0.22	$0.76

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Net income	$50	$179
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	37	21
Foreign currency translation adjustments	(40)	3
Deferred gains (losses) on hedge contracts, net of reclassifications	(9)	2
Other comprehensive income (loss)	(12)	26
Comprehensive income	$38	$205

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

	April 4,	January 4,
(Dollars in millions)	2020	2020
Assets
Manufacturing group
Cash and equivalents	$2,263	$1,181
Accounts receivable, net	870	921
Inventories	4,385	4,069
Other current assets	984	894
Total current assets	8,502	7,065
Property, plant and equipment, less accumulated depreciation and amortization of $4,453 and $4,405, respectively	2,483	2,527
Goodwill	2,150	2,150
Other assets	1,854	2,312
Total Manufacturing group assets	14,989	14,054
Finance group
Cash and equivalents	183	176
Finance receivables, net	681	682
Other assets	93	106
Total Finance group assets	957	964
Total assets	$15,946	$15,018
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$1,396	$561
Accounts payable	1,322	1,378
Other current liabilities	1,797	1,907
Total current liabilities	4,515	3,846
Other liabilities	2,143	2,288
Long-term debt	2,956	2,563
Total Manufacturing group liabilities	9,614	8,697
Finance group
Other liabilities	116	117
Debt	682	686
Total Finance group liabilities	798	803
Total liabilities	10,412	9,500
Shareholders’ equity
Common stock	29	29
Capital surplus	1,711	1,674
Treasury stock	(74)	(20)
Retained earnings	5,727	5,682
Accumulated other comprehensive loss	(1,859)	(1,847)
Total shareholders’ equity	5,534	5,518
Total liabilities and shareholders’ equity	$15,946	$15,018
Common shares outstanding (in thousands)	227,379	227,956

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended April 4, 2020 and March 30, 2019, respectively

	Consolidated
(In millions)	2020	2019
Cash flows from operating activities
Net income	$50	$179
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	90	102
Deferred income taxes	(10)	15
Asset impairments	39	—
Other, net	33	33
Changes in assets and liabilities:
Accounts receivable, net	47	(33)
Inventories	(368)	(215)
Other assets	(41)	(31)
Accounts payable	(49)	47
Other liabilities	(203)	(288)
Income taxes, net	20	(7)
Pension, net	(5)	(14)
Captive finance receivables, net	—	(1)
Other operating activities, net	3	(3)
Net cash used in operating activities of continuing operations	(394)	(216)
Net cash used in operating activities of discontinued operations	(1)	—
Net cash used in operating activities	(395)	(216)
Cash flows from investing activities
Capital expenditures	(50)	(59)
Finance receivables repaid	13	12
Other investing activities, net	(6)	5
Net cash used in investing activities	(43)	(42)
Cash flows from financing activities
Increase in short-term debt	603	100
Proceeds from long-term debt	643	—
Proceeds from borrowings against corporate-owned life insurance policies	377	—
Principal payments on long-term debt and nonrecourse debt	(24)	(19)
Purchases of Textron common stock	(54)	(202)
Dividends paid	(5)	(5)
Other financing activities, net	3	10
Net cash provided by (used in) financing activities	1,543	(116)
Effect of exchange rate changes on cash and equivalents	(16)	9
Net increase (decrease) in cash and equivalents	1,089	(365)
Cash and equivalents at beginning of period	1,357	1,107
Cash and equivalents at end of period	$2,446	$742

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Three Months Ended April 4, 2020 and March 30, 2019, respectively

	Manufacturing Group		Finance Group
(In millions)	2020	2019	2020	2019
Cash flows from operating activities
Net income	$48	$175	$2	$4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	89	100	1	2
Deferred income taxes	(11)	15	1	—
Asset impairments	39	—	—	—
Other, net	33	33	—	—
Changes in assets and liabilities:
Accounts receivable, net	47	(33)	—	—
Inventories	(368)	(241)	—	—
Other assets	(41)	(30)	—	(1)
Accounts payable	(49)	47	—	—
Other liabilities	(198)	(286)	(5)	(2)
Income taxes, net	20	(9)	—	2
Pension, net	(5)	(14)	—	—
Dividends received from Finance group	—	50	—	—
Other operating activities, net	3	(3)	—	—
Net cash provided by (used in) operating activities of continuing operations	(393)	(196)	(1)	5
Net cash used in operating activities of discontinued operations	(1)	—	—	—
Net cash provided by (used in) operating activities	(394)	(196)	(1)	5
Cash flows from investing activities
Capital expenditures	(50)	(59)	—	—
Finance receivables repaid	—	—	46	40
Finance receivables originated	—	—	(33)	(29)
Other investing activities, net	(6)	3	—	28
Net cash provided by (used in) investing activities	(56)	(56)	13	39
Cash flows from financing activities
Increase in short-term debt	603	100	—	—
Proceeds from long-term debt	643	—	—	—
Proceeds from borrowings against corporate-owned life insurance policies	377	—	—	—
Principal payments on long-term debt and nonrecourse debt	(7)	—	(17)	(18)
Purchases of Textron common stock	(54)	(202)	—	—
Dividends paid	(5)	(5)	—	(50)
Other financing activities, net	(9)	9	12	—
Net cash provided by (used in) financing activities	1,548	(98)	(5)	(68)
Effect of exchange rate changes on cash and equivalents	(16)	9	—	—
Net increase (decrease) in cash and equivalents	1,082	(341)	7	(24)
Cash and equivalents at beginning of period	1,181	987	176	120
Cash and equivalents at end of period	$2,263	$646	$183	$96

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 4, 2020.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

In the first quarter of 2020 and 2019, our cumulative catch-up adjustments increased revenues and segment profit by $2 million and $31 million, respectively, and net income by $1 million and $23 million, respectively ($0.01 and $0.10 per diluted share, respectively). In the first quarter of 2020 and 2019, gross favorable adjustments totaled $27 million and $53 million, respectively, and the gross unfavorable adjustments totaled $25 million and $22 million, respectively.

Note 2.  Summary of Significant Accounting Policies Update

At the beginning of 2020, we adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (ASC 326). This standard changed the prior incurred loss model to a forward-looking current expected credit loss model for most financial assets, such as trade and finance receivables, contract assets and other instruments. This standard required a cumulative-effect adjustment to retained earnings upon adoption with no restatement of prior periods. There was no significant impact on our consolidated financial statements upon adoption of the standard.

Our significant accounting policies are included in Note 1 of our Annual Report on Form 10-K for the year ended January 4, 2020.  Significant changes to our policies resulting from the adoption of ASC 326 are provided below.

Accounts Receivable, Net

Accounts receivable, net includes amounts billed to customers where the right to payment is unconditional. We maintain an allowance for credit losses for our commercial accounts receivable to provide for the estimated amount that will not be collected, even when the risk of loss is remote. The allowance is measured on a collective pool basis when similar risk characteristics exists and is established as a percentage of accounts receivable.  We have identified pools with similar risk characteristics, based on customer and industry type and geographic location. The percentage is based on all available and relevant information including age of outstanding receivables and collateral value, if any, historical payment experience and loss history, current economic conditions, and, when reasonable and supportable factors exist, management’s expectation of future economic conditions. For amounts due from the U.S. Government, we have not established an allowance for credit losses as we have zero loss expectation based on a long history of no credit losses and the explicit guarantee of a sovereign entity.

Finance Receivables, Net

We establish an allowance for credit losses to cover probable but specifically unknown losses existing in the portfolio. This allowance is established as a percentage of finance receivables categorized by pools with similar risk characteristics, such as collateral or customer type and geographic location. The percentage is based on a combination of factors, including historical loss experience, current delinquency and default trends, collateral values, current economic conditions, and, when reasonable and supportable factors exist, management’s expectation of future economic conditions.

For those finance receivables that do not have similar risk characteristics, including larger balance accounts specifically identified as impaired, a reserve is established based on comparing the expected future cash flows, discounted at the finance receivable's effective interest rate, or the fair value of the underlying collateral if the finance receivable is collateral dependent, to its carrying amount. The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession and eventual disposal of collateral. When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the potential outcomes based on their relative likelihood of occurrence. The evaluation of our portfolio is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the estimated fair value of the underlying collateral, which may differ from actual results. While our analysis is specific to each individual account, critical factors included in this analysis include industry valuation guides, age and physical condition of the collateral, payment history, existence and financial strength of guarantors.

Note 3.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

	April 4,	January 4,
(In millions)	2020	2020
Commercial	$720	$835
U.S. Government contracts	189	115
	909	950
Allowance for credit losses	(39)	(29)
Total accounts receivable, net	$870	$921

Finance Receivables

Finance receivables are presented in the following table:

	April 4,	January 4,
(In millions)	2020	2020
Finance receivables	$706	$707
Allowance for credit losses	(25)	(25)
Total finance receivables, net	$681	$682

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

In March 2020, due to the economic impact of the COVID-19 pandemic and at the request of certain of our customers, we began working with them to provide temporary payment relief through loan modifications. For loan modifications that cover payment-relief periods in excess of six months, even if the loan was previously current, the loan is deemed a troubled debt restructuring and considered impaired. These impaired loans are classified as either nonaccrual or watchlist based on a review of the credit quality indicators as discussed above. Loan modifications in the first quarter of 2020 were not significant, however, we are working on modifications for approximately 30% of our total finance receivables. We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts.

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

	April 4,	January 4,
(Dollars in millions)	2020	2020
Performing	$554	$664
Watchlist	115	4
Nonaccrual	37	39
Nonaccrual as a percentage of finance receivables	5.24%	5.52%
Current and less than 31 days past due	$622	$637
31-60 days past due	29	53
61-90 days past due	35	7
Over 90 days past due	20	10
60+ days contractual delinquency as a percentage of finance receivables	7.79%	2.40%

At April 4, 2020, 31% of our performing finance receivables were originated since the beginning of 2019 and 35% were originated from 2016 to 2018. For finance receivables categorized as watchlist, 36% were originated since the beginning of 2019 and 23% from 2016 to 2018.

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

A summary of finance receivables and the allowance for credit  losses, based on the results of our impairment evaluation, is provided below. The finance receivables included in this table specifically exclude leveraged leases in accordance with U.S. generally accepted accounting principles.

	April 4,	January 4,
(In millions)	2020	2020
Finance receivables evaluated collectively	$489	$564
Finance receivables evaluated individually	113	39
Allowance for credit losses based on collective evaluation	22	22
Allowance for credit losses based on individual evaluation	3	3
Impaired finance receivables with no related allowance for credit losses	$96	$22
Impaired finance receivables with related allowance for credit losses	17	17
Unpaid principal balance of impaired finance receivables	124	50
Allowance for credit losses on impaired loans	3	3
Average recorded investment of impaired finance receivables	76	40

Note 4.  Inventories

Inventories are composed of the following:

	April 4,	January 4,
(In millions)	2020	2020
Finished goods	$1,611	$1,557
Work in process	1,762	1,616
Raw materials and components	1,012	896
Total inventories	$4,385	$4,069

Note 5. Other Assets

Other assets includes the cash surrender value of corporate-owned life insurance policies, net of any borrowings against these policies. During the first quarter of 2020, we borrowed $377 million against these policies as we strengthened our cash position in light of disruptions in the capital markets caused by the COVID-19 pandemic. These proceeds have been classified as financing activities in the consolidated statement of cash flows.

Note 6. Other Current Liabilities

Warranty Liability

Changes in our warranty liability are as follows:

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Beginning of period	$141	$149
Provision	13	14
Settlements	(19)	(22)
Adjustments*	(2)	4
End of period	$133	$145

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Restructuring Reserve

Our restructuring reserve activity related to restructuring plans prior to 2020  is summarized below:

		Contract
	Severance	Terminations
(In millions)	Costs	and Other	Total
Balance at January 4, 2020	$46	$19	$65
Cash paid	(26)	(2)	(28)
Balance at April 4, 2020	$20	$17	$37

The majority of the remaining cash outlays of $37 million is expected to be paid over the remainder of 2020. Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 7. Leases

We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our finance leases at April 4, 2020 were not significant. Our operating leases have remaining lease terms up to 29 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. In the first quarter of 2020 and 2019, both our operating lease cost and cash paid for these leases totaled $15 million and $16 million, respectively. Variable and short-term lease costs were not significant. Balance sheet and other information related to our operating leases is as follows:

	April 4,	January 4,
(Dollars in millions)	2020	2020
Other assets	$272	$277
Other current liabilities	49	48
Other liabilities	225	233
Weighted-average remaining lease term (in years)	10.0	10.2
Weighted-average discount rate	4.42%	4.42%

At April 4, 2020, maturities of our operating lease liabilities on an undiscounted basis totaled $46 million for 2020, $48 million for 2021, $41 million for 2022, $32 million for 2023, $25 million for 2024 and $153 million thereafter.

Note 8.  Debt

On April 1, 2020, we entered into a 364-Day Term Loan Credit Agreement in an aggregate principal amount of $500 million and borrowed the full principal amount available under the agreement. At our current credit ratings, the borrowings accrue interest at a rate equal to the London interbank offered rate plus 2.00%, which is an annual interest rate of 3.00% at April 4, 2020. We can pre-pay any amount of the principal balance during the term of the loan; however, we cannot borrow additional principal amounts. The Term Loan Credit Agreement restricts us from incurring additional indebtedness, subject to various exceptions, one of which allows us to borrow under our $1.0 billion revolving credit facility. While this loan is outstanding, we have agreed not to repurchase any of our common stock. The principal amount outstanding, plus accrued and unpaid interest and fees, will be due on March 31, 2021.

Under our shelf registration statement, on March 17, 2020, we issued $650 million of fixed-rate notes due June 1, 2030 with an annual interest rate of 3.00%. The net proceeds of the issuance totaled $643 million, after deducting underwriting discounts, commissions and offering expenses.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.  At April 4, 2020 and January 4, 2020, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $410 million and $342 million, respectively.  At April 4, 2020, the fair value amounts of our foreign currency exchange contracts were a $14 million asset and a $18 million liability.  At January 4, 2020, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $2 million liability.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	April 4, 2020		January 4, 2020
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(4,335)	$(4,272)	$(3,097)	$(3,249)
Finance group
Finance receivables, excluding leases	494	460	493	527
Debt	(682)	(545)	(686)	(634)

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

Note 10. Shareholders’ Equity

A reconciliation of Shareholder’s equity is presented below:

					Accumulated
					Other	Total
	Common	Capital	Treasury	Retained	Comprehensive	Shareholders’
(In millions)	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at January 4, 2020	$29	$1,674	$(20)	$5,682	$(1,847)	$5,518
Net income	—	—	—	50	—	50
Other comprehensive loss	—	—	—	—	(12)	(12)
Share-based compensation activity	—	37	—	—	—	37
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(54)	—	—	(54)
Balance at April 4, 2020	$29	$1,711	$(74)	$5,727	$(1,859)	$5,534
Balance at December 29, 2018	$30	$1,646	$(129)	$5,407	$(1,762)	$5,192
Net income	—	—	—	179	—	179
Other comprehensive income	—	—	—	—	26	26
Share-based compensation activity	—	43	—	—	—	43
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(202)	—	—	(202)
Balance at March 30, 2019	$30	$1,689	$(331)	$5,581	$(1,736)	$5,233

Dividends per share of common stock were $0.02 for both the first quarter of 2020 and 2019.

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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
	April 4,	March 30,
(In thousands)	2020	2019
Basic weighted-average shares outstanding	228,311	234,839
Dilutive effect of stock options	616	1,598
Diluted weighted-average shares outstanding	228,927	236,437

Stock options to purchase 7.5 million and 3.1 million shares of common stock are excluded from the calculation of diluted weighted-average shares outstanding for the first quarter of 2020 and  2019, respectively, as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive loss are presented below:

	Pension and	Foreign	Deferred	Accumulated
	Postretirement	Currency	Gains (Losses)	Other
	Benefits	Translation	on Hedge	Comprehensive
(In millions)	Adjustments	Adjustments	Contracts	Loss
Balance at January 4, 2020	$(1,811)	$(36)	$—	$(1,847)
Other comprehensive loss before reclassifications	—	(40)	(8)	(48)
Reclassified from Accumulated other comprehensive loss	37	—	(1)	36
Balance at April 4, 2020	$(1,774)	$(76)	$(9)	$(1,859)
Balance at December 29, 2018	$(1,727)	$(32)	$(3)	$(1,762)
Other comprehensive income before reclassifications	—	3	3	6
Reclassified from Accumulated other comprehensive loss	21	—	(1)	20
Balance at March 30, 2019	$(1,706)	$(29)	$(1)	$(1,736)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	April 4, 2020			March 30, 2019
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$46	$(10)	$36	$25	$(5)	$20
Amortization of prior service cost*	2	(1)	1	1	—	1
Pension and postretirement benefits adjustments, net	48	(11)	37	26	(5)	21
Deferred gains (losses) on hedge contracts:
Current deferrals	(9)	1	(8)	4	(1)	3
Reclassification adjustments	(1)	—	(1)	(1)	—	(1)
Deferred gains (losses) on hedge contracts, net	(10)	1	(9)	3	(1)	2
Foreign currency translation adjustments	(37)	(3)	(40)	1	2	3
Total	$1	$(13)	$(12)	$30	$(4)	$26

*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost (credit). See Note 16 of our 2019 Annual Report on Form 10-K for additional information.

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

Our revenues by segment, along with a reconciliation of segment profit to income before income taxes, are included in the table below:

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Revenues
Textron Aviation	$872	$1,134
Bell	823	739
Textron Systems	328	307
Industrial	740	912
Finance	14	17
Total revenues	$2,777	$3,109
Segment Profit
Textron Aviation	$3	$106
Bell	115	104
Textron Systems	26	28
Industrial	9	50
Finance	3	6
Segment profit	156	294
Corporate expenses and other, net	(14)	(47)
Interest expense, net for Manufacturing group	(34)	(35)
Special charges	(39)	—
Income before income taxes	$69	$212

Note 12. Revenues

Disaggregation of Revenues

Our revenues disaggregated by major product type are presented below:

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Aircraft	$515	$766
Aftermarket parts and services	357	368
Textron Aviation	872	1,134
Military aircraft and support programs	620	508
Commercial helicopters, parts and services	203	231
Bell	823	739
Unmanned systems	148	134
Marine and land systems	48	48
Simulation, training and other	132	125
Textron Systems	328	307
Fuel systems and functional components	465	594
Specialized vehicles	275	318
Industrial	740	912
Finance	14	17
Total revenues	$2,777	$3,109

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended April 4, 2020
Customer type:
Commercial	$848	$198	$71	$739	$14	$1,870
U.S. Government	24	625	257	1	—	907
Total revenues	$872	$823	$328	$740	$14	$2,777
Geographic location:
United States	$597	$690	$286	$329	$6	$1,908
Europe	84	24	12	228	1	349
Asia and Australia	123	50	20	53	1	247
Other international	68	59	10	130	6	273
Total revenues	$872	$823	$328	$740	$14	$2,777
Three months ended March 30, 2019
Customer type:
Commercial	$1,092	$230	$74	$905	$17	$2,318
U.S. Government	42	509	233	7	—	791
Total revenues	$1,134	$739	$307	$912	$17	$3,109
Geographic location:
United States	$789	$578	$257	$389	$8	$2,021
Europe	183	20	23	311	1	538
Asia and Australia	23	82	16	77	1	199
Other international	139	59	11	135	7	351
Total revenues	$1,134	$739	$307	$912	$17	$3,109

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At April 4, 2020, we had $9.2 billion in remaining performance obligations of which we expect to recognize revenues of approximately 72% through 2021, an additional 21% through 2023, and the balance thereafter.

Contract Assets and Liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At April 4, 2020 and January 4, 2020, contract assets totaled $565 million and $567 million, respectively, and contract liabilities totaled $930 million and $830 million, respectively, reflecting timing differences between revenue recognized, billings and payments from customers. During the first quarter of 2020 and 2019, we recognized revenues of $231 million and $311 million, respectively, that were included in the contract liability balance at the beginning of each year.

Note 13.  Share-Based Compensation

Under our share-based compensation plans, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards. Compensation expense, or income in periods of share price depreciation, for these plans is  included in net income as follows:

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Compensation (income) expense	$(13)	$44
Income tax expense (benefit)	3	(11)
Total net compensation (income) expense included in net income	$(10)	$33

Compensation (income) expense included stock option expense of $10 million in the first quarter 2020 and $11 million in the first quarter of 2019.

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

We grant options annually on the first day of March and the assumptions used in our option-pricing model and the weighted-average fair value  for these options are as follows:

	March 1,	March 1,
	2020	2019
Fair value of options at grant date	$10.66	$14.62
Dividend yield	0.2%	0.2%
Expected volatility	29.3%	26.6%
Risk-free interest rate	1.1%	2.5%
Expected term (in years)	4.7	4.7

The stock option activity during the first quarter of 2020 is provided below:

		Weighted-
	Number of	Average Exercise
(Options in thousands)	Options	Price
Outstanding at January 4, 2020	8,744	$44.00
Granted	1,728	40.60
Exercised	(169)	(31.48)
Forfeited or expired	(66)	(51.93)
Outstanding at April 4, 2020	10,237	$43.58
Exercisable at April 4, 2020	7,018	$41.83

At April 4, 2020, the aggregate intrinsic value of our outstanding and exercisable options was de minimis and these options had a weighted-average remaining contractual life of 6.2 and 4.9 years, respectively. The total intrinsic value of options exercised in the first quarter of 2020 and 2019 was $3 million and $16 million,  respectively.

Restricted Stock Units

We issue restricted stock units that include the right to receive dividend equivalents and are settled in both cash and stock. Beginning in 2020, new grants of restricted stock units will vest in full on the third anniversary of the grant date. Restricted stock units granted prior to 2020 vest one-third each in the third, fourth and fifth year following the year of the grant. The activity for restricted stock units payable in both stock and cash during the first quarter of 2020 is provided below:

	Units Payable in Stock		Units Payable in Cash
		Weighted-		Weighted-
	Number of	Average Grant	Number of	Average Grant
(Shares/Units in thousands)	Shares	Date Fair Value	Units	Date Fair Value
Outstanding at January 4, 2020, nonvested	543	$49.44	1,104	$49.61
Granted	134	40.60	358	40.60
Vested	(136)	(42.31)	(272)	(42.33)
Forfeited	—	—	(11)	(50.25)
Outstanding at April 4, 2020, nonvested	541	$49.05	1,179	$48.54

The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Fair value of awards vested	$17	$22
Cash paid	11	16

Performance Share Units

The activity for our performance share units during the first quarter of 2020 is provided below:

		Weighted-
	Number of	Average Grant
(Units in thousands)	Units	Date Fair Value
Outstanding at January 4, 2020, nonvested	411	$56.03
Granted	276	40.60
Outstanding at April 4, 2020, nonvested	687	$49.84

Cash paid under these awards totaled $7 million and $10 million in the first quarter of 2020 and 2019, respectively.

Note 14. Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

			Postretirement Benefits
	Pension Benefits		Other Than Pensions
	April 4,	March 30,	April 4,	March 30,
(In millions)	2020	2019	2020	2019
Three Months Ended
Service cost	$26	$23	$1	$1
Interest cost	73	82	2	2
Expected return on plan assets	(144)	(139)	—	—
Amortization of net actuarial loss	46	25	—	—
Amortization of prior service cost (credit)	3	3	(1)	(2)
Net periodic benefit cost (credit)	$4	$(6)	$2	$1

Note 15. Special Charges

In the first quarter of 2020, we recorded $39 million in asset impairment charges in the Textron Aviation and Industrial segments. The aviation industry in which Textron Aviation operates has been significantly impacted by the COVID-19 pandemic. We have experienced decreased demand for our products and services as our customers have delayed or ceased orders due to the current environment of economic uncertainty. In light of these conditions, Textron Aviation has temporarily shut down most aircraft production, including the King Air turboprop and Beechcraft piston product lines, and has instituted employee furloughs. Based on these events, we performed an interim impairment test of the indefinite-lived Beechcraft and King Air trade name intangible assets at April 4, 2020. Fair value of these assets was determined utilizing the relief of royalty method assuming an increase in the discount rate based on current market data to 9.7% and revised expectations of future revenues for the products and services associated with the tradenames. This analysis resulted in an impairment charge of $32 million. At April 4, 2020, these intangible assets totaled $169 million.

In the Industrial segment, the Specialized Vehicles product line has experienced reduced demand for its products as the consumer and commercial markets in which it operates have been significantly impacted by the pandemic. Many of the dealers and retail stores that sell its products are currently closed throughout the U.S. and globally, and there is uncertainty as to when they will reopen. Based on these events, we performed an interim intangible impairment test of the indefinite-lived Arctic Cat trade name intangible asset using the relief of royalty method and recorded an impairment charge of $7 million to fully impair this asset.

Note 16. Income Taxes

Our effective tax rate for the first quarter of 2020 and 2019 was 27.5% and 15.6%, respectively. In the first quarter of 2020, the effective tax rate was higher than the U.S. federal statutory tax rate of 21%, primarily due to a $10 million tax provision established related to a decision to dividend cash back from select non-U.S. jurisdictions to the U.S. in 2020. In the first quarter of 2019, the effective tax rate was lower than the U.S. federal statutory tax rate, primarily due to a $12 million benefit recognized for additional research credits related to prior years.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

The global pandemic caused by the novel coronavirus, known as “COVID-19”, has led to worldwide facility closures, workforce disruptions, supply chain destabilizations, reduced demand for many products and services, volatility in the capital markets and uncertainty in the economic outlook. Our operations have experienced and continue to experience various degrees of disruption due to the unprecedented conditions surrounding the pandemic. While our U.S. business operations are largely excluded from various state and local government shut-down orders implemented as a result of COVID-19, certain of our commercial manufacturing facilities have temporarily closed and/or  furloughed employees due to reduced demand for our products. In addition, certain of our non-U.S. facilities have been, and a few currently are, subject to government issued shut-down orders and operating restrictions.  Our businesses are and may continue to be affected by various other COVID-19 related challenges, including remote working arrangements, adherence to social distancing guidelines, travel restrictions, quarantines and other workforce and supply chain disruptions. Additionally, government shut-down orders and operating restrictions are subject to change at any time and our business could be further impacted by these actions in the future.

Our top priority has been the safety of our employees, and we have taken steps to implement safe work practices to protect the health of our employees, including reconfiguring workspaces to enable adherence to social distancing guidelines and increasing cleaning and disinfecting of our facilities. We have formed enterprise-wide response teams to implement actions and provide guidance for our businesses on reducing the spread of COVID-19 in the workplace. We have also enhanced our IT infrastructure to support employees who are working remotely.

At Bell and Textron Systems, as U.S. defense contractors, a significant portion of their operations remain open and these businesses continue to fulfill their contracts with the U.S. Government.  However, the COVID-19 pandemic has adversely impacted revenues and segment profit during the quarter for our commercial businesses, which have experienced decreased demand most notably for general aviation products and services, recreational and other specialized vehicles and our automotive products. In particular, as a result of the outbreak of COVID-19, Textron Aviation has experienced decreased demand for its products and services and has temporarily shut down most aircraft production and instituted employee furloughs. The Industrial segment has also been significantly impacted due to reduced demand, temporary manufacturing facility closures throughout the world and employee furloughs.  At our Finance segment, we are working with customers impacted by the pandemic to provide temporary payment relief, primarily in the form of interest-free periods, as discussed in Note 3 to the consolidated financial statements.

We ended the quarter with $2.4 billion in cash and cash equivalents and we have a $1.0 billion credit facility which remains undrawn.  We strengthened our cash position during the quarter by issuing $650 million in senior debt and by borrowing $500 million under a new 364-day term loan credit agreement. In addition, we have taken measures to reduce costs and conserve cash, including closing manufacturing facilities and implementing employee furloughs at many of our commercial businesses, reducing capital expenditures, delaying certain research and development projects, and other cost reduction and cash preservation actions.  We have also taken other measures to ensure adequate liquidity such as suspending share repurchases and deferring U.S. payroll tax payments as permitted under the Coronavirus Aid, Relief, and Economic Security Act (Cares Act).  While we expect the impacts of COVID-19 to continue to have an adverse effect on our business, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may impact our consolidated financial position, results of operations and cash flows in 2020 and beyond.

As of April 4, 2020, we have reviewed our assets that are subject to impairment in light of the pandemic, resulting in charges that are included in the Special Charges section below. While we do not currently anticipate any material impairments on our other assets as a result of the pandemic, as discussed in the Critical Accounting Estimates – Goodwill section on pages 29 to 30, future changes in revenue expectations, earnings and cash flows related to intangible assets, goodwill and other long-lived assets below current projections could cause these assets to be impaired.  There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. The ultimate extent of the effects of the COVID-19 pandemic on the company is uncertain and will depend on future developments, and such effects could exist for an extended period of time, even after the pandemic ends.

Consolidated Results of Operations

	Three Months Ended
	April 4,	March 30,
(Dollars in millions)	2020	2019	% Change
Revenues	$2,777	$3,109	(11)%
Cost of sales	2,387	2,577	(7)%
Selling and administrative expense	263	307	(14)%
Gross margin as a percentage of Manufacturing revenues	13.6%	16.7%

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 22 to 26.

Revenues

Revenues decreased $332 million, 11%, in the first quarter of 2020, compared with the first quarter of 2019. The net revenue decrease included the following factors:

●	Lower Textron Aviation revenues of $262 million, largely due to lower volume and mix of $260 million, primarily from lower Citation jet volume and commercial turboprop volume, reflecting a decline in demand related to the pandemic, disruption in our composite manufacturing production due to a plant accident that occurred in December 2019, and delays in the acceptance of aircraft related to COVID-19 travel restrictions.
●	Lower Industrial revenues of $172 million, primarily due to lower volume and mix of $164 million, largely in the Fuel Systems and Functional Components product line related to manufacturing facility closures that began in China in January and extended to almost all locations by the end of the quarter as a result of the COVID-19 pandemic.
●	Higher Bell revenues of $80 million, primarily due to higher military revenue of $112 million, partially offset by lower commercial revenues, principally due to delayed deliveries as a result of COVID-19 travel restrictions.
●	Higher Textron Systems revenues of $21 million, primarily reflecting higher volume.

Cost of Sales and Selling and Administrative Expense

Cost of sales decreased $190 million, 7%, in the first quarter of 2020, compared with the first quarter of 2019, largely resulting from lower net volume and mix described above. Gross margin as a percentage of Manufacturing revenues decreased 310 basis points, primarily due to lower margin at both the Textron Aviation and Industrial segments, largely reflecting the impact of lower volume and mix and unfavorable performance related to idle facility costs. We expensed approximately $25 million of idle facility costs in the first quarter of 2020 due to temporary manufacturing facility closures and employee furloughs resulting from the COVID-19 pandemic.

Selling and administrative expense decreased $44 million, 14%, in the first quarter of 2020, compared with the first quarter of 2019, primarily reflecting lower share-based compensation expense.

Special Charges

In the first quarter of 2020, we recorded $39 million in asset impairment charges in the Textron Aviation and Industrial segments. In light of the impact of the COVID-19 pandemic on demand for turboprop aircraft, we performed an interim impairment test of Textron Aviation’s indefinite-lived intangible assets at April 4, 2020. We utilized a higher discount rate based on current market data and revised our expectation of future revenues for the Beechcraft and King Air models, resulting in an impairment charge of $32 million.  At April 4, 2020, these intangibles totaled $169 million.

In the Industrial segment, the Specialized Vehicles business product line has experienced reduced demand in the consumer and commercial markets in which it operates, reflecting the impact of the pandemic. As a result, we performed an interim intangible impairment test of the indefinite-lived Arctic Cat trade name intangible asset and recorded an impairment charge of $7 million to fully impair the asset.

Income Taxes

Our effective tax rate for the first quarter of 2020 and 2019 was 27.5% and 15.6%, respectively. In the first quarter of 2020, the effective tax rate was higher than the U.S. federal statutory tax rate of 21%, primarily due to a $10 million tax provision established related to a decision to dividend cash back from select non-U.S. jurisdictions to the U.S. in 2020. In the first quarter of 2019, the effective tax rate was lower than the U.S. federal statutory tax rate, primarily due to a $12 million benefit recognized for additional research credits related to prior years.

Backlog

Our backlog is summarized below:

	April 4,	January 4,
(In millions)	2020	2020
Bell	$6,416	$6,902
Textron Aviation	1,423	1,714
Textron Systems	1,371	1,211
Total backlog	$9,210	$9,827

Bell's backlog decreased $486 million, 7%, primarily as a result of revenues recognized on our U.S. Government contracts in excess of new contracts received. Backlog at Textron Aviation decreased $291 million, 17%, primarily due to a fractional jet customer that reduced orders based on its revised demand outlook as a result of the pandemic. Textron Systems' backlog increased $160 million, 13%, primarily due to new contracts received in excess of revenues recognized in the Unmanned Systems product line and the Weapons and Sensors System business in the Simulation, Training and Other product line.

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

Textron Aviation

	Three Months Ended
	April 4,	March 30,
(Dollars in millions)	2020	2019	% Change
Revenues:
Aircraft	$515	$766	(33)%
Aftermarket parts and services	357	368	(3)%
Total revenues	872	1,134	(23)%
Operating expenses	869	1,028	(15)%
Segment profit	3	106	(97)%
Profit margin	0.3%	9.3%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues from the prior year quarter:

2020 versus
(In millions)	2019
Volume and mix	$(260)
Pricing	(2)
Total change	$(262)

Textron Aviation’s revenues decreased $262 million, 23%, in the first quarter of 2020, compared with the first quarter of 2019, primarily due to lower volume and mix of $260 million, largely the result of lower Citation jet volume of $154 million and lower commercial turboprop volume of $99 million. We delivered 23 Citation jets and 16 commercial turboprops in the first quarter of 2020, compared with 44 Citation jets and 44 commercial turboprops in the first quarter of 2019.  The decrease in Citation jet and turboprop volume reflected a decline in demand related to the pandemic, disruption in our composite manufacturing production due to a plant accident that occurred in December 2019, and delays in the acceptance of aircraft related to COVID-19 travel restrictions.

Textron Aviation’s operating expenses decreased $159 million, 15%, in the first quarter of 2020, compared with the first quarter of 2019, largely due to lower volume and mix as described above.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit from the prior year quarter:

2020 versus
(In millions)	2019
Volume and mix	$(72)
Performance	(23)
Inflation, net of pricing	(8)
Total change	$(103)

Segment profit at Textron Aviation decreased $103 million in the first quarter of 2020, compared with the first quarter of 2019, primarily due to the impact from lower volume and mix of $72 million described above and an unfavorable impact of $23 million from performance, which includes $12 million of idle facility costs recognized in the first quarter of 2020 due to temporary manufacturing facility closures and employee furloughs resulting from the COVID-19 pandemic. These facility closures and employee furloughs will continue into the second quarter of 2020, which will result in additional idle facility costs.

Bell

	Three Months Ended
	April 4,	March 30,
(Dollars in millions)	2020	2019	% Change
Revenues:
Military aircraft and support programs	$620	$508	22%
Commercial helicopters, parts and services	203	231	(12)%
Total revenues	823	739	11%
Operating expenses	708	635	11%
Segment profit	115	104	11%
Profit margin	14.0%	14.1%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production and support stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues from the prior year quarter:

2020 versus
(In millions)	2019
Volume and mix	$80
Other	4
Total change	$84

Bell’s revenues increased $84 million, 11%, in the first quarter of 2020, compared with the first quarter of 2019, as higher military revenues of $112 million was partially offset by lower commercial revenues, principally due to delayed deliveries as a result of COVID-19 travel restrictions. We delivered 15 commercial helicopters in the first quarter of 2020, compared with 30 commercial helicopters in the first quarter of 2019.

Bell’s operating expenses increased $73 million, 11%, in the first quarter of 2020, compared with the first quarter of 2019, primarily due to higher net volume and mix described above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

2020 versus
(In millions)	2019
Volume and mix	$19
Performance and other	(8)
Total change	$11

Bell’s segment profit increased $11 million, 11%, in the first quarter of 2020, compared with the first quarter of 2019, primarily due to the impact of higher volume and mix, partially offset by an unfavorable impact of $8 million from performance and other. Performance and other included $25 million in lower net favorable program adjustments, partially offset by lower research and development costs.

Textron Systems

	Three Months Ended
	April 4,	March 30,
(Dollars in millions)	2020	2019	% Change
Revenues	$328	$307	7%
Operating expenses	302	279	8%
Segment profit	26	28	(7)%
Profit margin	7.9%	9.1%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

2020 versus
(In millions)	2019
Volume	$20
Other	1
Total change	$21

Revenues at Textron Systems increased $21 million, 7%, in the first quarter of 2020, compared with the first quarter of 2019, largely due to higher volume in most product lines.

Textron Systems’ operating expenses increased $23 million, 8%, in the first quarter of 2020, compared with the first quarter of 2019, primarily due to higher net volume described above.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

2020 versus
(In millions)	2019
Performance and other	$(13)
Volume and mix	11
Total change	$(2)

Textron Systems’ segment profit decreased $2 million, 7%, in the first quarter of 2020, compared with the first quarter of 2019, as  unfavorable performance and other of $13 million, was largely offset by the impact from higher volume described above. Performance and other included a $12 million unfavorable impact in the Simulation + Training business.

Industrial

	Three Months Ended
	April 4,	March 30,
(Dollars in millions)	2020	2019	% Change
Revenues:
Fuel Systems and Functional Components	$465	$594	(22)%
Specialized Vehicles	275	318	(14)%
Total revenues	740	912	(19)%
Operating expenses	731	862	(15)%
Segment profit	9	50	(82)%
Profit margin	1.2%	5.5%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

2020 versus
(In millions)	2019
Volume and mix	$(164)
Foreign exchange	(9)
Other	1
Total change	$(172)

Industrial segment revenues decreased $172 million, 19%, in the first quarter of 2020, compared with the first quarter of 2019, largely due to lower volume and mix of $164 million, largely in the Fuel Systems and Functional Components product line related to manufacturing facility closures that began in China in January and expanded to European and North American locations by the end of the quarter as a result of the COVID-19 pandemic. Most of our manufacturing facilities located in China reopened in March and the current expectation is that our other locations will begin opening once our OEM customers open and resume production. Lower volume and mix in the Specialized Vehicles product line was primarily related to reduced demand and temporary manufacturing facility closures as the consumer and commercial markets in which it operates have been impacted by the pandemic.

Operating expenses for the Industrial segment decreased $131 million, 15%, in the first quarter of 2020, compared with the first quarter of 2019, primarily due to lower volume and mix described above.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

2020 versus
(In millions)	2019
Volume and mix	$(45)
Pricing and inflation	3
Performance and other	1
Total change	$(41)

Segment profit for the Industrial segment decreased $41 million, 82%, in the first quarter of 2020, compared with the first quarter of 2019, largely resulting from lower volume and mix described above.  Performance and other includes approximately $13 million of idle facility costs recognized in the first quarter of 2020 due to temporary manufacturing facility closures and employee furloughs resulting from the COVID-19 pandemic, partially offset by lower share-based compensation expense.

Finance

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Revenues	$14	$17
Segment profit	3	6

Finance segment revenues and profit were largely unchanged in the first quarter of 2020, compared with the first quarter of 2019. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

	April 4,	January 4,
(Dollars in millions)	2020	2020
Finance receivables	$706	$707
Allowance for credit losses	25	25
Ratio of allowance for credit losses to finance receivables	3.54%	3.54%
Nonaccrual finance receivables	37	39
Ratio of nonaccrual finance receivables to finance receivables	5.24%	5.52%
60+ days contractual delinquency	$55	$17
60+ days contractual delinquency as a percentage of finance receivables	7.79%	2.40%

During the first quarter of 2020, 60+ days delinquency increased by $38 million, largely due to one customer. The Finance segment is working to provide relief to customers through loan modifications as discussed above, however, if the current economic conditions continue to persist or worsen, we may experience increased customer delinquencies. We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts. Key portfolio quality indicators for the portfolio are discussed in Note 3 to the consolidated financial statements.

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

Key information that is utilized in assessing our liquidity is summarized below:

	April 4,	January 4,
(Dollars in millions)	2020	2020
Manufacturing group
Cash and equivalents	$2,263	$1,181
Debt	4,352	3,124
Shareholders’ equity	5,534	5,518
Capital (debt plus shareholders’ equity)	9,886	8,642
Net debt (net of cash and equivalents) to capital	27%	26%
Debt to capital	44%	36%
Finance group
Cash and equivalents	$183	$176
Debt	682	686

As discussed in the Recent Developments section on page 20, the COVID-19 pandemic has led to volatility in the capital markets and uncertainty in the economic outlook, in addition to various degrees of disruption in our operations due to the unprecedented conditions surrounding the pandemic. In light of these conditions, we have strengthened our cash position by increasing our borrowings as discussed below and have suspended share repurchases. In addition, we have taken other measures to reduce costs and conserve cash, including closing manufacturing facilities and implementing employee furloughs at many of our commercial businesses, reducing capital expenditures, delaying certain research and development projects, and other cost reduction and cash preservation actions. While we expect the impacts of COVID-19 to continue to have an adverse effect on our business, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may impact our consolidated financial position, results of operations and cash flows in 2020 and beyond. We believe that we will have sufficient cash to meet our needs based on our existing cash balances, the cash we expect to generate from our manufacturing operations and the availability of our existing credit facility.

Credit Facilities and Other Sources of Capital

Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At April 4, 2020 and January 4, 2020, there were no amounts borrowed against the facility.

On April 1, 2020, we entered into a 364-Day Term Loan Credit Agreement in an aggregate principal amount of $500 million and borrowed the full principal amount available under the agreement. At our current credit ratings, the borrowings accrue interest at a rate equal to the London interbank offered rate plus 2.0%, which is an annual interest rate of 3.00% at April 4, 2020. We can pre-pay any amount of the principal balance during the term of the loan; however, we cannot borrow additional principal amounts. The Term Loan Credit Agreement restricts us from incurring additional indebtedness, subject to various exceptions, one of which allows us to borrow under our $1.0 billion revolving credit facility. While this loan is outstanding, we have agreed not to repurchase any of our common stock. The principal amount outstanding, plus accrued and unpaid interest and fees, is due on March 31, 2021.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.  Under this registration statement, on March 17, 2020, we issued $650 million of fixed-rate notes due June 2030 with an annual interest rate of 3.00%.

To further enhance our liquidity, in the first quarter of 2020, we borrowed $377 million against the cash surrender value of our corporate-owned life insurance policies, representing the maximum amount available to be borrowed against these policies.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Operating activities	$(393)	$(196)
Investing activities	(56)	(56)
Financing activities	1,548	(98)

The first quarter of our fiscal year typically results in net cash outflow from operating activities. Consistent with prior years, we expect positive cash flows from operating activities for the full year.  In the first quarter of 2020, the net cash outflow from operating activities was $393 million, compared with $196 million in the first quarter of 2019, primarily reflecting lower earnings and an increase in cash outflows of $127 million related to changes in inventories between the periods, principally at the Textron Aviation segment.

Cash flows used in investing activities primarily included capital expenditures of $50 million and $59 million in the first quarter of 2020 and 2019, respectively.

In the first quarter of 2020, cash flows provided by financing activities primarily included net proceeds of $643 million from the issuance of long-term debt and $498 million from borrowings under the 364-Day Term Loan facility discussed above. In addition, we received $377 million in proceeds from borrowings against corporate-owned life insurance policies and $105 million of proceeds from the issuance of commercial paper. These cash inflows were partially offset by $54 million of cash paid to repurchase an aggregate of 1.3 million shares of our common stock under both a prior 2018 share repurchase plan and a recent repurchase plan as described below. In the first quarter of 2019, cash flows used in financing activities primarily included $202 million of cash paid to repurchase an aggregate of 3.9 million shares of our outstanding common stock, partially offset by $100 million of proceeds from the issuance of commercial paper.

On February 25, 2020, our Board of Directors authorized the repurchase of up to 25 million shares of our common stock. This new plan allows us to opportunistically repurchase shares and to continue our practice of repurchasing shares to offset the impact of dilution from shares issued under compensation and benefit plans. The 2020 plan replaces the prior 2018 share repurchase authorization. We have suspended share repurchases while our 364-Day Term Loan remains outstanding.

Finance Group Cash Flows

Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Operating activities	$(1)	$5
Investing activities	13	39
Financing activities	(5)	(68)

The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $46 million and $40 million in the first quarter of 2020 and 2019, respectively, partially offset by finance receivable originations of $33 million and $29 million, respectively. Financing activities in the first quarter of 2019 included a dividend payment of $50 million to the Manufacturing group.

Consolidated Cash Flows

The consolidated cash flows, after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Operating activities	$(394)	$(216)
Investing activities	(43)	(42)
Financing activities	1,543	(116)

In the first quarter of 2020, the net cash outflow from Consolidated operating activities was $394 million, compared with $216 million in the first quarter of 2019, primarily reflecting lower earnings and an increase in cash outflows of $127 million related to changes in inventories between the periods, principally at the Textron Aviation segment.

Investing cash flows primarily included capital expenditures of $50 million and $59 million in the first quarter of 2020 and 2019, respectively, partially offset by collections on finance receivables totaling $13 million and $12 million, respectively.

Cash flows provided by financing activities in the first quarter of 2020 primarily included net proceeds of $643 million from the issuance of long-term debt and $498 million from borrowings under the 364-Day Term Loan facility discussed above. In addition, we received $377 million in proceeds from borrowings against corporate-owned life insurance policies and $105 million of proceeds from the issuance of commercial paper. These cash inflows were partially offset by $54 million of cash paid to repurchase shares of our outstanding common stock. In the first quarter of 2019, cash flows used in financing activities primarily included $202 million of cash paid to repurchase an aggregate of 3.9 million shares of our outstanding common stock, partially offset by $100 million of proceeds from the issuance of commercial paper.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Reclassification adjustments from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(33)	$(29)
Cash received from customers	33	28
Other	—	26
Total reclassification adjustments from investing activities	—	25
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	—	(50)
Total reclassification adjustments to cash flows from operating activities	$—	$(25)

Critical Accounting Estimates Update

Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The accounting estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in Item 7 of our Annual Report on Form 10-K for the year ended January 4, 2020. The following section provides an update of the year-end disclosure.

Goodwill

In March of 2020, we observed a significant decline in the market valuation of our common shares as the overall stock market declined related to the COVID-19 pandemic. The global pandemic has led to worldwide facility closures, workforce disruptions, supply chain destabilizations, reduced demand for many products and services, volatility in the capital markets and uncertainty in the economic outlook. Despite the significant excess fair value identified in our 2019 impairment assessment, we determined that these factors could indicate that an impairment loss may have occurred. While short-term disruptions may not indicate an impairment, the effects of a prolonged suspension of activities may cause goodwill, intangible and other asset impairments. Accordingly, in the first quarter of 2020, we reviewed our reporting units to determine whether the impacts caused by the pandemic triggered an interim impairment test and identified indicators at three of our reporting units, Textron Aviation, Kautex and Textron Specialized Vehicles.  See Note 15 to the consolidated financial statements for a discussion of our review of indefinite-lived intangible assets, which resulted in the impairment of trade names related to discrete product lines due to the impact of the pandemic.

For the Textron Aviation and Kautex reporting units, considering the impact of the pandemic on the industries in which they operate and our expectation that it will likely take the economy a period of time to recover, we performed an interim impairment test in the first quarter of 2020. Based on this test, we determined that the fair value of these reporting units continues to exceed the carrying amount and no impairment is required.

For the Textron Specialized Vehicles reporting unit, the consumer and commercial markets in which it operates have been significantly impacted. Many of the dealers and retail stores that sell its products are currently closed throughout the U.S. and globally, and there is uncertainty as to when they will reopen.  In addition, the severity of the economic impact caused by the pandemic has resulted in a substantial increase in unemployment levels with projections of a severe global recession impacting demand for products produced by this reporting unit.  Textron Specialized Vehicles also serves the airline industry, which has been significantly impacted by the travel restrictions caused by the pandemic.  We calculated the fair value of Textron Specialized Vehicles using discounted cash flows, assuming a reduction in revenues and profit for the remainder of 2020 and into the next few years and calculated the discount rate based on current market data which resulted in an increase of 60 basis points as compared to the prior year analysis. Based on this analysis, we determined that the fair value of Textron Specialized Vehicles exceeded its carrying amount by 15% and no impairment is required.  To assess the sensitivity of this estimate to a change in the discount rate, we increased the rate by an additional 50 basis points and the fair value estimate exceeded the carrying amount by 8%.  Depending on the timing and continued impact of the pandemic on this unit, it is reasonably possible that it may require another interim impairment test during 2020 that may result in an impairment charge. At the end of the first quarter of 2020, Textron Specialized Vehicles had $363 million in goodwill.

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

	Three Months Ended
	April 4,	March 30,
(In millions)	2020	2019
Gross favorable	$27	$53
Gross unfavorable	(25)	(22)
Net adjustments	$2	$31

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2019 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:

●	Interruptions in the U.S. Government’s ability to fund its activities and/or pay its obligations;
●	Changing priorities or reductions in the U.S. Government defense budget, including those related to military operations in foreign countries;
●	Our ability to perform as anticipated and to control costs under contracts with the U.S. Government;
●	The U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, or, under certain circumstances, to withhold payment or suspend or debar us as a contractor eligible to receive future contract awards;
●	Changes in foreign military funding priorities or budget constraints and determinations, or changes in government regulations or policies on the export and import of military and commercial products;
●	Volatility in the global economy or changes in worldwide political conditions that adversely impact demand for our products;
●	Volatility in interest rates or foreign exchange rates;
●	Risks related to our international business, including establishing and maintaining facilities in locations around the world and relying on joint venture partners, subcontractors, suppliers, representatives, consultants and other business partners in connection with international business, including in emerging market countries;
●	Our Finance segment’s ability to maintain portfolio credit quality or to realize full value of receivables;
●	Performance issues with key suppliers or subcontractors;
●	Legislative or regulatory actions, both domestic and foreign, impacting our operations or demand for our products;
●	Our ability to control costs and successfully implement various cost-reduction activities;
●	The efficacy of research and development investments to develop new products or unanticipated expenses in connection with the launching of significant new products or programs;
●	The timing of our new product launches or certifications of our new aircraft products;
●	Our ability to keep pace with our competitors in the introduction of new products and upgrades with features and technologies desired by our customers;
●	Pension plan assumptions and future contributions;
●	Demand softness or volatility in the markets in which we do business;
●	Cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption;
●	Difficulty or unanticipated expenses in connection with integrating acquired businesses;
●	The risk that acquisitions do not perform as planned, including, for example, the risk that acquired businesses will not achieve revenues and profit projections;
●	The impact of changes in tax legislation; and
●	Risks and uncertainties related to the impact of the COVID-19 pandemic on our business and operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the fiscal quarter ended April 4, 2020. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2019 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 4, 2020. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of April 4, 2020.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 4, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against Textron Financial Corporation (TFC), Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company's working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. On November 9, 2012, the Court dismissed all claims against TFC. The trustee appealed, and on August 23, 2016, the 6th Circuit Court of Appeals reversed the dismissal in part and remanded certain claims back to the trial court. On September 27, 2018, after reconsidering the remanded claims which were based upon civil conspiracy and intentional fraudulent transfer, the trial court granted partial summary judgment in favor of TFC, dismissing the Trustee's civil conspiracy claim, as well as a portion of the Trustee's claim for intentional fraudulent transfer, leaving only a portion of the intentional fraudulent transfer claim to be adjudicated. Trial in this matter commenced on February 24, 2020. On March 10, 2020, the jury returned a verdict in favor of TFC and against the Trustee. On the same day, the Court entered judgment in TFC's favor. On March 23, 2020, the Trustee filed a notice of appeal. We intend to continue to vigorously defend this lawsuit.

On August 22, 2019, a purported shareholder class action lawsuit was filed in the United States District Court in the Southern District of New York against Textron, its Chairman and Chief Executive Officer and its Chief Financial Officer. The suit, filed by Building Trades Pension Fund of Western Pennsylvania, alleges that the defendants violated the federal securities laws by making materially false and misleading statements and concealing material adverse facts related to the Arctic Cat acquisition and integration. The complaint seeks unspecified compensatory damages. On November 12, 2019, the Court appointed IWA Forest Industry Pension Fund ("IWA") as the sole lead plaintiff in the case. On December 24, 2019, IWA filed an Amended Complaint in the now entitled In re Textron Inc. Securities Litigation. On February 14, 2020, IWA filed a Second Amended Complaint. On March 6, 2020, Textron filed a motion to dismiss the Second Amended Complaint. We intend to continue to vigorously defend this lawsuit.

Item 1A. Risk Factors

In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below in this Form 10-Q, additional or unforeseen effects from the COVID-19 pandemic and the global economic disruptions may give rise to or amplify many of the risks discussed in “Part I. Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.

Our business is being adversely impacted, and is expected to continue to be adversely impacted, by the coronavirus (COVID-19) pandemic.

As described under Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, our businesses have experienced and continue to experience various degrees of disruption and reduced demand for our products due to the unprecedented conditions surrounding the COVID-19 pandemic. The effects of COVID-19 have included and could continue to include disruptions in our supply chain, disruptions or restrictions on the ability of many of our employees to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions, as well as temporary closures of certain of our facilities, including manufacturing  and service facilities, or the facilities of our customers, suppliers or business partners. Our commercial businesses have been and may continue to be adversely impacted due to a general slowdown in demand for our general aviation products and services, our recreational and other specialized vehicles and our automotive products.  We have experienced a decline in orders for our aviation products and services and the delay and cancellation of existing orders by a fractional jet customer because of economic weakness resulting from the pandemic, and we have also experienced lower deliveries of commercial helicopters and fixed-wing aircraft because of travel restrictions imposed in response to the pandemic.  Economic and other impacts from the COVID-19 pandemic may also result in future weak demand for our aviation and commercial helicopter products and services, the delay or cancellation of existing orders by our fixed wing and commercial helicopter customers and lower flight hours, and consequently, lower demand for parts and maintenance. In recent weeks the continued spread of COVID-19 has resulted in disruption and volatility in the global capital markets, adversely impacting access to capital. Any of these events are likely to negatively impact our operations. As a result, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. We also expect to experience increased costs as a result of the business and production disruptions described above.  These cost increases may not be fully recoverable, negatively impacting our profitability, and may continue even after the business environment has improved. It is possible that the continued spread of COVID-19 and actions taken by various governmental authorities and other third parties in response to the outbreak could also further cause disruption in our supply chain or in the operations of our business partners, impacting their ability to perform their obligations; cause delay, or limit the ability of, the U.S. Government and other customers to perform, including in making timely payments to us; and cause other unpredictable events. In addition, new regulations by U.S. or foreign governments and government agencies addressed to the aviation or travel industry could impose additional regulatory, aircraft security, travel restrictions or other requirements or restrictions related to the pandemic that could adversely impact demand for aircraft and rotorcraft or significantly reduce hours flown.

The outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries. The resulting economic downturn, the severity and length of which cannot be predicted, may cause continued reduced demand for our products, delays or cancellations of customer orders, the inability of customers to obtain financing to purchase our products, bankruptcy of suppliers, customers or other business partners, adverse impact to investment performance of our pension plans and continued volatility in the global capital markets adversely impacting our access to capital. The extent to which COVID-19 could impact our business, results of operations, financial condition and liquidity is highly uncertain and will depend on future developments, many of which are outside our control. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the effects of actions that have been or may be taken by various governmental authorities and other third parties in response to the outbreak.

If our Finance segment has difficulty collecting on its finance receivables, our financial performance could be adversely affected.

The financial performance of our Finance segment depends on the quality of loans, leases and other assets in its portfolio. Portfolio quality can be adversely affected by several factors, including finance receivable underwriting procedures, collateral value, geographic or industry concentrations, and the effect of general economic conditions such as the recent deterioration of the economy due to the impact from the COVID-19 pandemic. The pandemic has resulted in disruptions in the ability of many of our customers to conduct business effectively because of illness, quarantines, government shut-down orders, facility closures, reduced customer demand or other restrictions. As a result, our Finance segment is working with certain of its customers to modify a significant number of the loans in its portfolio in order to provide temporary payment relief which will delay our ultimate recovery on these assets. In addition, a substantial number of the new originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S. Cross-border transactions present additional challenges and risks in realizing upon collateral in the event of borrower default, which can result in difficulty or delay in collecting on the related finance receivables.  Should current economic conditions persist or worsen, our Finance segment may have difficulty successfully collecting on its finance receivable portfolio, and as a result our cash flow, results of operations and financial condition could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about our first quarter 2020 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum
	Total	Average Price	Total Number of	Number of Shares
	Number of	Paid per Share	Shares Purchased as	that may yet be
	Shares	(excluding	part of Publicly	Purchased under
Period (shares in thousands)	Purchased *	commissions)	Announced Plan *	the Plan
January 5, 2020 – February 8, 2020	200	$46.27	200	6,981
February 9, 2020 – March 7, 2020	660	44.84	660	24,575
March 8, 2020 – April 4, 2020	450	33.71	450	24,125
Total	1,310	$41.24	1,310

* On February 25, 2020, our Board of Directors authorized the repurchase of up to 25 million shares of our common stock. This new plan has no expiration date and replaced the existing plan adopted in 2018.  Under the 2018 plan, 435,000 shares were repurchased during the period January 5, 2020 through February 24, 2020, with the remainder purchased pursuant to the 2020 plan.

Item 5. Other Information

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.07.

Item 5.07

(a)    The 2020 Annual Meeting of Shareholders of Textron was held on April 29, 2020.

(b)    The results of the voting on the matters submitted to our shareholders are as follows:

1.   The following persons were elected to serve as directors until the next annual shareholders’ meeting and received the following votes:

	For	Against	Abstain	Broker Non-Vote
Scott C. Donnelly	172,220,276	18,532,856	1,085,308	15,047,516
Kathleen M. Bader	173,822,752	16,238,609	1,777,079	15,047,516
R. Kerry Clark	172,510,636	17,116,092	2,211,712	15,047,516
James T. Conway	175,975,123	13,852,379	2,010,938	15,047,516
Paul E. Gagné	149,490,023	40,169,166	2,179,251	15,047,516
Ralph D. Heath	153,076,421	36,692,233	2,069,786	15,047,516
Deborah Lee James	175,745,351	14,033,042	2,060,047	15,047,516
Lionel L. Nowell III	185,943,643	3,635,670	2,259,127	15,047,516
James L. Ziemer	149,404,785	40,264,376	2,169,279	15,047,516
Maria T. Zuber	153,387,104	36,429,603	2,021,733	15,047,516

2.   The advisory (non-binding) resolution to approve the compensation of our named executive officers, as disclosed in our proxy statement, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
126,708,595	55,355,856	9,773,989	15,047,516

3.   The appointment of Ernst & Young LLP by the Audit Committee as Textron's independent registered public accounting firm for 2020 was ratified by the following vote:

For	Against	Abstain
199,056,151	6,019,306	1,810,499

Item 6.  Exhibits

10.1	Form of Stock-Settled Restricted Stock Unit (with Dividend Equivalents) Grant Agreement under 2015 Long-Term Incentive Plan

10.2	Form of Performance Share Unit Grant Agreement under 2015 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	May 1, 2020	/s/ Mark S. Bamford
Mark S. Bamford
Vice President and Corporate Controller
(principal accounting officer)