Form 10-Q
period 2020-07-04
TEXTRON INC
filed 2020-07-31
CIK 217346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2020

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

As of  July 17, 2020, there were 228,035,460 shares of common stock outstanding.

TEXTRON INC.

Index to Form 10-Q

For the Quarterly Period Ended July 4, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
(In millions, except per share amounts)	2020	2019	2020	2019
Revenues
Manufacturing revenues	$2,457	$3,211	$5,220	$6,303
Finance revenues	15	16	29	33
Total revenues	2,472	3,227	5,249	6,336
Costs, expenses and other
Cost of sales	2,251	2,641	4,638	5,218
Selling and administrative expense	239	292	502	599
Interest expense	42	43	82	85
Special charges	78	—	117	—
Non-service components of pension and post-retirement income, net	(20)	(28)	(41)	(57)
Total costs, expenses and other	2,590	2,948	5,298	5,845
Income (loss) before income taxes	(118)	279	(49)	491
Income tax expense (benefit)	(26)	62	(7)	95
Net income (loss)	$(92)	$217	$(42)	$396
Earnings per share
Basic	$(0.40)	$0.94	$(0.18)	$1.70
Diluted	$(0.40)	$0.93	$(0.18)	$1.69

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
(In millions)	2020	2019	2020	2019
Net income (loss)	$(92)	$217	$(42)	$396
Other comprehensive income, net of tax:
Pension and postretirement benefits adjustments, net of reclassifications	36	20	73	41
Foreign currency translation adjustments	30	1	(10)	4
Deferred gains (losses) on hedge contracts, net of reclassifications	2	—	(7)	2
Other comprehensive income	68	21	56	47
Comprehensive income (loss)	$(24)	$238	$14	$443

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Balance Sheets (Unaudited)

	July 4,	January 4,
(Dollars in millions)	2020	2020
Assets
Manufacturing group
Cash and equivalents	$2,176	$1,181
Accounts receivable, net	764	921
Inventories	4,262	4,069
Other current assets	863	894
Total current assets	8,065	7,065
Property, plant and equipment, less accumulated depreciation and amortization of $4,538 and $4,405, respectively	2,446	2,527
Goodwill	2,153	2,150
Other assets	1,857	2,312
Total Manufacturing group assets	14,521	14,054
Finance group
Cash and equivalents	170	176
Finance receivables, net	691	682
Other assets	89	106
Total Finance group assets	950	964
Total assets	$15,471	$15,018
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$1,107	$561
Accounts payable	982	1,378
Other current liabilities	1,983	1,907
Total current liabilities	4,072	3,846
Other liabilities	2,128	2,288
Long-term debt	2,955	2,563
Total Manufacturing group liabilities	9,155	8,697
Finance group
Other liabilities	119	117
Debt	670	686
Total Finance group liabilities	789	803
Total liabilities	9,944	9,500
Shareholders’ equity
Common stock	29	29
Capital surplus	1,732	1,674
Treasury stock	(74)	(20)
Retained earnings	5,631	5,682
Accumulated other comprehensive loss	(1,791)	(1,847)
Total shareholders’ equity	5,527	5,518
Total liabilities and shareholders’ equity	$15,471	$15,018
Common shares outstanding (in thousands)	227,953	227,956

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended July 4, 2020 and June 29, 2019, respectively

	Consolidated
(In millions)	2020	2019
Cash flows from operating activities
Net income (loss)	$(42)	$396
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	188	202
Deferred income taxes	(41)	32
Asset impairments and TRU inventory charge	110	—
Other, net	58	40
Changes in assets and liabilities:
Accounts receivable, net	157	36
Inventories	(244)	(505)
Other assets	51	(19)
Accounts payable	(400)	132
Other liabilities	17	(338)
Income taxes, net	3	14
Pension, net	(8)	(29)
Captive finance receivables, net	(14)	(19)
Other operating activities, net	13	(2)
Net cash used in operating activities of continuing operations	(152)	(60)
Net cash used in operating activities of discontinued operations	—	(1)
Net cash used in operating activities	(152)	(61)
Cash flows from investing activities
Capital expenditures	(96)	(135)
Net proceeds from corporate-owned life insurance policies	17	4
Net cash used in acquisitions	(11)	—
Finance receivables repaid	20	20
Other investing activities, net	6	7
Net cash used in investing activities	(64)	(104)
Cash flows from financing activities
Increase in short-term debt	499	—
Proceeds from long-term debt	642	297
Proceeds from borrowings against corporate-owned life insurance policies	377	—
Payment on borrowings against corporate-owned life insurance policies	(15)	—
Principal payments on long-term debt and nonrecourse debt	(229)	(35)
Purchases of Textron common stock	(54)	(361)
Dividends paid	(9)	(9)
Other financing activities, net	4	19
Net cash provided by (used in) financing activities	1,215	(89)
Effect of exchange rate changes on cash and equivalents	(10)	4
Net increase (decrease) in cash and equivalents	989	(250)
Cash and equivalents at beginning of period	1,357	1,107
Cash and equivalents at end of period	$2,346	$857

See Notes to the Consolidated Financial Statements.

TEXTRON INC.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the Six Months Ended July 4, 2020 and June 29, 2019, respectively

	Manufacturing Group		Finance Group
(In millions)	2020	2019	2020	2019
Cash flows from operating activities
Net income (loss)	$(47)	$387	$5	$9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	186	199	2	3
Deferred income taxes	(39)	33	(2)	(1)
Asset impairments and TRU inventory charge	110	—	—	—
Other, net	54	39	4	1
Changes in assets and liabilities:
Accounts receivable, net	157	36	—	—
Inventories	(244)	(532)	—	—
Other assets	50	(17)	1	(2)
Accounts payable	(400)	132	—	—
Other liabilities	21	(339)	(4)	1
Income taxes, net	(1)	10	4	4
Pension, net	(8)	(29)	—	—
Dividends received from Finance group	—	50	—	—
Other operating activities, net	13	(2)	—	—
Net cash provided by (used in) operating activities of continuing operations	(148)	(33)	10	15
Net cash used in operating activities of discontinued operations	—	(1)	—	—
Net cash provided by (used in) operating activities	(148)	(34)	10	15
Cash flows from investing activities
Capital expenditures	(96)	(135)	—	—
Net proceeds from corporate-owned life insurance policies	17	4	—	—
Net cash used in acquisitions	(11)	—	—	—
Finance receivables repaid	—	—	65	91
Finance receivables originated	—	—	(59)	(90)
Other investing activities, net	5	4	1	30
Net cash provided by (used in) investing activities	(85)	(127)	7	31
Cash flows from financing activities
Increase in short-term debt	499	—	—	—
Proceeds from long-term debt	642	297	—	—
Proceeds from borrowings against corporate-owned life insurance policies	377	—	—	—
Payment on borrowings against corporate-owned life insurance policies	(15)	—	—	—
Principal payments on long-term debt and nonrecourse debt	(194)	(1)	(35)	(34)
Purchases of Textron common stock	(54)	(361)	—	—
Dividends paid	(9)	(9)	—	(50)
Other financing activities, net	(8)	19	12	—
Net cash provided by (used in) financing activities	1,238	(55)	(23)	(84)
Effect of exchange rate changes on cash and equivalents	(10)	4	—	—
Net increase (decrease) in cash and equivalents	995	(212)	(6)	(38)
Cash and equivalents at beginning of period	1,181	987	176	120
Cash and equivalents at end of period	$2,176	$775	$170	$82

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

In the second quarter of 2020 and 2019, our cumulative catch-up adjustments increased revenues and segment profit by $17 million and $27 million, respectively. These adjustments decreased the net loss in the second quarter of 2020 by $13 million ($0.06 per share) and increased net income in the second quarter of 2019 by $21 million ($0.09 per diluted share). In the second quarter of 2020 and 2019, gross favorable adjustments totaled $46 million and $46 million, respectively, and the gross unfavorable adjustments totaled $29 million and $19 million, respectively.

In the first half of 2020 and 2019, our cumulative catch-up adjustments increased revenue and segment profit by $19 million and $58 million, respectively. These adjustments decreased the net loss in the first half of 2020 by $14 million ($0.06 per share) and increased net income in the first half of 2019 by $44 million ($0.19 per diluted share). In the first half of 2020 and 2019, gross favorable adjustments totaled $73 million and $99 million, respectively, and the gross unfavorable adjustments totaled $54 million and $41 million, respectively.

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

Note 3.  Accounts Receivable and Finance Receivables

Accounts Receivable

Accounts receivable is composed of the following:

	July 4,	January 4,
(In millions)	2020	2020
Commercial	$650	$835
U.S. Government contracts	156	115
	806	950
Allowance for credit losses	(42)	(29)
Total accounts receivable, net	$764	$921

Finance Receivables

Finance receivables are presented in the following table:

	July 4,	January 4,
(In millions)	2020	2020
Finance receivables	$719	$707
Allowance for credit losses	(28)	(25)
Total finance receivables, net	$691	$682

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

In March 2020, due to the economic impact of the COVID-19 pandemic and at the request of certain of our customers, we began working with them to provide temporary payment relief through loan modifications. The types of temporary payment relief we offered to these customers included delays in the timing of required principal payments, deferrals of interest payments and/or interest-only payments. For loan modifications that cover payment-relief periods in excess of six months, even if the loan was previously current, the loan is deemed a troubled debt restructuring and considered impaired. These impaired loans are classified as either nonaccrual or watchlist based on a review of the credit quality indicators as discussed above.

During the first half of 2020, we modified finance receivable contracts for 75 customers with an outstanding balance totaling $251 million at July 4, 2020. We are continuing to work with other customers on modifications to accounts with an outstanding balance totaling approximately $60 million. Of the modifications occurring during the first half of 2020, contracts for 22 customers or $103 million of finance receivables were categorized as troubled debt restructurings. Due to the nature of these restructurings, the financial effects were not significant. We had one customer default related to finance receivables previously modified as a troubled debt restructuring that had an insignificant outstanding balance. We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts.

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

	July 4,	January 4,
(Dollars in millions)	2020	2020
Performing	$555	$664
Watchlist	111	4
Nonaccrual	53	39
Nonaccrual as a percentage of finance receivables	7.37%	5.52%
Current and less than 31 days past due	$618	$637
31-60 days past due	41	53
61-90 days past due	17	7
Over 90 days past due	43	10
60+ days contractual delinquency as a percentage of finance receivables	8.34%	2.40%

At July 4, 2020, 33% of our performing finance receivables were originated since the beginning of 2019 and 32% were originated from 2016 to 2018. For finance receivables categorized as watchlist, 17% were originated since the beginning of 2019 and 42% from 2016 to 2018. For accounts modified in the first half of 2020, the origination date prior to the modification was maintained based on the types of temporary payment relief provided.

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

	July 4,	January 4,
(In millions)	2020	2020
Finance receivables evaluated collectively	$458	$564
Finance receivables evaluated individually	156	39
Allowance for credit losses based on collective evaluation	24	22
Allowance for credit losses based on individual evaluation	4	3
Impaired finance receivables with no related allowance for credit losses	$135	$22
Impaired finance receivables with related allowance for credit losses	21	17
Unpaid principal balance of impaired finance receivables	167	50
Allowance for credit losses on impaired loans	4	3
Average recorded investment of impaired finance receivables	103	40

Note 4.  Inventories

Inventories are composed of the following:

	July 4,	January 4,
(In millions)	2020	2020
Finished goods	$1,593	$1,557
Work in process	1,659	1,616
Raw materials and components	1,010	896
Total inventories	$4,262	$4,069

Note 5. Other Assets

Other assets includes the cash surrender value of corporate-owned life insurance policies, net of any borrowings against these policies. During the first quarter of 2020, we borrowed $377 million against the policies as we strengthened our cash position in light of disruptions in the capital markets caused by the COVID-19 pandemic. At July 4, 2020, there was $362 million of outstanding borrowings against the policies. Proceeds from these borrowings and subsequent payments have been classified as financing activities in the consolidated statement of cash flows. Interest expense incurred on borrowings against corporate-owned life insurance policies is recorded as an offset with policy income.

Note 6. Warranty Liability

Changes in our warranty liability are as follows:

	Six Months Ended
	July 4,	June 29,
(In millions)	2020	2019
Beginning of period	$141	$149
Provision	22	30
Settlements	(29)	(38)
Adjustments*	(12)	(5)
End of period	$122	$136

* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 7. Leases

We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our finance leases at July 4, 2020 were not significant. Our operating leases have remaining lease terms up to 29 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $15 million and $16 million in the second quarter of 2020 and 2019, respectively, and $30 million and $32 million in the first half of 2020 and 2019, respectively. Cash paid for operating leases totaled $30 million and $32 million in the first half of 2020 and 2019, respectively, which is classified in cash flows from operating activities. Variable and short-term lease costs were not significant. Balance sheet and other information related to our operating leases is as follows:

	July 4,	January 4,
(Dollars in millions)	2020	2020
Other assets	$255	$277
Other current liabilities	47	48
Other liabilities	214	233
Weighted-average remaining lease term (in years)	10.0	10.2
Weighted-average discount rate	4.43%	4.42%

At July 4, 2020, maturities of our operating lease liabilities on an undiscounted basis totaled $32 million for 2020, $49 million for 2021, $41 million for 2022, $32 million for 2023, $25 million for 2024 and $150 million thereafter.

Note 8.  Debt

On April 1, 2020, we entered into a 364-Day Term Loan Credit Agreement in an aggregate principal amount of $500 million and borrowed the full principal amount available under the agreement. At our current credit ratings, the borrowings accrue interest at a rate equal to the London interbank offered rate, subject to a floor of 0.75%, plus 2.0%, which is an annual interest rate of 2.75% at July 4, 2020. We can pre-pay any amount of the principal balance during the term of the loan; however, we cannot borrow additional principal amounts. The Term Loan Credit Agreement restricts us from incurring additional indebtedness, subject to various exceptions, one of which allows us to borrow under our $1.0 billion revolving credit facility. While this loan is outstanding, we have agreed not to repurchase any of our common stock. The principal amount outstanding, plus accrued and unpaid interest and fees, is due on March 31, 2021.

Under our shelf registration statement, on March 17, 2020, we issued $650 million of fixed-rate notes due June 1, 2030 with an annual interest rate of 3.00%. The net proceeds of the issuance totaled $642 million, after deducting underwriting discounts, commissions and offering expenses.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.  At July 4, 2020 and January 4, 2020, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $364 million and $342 million, respectively.  At July 4, 2020, the fair value amounts of our foreign currency exchange contracts were a $6 million asset and a $8 million liability.  At January 4, 2020, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $2 million liability.

We hedge our net investment position in certain major currencies and generate foreign currency interest payments that offset other transactional exposures in these currencies. To accomplish this, we borrow directly in the foreign currency and designate a portion of the debt as a hedge of the net investment. We record changes in the fair value of these contracts in other comprehensive income (loss) to the extent they are effective as cash flow hedges.  Currency effects on the effective portion of these hedges, which are reflected in the foreign currency translation adjustments within Accumulated other comprehensive loss, were not significant in the periods presented.

Assets and Liabilities Not Recorded at Fair Value

The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	July 4, 2020		January 4, 2020
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(4,044)	$(4,203)	$(3,097)	$(3,249)
Finance group
Finance receivables, excluding leases	499	503	493	527
Debt	(670)	(566)	(686)	(634)

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

Note 10. Shareholders’ Equity

A reconciliation of Shareholders’ equity is presented below:

					Accumulated
					Other	Total
	Common	Capital	Treasury	Retained	Comprehensive	Shareholders’
(In millions)	Stock	Surplus	Stock	Earnings	Loss	Equity
Three months ended July 4, 2020
Beginning of period	$29	$1,711	$(74)	$5,727	$(1,859)	$5,534
Net loss	—	—	—	(92)	—	(92)
Other comprehensive income	—	—	—	—	68	68
Share-based compensation activity	—	21	—	—	—	21
Dividends declared	—	—	—	(4)	—	(4)
End of period	$29	$1,732	$(74)	$5,631	$(1,791)	$5,527
Three months ended June 29, 2019
Beginning of period	$30	$1,689	$(331)	$5,581	$(1,736)	$5,233
Net income	—	—	—	217	—	217
Other comprehensive income	—	—	—	—	21	21
Share-based compensation activity	—	28	—	—	—	28
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock	—	—	(159)	—	—	(159)
End of period	$30	$1,717	$(490)	$5,794	$(1,715)	$5,336
Six months ended July 4, 2020
Beginning of period	$29	$1,674	$(20)	$5,682	$(1,847)	$5,518
Net loss	—	—	—	(42)	—	(42)
Other comprehensive income	—	—	—	—	56	56
Share-based compensation activity	—	58	—	—	—	58
Dividends declared	—	—	—	(9)	—	(9)
Purchases of common stock	—	—	(54)	—	—	(54)
End of period	$29	$1,732	$(74)	$5,631	$(1,791)	$5,527
Six months ended June 29, 2019
Beginning of period	$30	$1,646	$(129)	$5,407	$(1,762)	$5,192
Net income	—	—	—	396	—	396
Other comprehensive income	—	—	—	—	47	47
Share-based compensation activity	—	71	—	—	—	71
Dividends declared	—	—	—	(9)	—	(9)
Purchases of common stock	—	—	(361)	—	—	(361)
End of period	$30	$1,717	$(490)	$5,794	$(1,715)	$5,336

Dividends per share of common stock were $0.02 for both the second quarter of 2020 and 2019 and $0.04 for both the first half of 2020 and 2019.

Earnings Per Share

We calculate basic and diluted earnings per share (EPS) based on net income (loss), which approximates income (loss) available to common shareholders for each period.  Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted EPS considers the dilutive effect of all potential future common stock, including stock options.

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
(In thousands)	2020	2019	2020	2019
Basic weighted-average shares outstanding	228,247	232,013	228,279	233,426
Dilutive effect of stock options	—	1,532	—	1,567
Diluted weighted-average shares outstanding	228,247	233,545	228,279	234,993

As a result of incurring a net loss for the second quarter and first half of 2020, potential common shares of 0.1 million and 0.3 million, respectively, were excluded from diluted loss per share because the effect would have been anti-dilutive. In addition, stock options to purchase 8.9 million and 8.2 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the second quarter and first half of 2020, respectively, as their effect would have been anti-dilutive. Stock options to purchase 3.1 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for both the second quarter and first half of 2019, as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss and Other Comprehensive Income

The components of Accumulated other comprehensive loss are presented below:

	Pension and	Foreign	Deferred	Accumulated
	Postretirement	Currency	Gains (Losses)	Other
	Benefits	Translation	on Hedge	Comprehensive
(In millions)	Adjustments	Adjustments	Contracts	Loss
Balance at January 4, 2020	$(1,811)	$(36)	$—	$(1,847)
Other comprehensive loss before reclassifications	—	(10)	(5)	(15)
Reclassified from Accumulated other comprehensive loss	73	—	(2)	71
Balance at July 4, 2020	$(1,738)	$(46)	$(7)	$(1,791)
Balance at December 29, 2018	$(1,727)	$(32)	$(3)	$(1,762)
Other comprehensive income before reclassifications	—	4	4	8
Reclassified from Accumulated other comprehensive loss	41	—	(2)	39
Balance at June 29, 2019	$(1,686)	$(28)	$(1)	$(1,715)

The before and after-tax components of Other comprehensive income are presented below:

	July 4, 2020			June 29, 2019
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$46	$(11)	$35	$24	$(6)	$18
Amortization of prior service cost*	1	—	1	3	(1)	2
Pension and postretirement benefits adjustments, net	47	(11)	36	27	(7)	20
Deferred gains (losses) on hedge contracts:
Current deferrals	4	(1)	3	2	(1)	1
Reclassification adjustments	(2)	1	(1)	(1)	—	(1)
Deferred gains (losses) on hedge contracts, net	2	—	2	1	(1)	—
Foreign currency translation adjustments	30	—	30	3	(2)	1
Total	$79	$(11)	$68	$31	$(10)	$21
Six Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$92	$(21)	$71	$49	$(11)	$38
Amortization of prior service cost*	3	(1)	2	4	(1)	3
Pension and postretirement benefits adjustments, net	95	(22)	73	53	(12)	41
Deferred gains (losses) on hedge contracts:
Current deferrals	(5)	—	(5)	6	(2)	4
Reclassification adjustments	(3)	1	(2)	(2)	—	(2)
Deferred gains (losses) on hedge contracts, net	(8)	1	(7)	4	(2)	2
Foreign currency translation adjustments	(7)	(3)	(10)	4	—	4
Total	$80	$(24)	$56	$61	$(14)	$47

*These components of other comprehensive income are included in the computation of net periodic pension cost (credit). See Note 16 of our 2019 Annual Report on Form 10-K for additional information.

Note 11. Segment Information

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions, special charges and an inventory charge related to the 2020 COVID-19 restructuring plan, as discussed in Note 14. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

Our revenues by segment, along with a reconciliation of segment profit to income (loss) before income taxes, are included in the table below:

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
(In millions)	2020	2019	2020	2019
Revenues
Textron Aviation	$747	$1,123	$1,619	$2,257
Bell	822	771	1,645	1,510
Textron Systems	326	308	654	615
Industrial	562	1,009	1,302	1,921
Finance	15	16	29	33
Total revenues	$2,472	$3,227	$5,249	$6,336
Segment Profit
Textron Aviation	$(66)	$105	$(63)	$211
Bell	118	103	233	207
Textron Systems	37	49	63	77
Industrial	(11)	76	(2)	126
Finance	4	6	7	12
Segment profit	82	339	238	633
Corporate expenses and other, net	(30)	(24)	(44)	(71)
Interest expense, net for Manufacturing group	(37)	(36)	(71)	(71)
Special charges	(78)	—	(117)	—
Inventory charge*	(55)	—	(55)	—
Income (loss) before income taxes	$(118)	$279	$(49)	$491

* In connection with the restructuring plan initiated in the second quarter of 2020, we ceased manufacturing at the Montreal facility of the TRU Simulation + Training business, resulting in the production suspension of our commercial air transport simulators. As a result of this action and current market conditions, we recorded a $55 million charge to write-down the related inventory to its net realizable value.

Note 12. Revenues

Disaggregation of Revenues

Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
(In millions)	2020	2019	2020	2019
Aircraft	$478	$733	$993	$1,499
Aftermarket parts and services	269	390	626	758
Textron Aviation	747	1,123	1,619	2,257
Military aircraft and support programs	602	482	1,222	990
Commercial helicopters, parts and services	220	289	423	520
Bell	822	771	1,645	1,510
Unmanned systems	169	135	317	269
Marine and land systems	43	60	91	108
Simulation, training and other	114	113	246	238
Textron Systems	326	308	654	615
Fuel systems and functional components	271	592	736	1,186
Specialized vehicles	291	417	566	735
Industrial	562	1,009	1,302	1,921
Finance	15	16	29	33
Total revenues	$2,472	$3,227	$5,249	$6,336

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended July 4, 2020
Customer type:
Commercial	$716	$216	$57	$559	$15	$1,563
U.S. Government	31	606	269	3	—	909
Total revenues	$747	$822	$326	$562	$15	$2,472
Geographic location:
United States	$518	$681	$276	$287	$8	$1,770
Europe	70	21	11	127	—	229
Asia and Australia	50	66	15	76	—	207
Other international	109	54	24	72	7	266
Total revenues	$747	$822	$326	$562	$15	$2,472
Three months ended June 29, 2019
Customer type:
Commercial	$1,077	$279	$83	$1,004	$16	$2,459
U.S. Government	46	492	225	5	—	768
Total revenues	$1,123	$771	$308	$1,009	$16	$3,227
Geographic location:
United States	$736	$571	$249	$466	$7	$2,029
Europe	164	47	17	291	—	519
Asia and Australia	65	79	13	84	2	243
Other international	158	74	29	168	7	436
Total revenues	$1,123	$771	$308	$1,009	$16	$3,227
Six months ended July 4, 2020
Customer type:
Commercial	$1,564	$414	$128	$1,298	$29	$3,433
U.S. Government	55	1,231	526	4	—	1,816
Total revenues	$1,619	$1,645	$654	$1,302	$29	$5,249
Geographic location:
United States	$1,115	$1,371	$562	$616	$14	$3,678
Europe	154	45	23	355	1	578
Asia and Australia	173	116	35	129	1	454
Other international	177	113	34	202	13	539
Total revenues	$1,619	$1,645	$654	$1,302	$29	$5,249
Six months ended June 29, 2019
Customer type:
Commercial	$2,169	$509	$157	$1,909	$33	$4,777
U.S. Government	88	1,001	458	12	—	1,559
Total revenues	$2,257	$1,510	$615	$1,921	$33	$6,336
Geographic location:
United States	$1,525	$1,149	$506	$855	$15	$4,050
Europe	347	67	40	602	1	1,057
Asia and Australia	88	161	29	161	3	442
Other international	297	133	40	303	14	787
Total revenues	$2,257	$1,510	$615	$1,921	$33	$6,336

Remaining Performance Obligations

Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At July 4, 2020, we had $9.1 billion in remaining performance obligations of which we expect to recognize revenues of approximately 68% through 2021, an additional 24% through 2023, and the balance thereafter.

Contract Assets and Liabilities

Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At July 4, 2020 and January 4, 2020, contract assets totaled $542 million and $567 million, respectively, and contract liabilities totaled $927 million and $830 million, respectively, reflecting timing differences between revenue recognized, billings and payments from customers. During the second quarter and first half of 2020, we recognized revenues of $121 million and $352 million, respectively, that were included in the contract liability balance at January 4, 2020. We recognized revenues of $146 million and $457 million in the second quarter and first half of 2019, respectively, that were included in the contract liability balance at December 29, 2018.

Note 13. Retirement Plans

We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
(In millions)	2020	2019	2020	2019
Pension Benefits
Service cost	$26	$22	$52	$45
Interest cost	74	81	147	163
Expected return on plan assets	(143)	(139)	(287)	(278)
Amortization of net actuarial loss	46	25	92	50
Amortization of prior service cost	3	4	6	7
Net periodic benefit cost (credit)	$6	$(7)	$10	$(13)
Postretirement Benefits Other Than Pensions
Service cost	$1	$—	$2	$1
Interest cost	2	3	4	5
Amortization of net actuarial loss	—	(1)	—	(1)
Amortization of prior service credit	(2)	(1)	(3)	(3)
Net periodic benefit cost	$1	$1	$3	$2

Note 14. Special Charges

Special Charges

Special charges recorded in the second quarter and first half of 2020 by segment and type of cost are presented in the table below. There were no special charges recorded in the first half of 2019.

		Contract
	Severance	Terminations	Asset
(In millions)	Costs	and Other	Impairments	Total
Three months ended July 4, 2020
Textron Systems	$14	$12	$14	$40
Textron Aviation	27	—	1	28
Industrial	8	—	—	8
Corporate	2	—	—	2
Total special charges	$51	$12	$15	$78
Six months ended July 4, 2020
Textron Systems	$14	$12	$14	$40
Textron Aviation	27	—	33	60
Industrial	8	—	7	15
Corporate	2	—	—	2
Total special charges	$51	$12	$54	$117

2020 COVID-19 Restructuring Plan

In the second quarter of 2020, we initiated a restructuring plan to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. The total pre-tax cost of this plan is expected to be in the range of $110 million to $130 million, of which $78 million was recorded in the second quarter of 2020. We anticipate that this plan will be substantially completed by the end of 2020.  The plan primarily impacts the TRU Simulation + Training (TRU) business within the Textron Systems segment, the Textron Aviation segment and the TSV business within the Industrial segment, and will result in the elimination of up to approximately 1,950 positions, representing 6% of our workforce.  At TRU, there has been a substantial decline in demand and order cancellations for flight simulators in light of the expected long-term impact of the pandemic on the commercial air transportation business. Accordingly, we will cease manufacturing at TRU’s facility in Montreal, Canada, resulting in a production suspension of its commercial air transport simulators, along with workforce reductions, contract terminations, facility closures and asset impairments.  As a result of current market conditions and the cessation of manufacturing at this facility, we incurred an inventory valuation charge of $55 million, which was recorded in Cost of Sales, to write-down TRU’s inventory to its net realizable value.

First Quarter 2020 Asset Impairment Charges

In the first quarter of 2020, we recognized special charges of $39 million of intangible asset impairment charges at the Textron Aviation and Industrial segments. Due to the impact of the COVID-19 pandemic, we experienced decreased demand for our products and services as our customers delayed or ceased orders due to the environment of economic uncertainty. In light of these conditions, Textron Aviation had temporarily shut down most aircraft production, including the King Air turboprop and Beechcraft piston product lines, and had instituted employee furloughs. Based on these events, we performed an interim impairment test of the indefinite-lived Beechcraft and King Air trade name intangible assets at April 4, 2020. Fair value of these assets was determined utilizing the relief of royalty method assuming an increase in the discount rate based on current market data to 9.7% and revised expectations of future revenues for the products and services associated with the tradenames. This analysis resulted in an impairment charge of $32 million.  At July 4, 2020, these intangible assets totaled $169 million.  In the Industrial segment, we fully impaired the Arctic Cat trade name intangible asset within the Specialized Vehicles product line and recorded a $7 million impairment charge.

Restructuring Reserve

Restructuring reserve activity related to our 2020 and prior restructuring plans is summarized below:

		Contract
	Severance	Terminations
(In millions)	Costs	and Other	Total
Balance at January 4, 2020	$46	$19	$65
Provision for 2020 COVID-19 restructuring plan	51	12	63
Cash paid	(31)	(5)	(36)
Balance at July 4, 2020	$66	$26	$92

The majority of the remaining cash outlays of $92 million is expected to be paid in the second half of 2020. Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 15. Income Taxes

Our effective tax rate for the second quarter and first half of 2020 was (22.0)% and (14.3)%, respectively, compared to the statutory rate of (21)%. In the second quarter and first half of 2020, we incurred special charges and an inventory charge in a non-U.S. jurisdiction where tax benefits cannot be realized, which were partially offset by a $14 million benefit recognized upon the release of a valuation allowance in a non-U.S. jurisdiction. In the first half of 2020, these items had a more significant impact on the effective tax rate due to the lower loss before income taxes for the period.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

The global pandemic caused by the novel coronavirus, known as “COVID-19”, has led to worldwide facility closures, workforce disruptions, supply chain destabilizations, reduced demand for many products and services, volatility in the capital markets and uncertainty in the economic outlook. Our operations have experienced and continue to experience various degrees of disruption due to the unprecedented conditions surrounding the pandemic. While certain of our commercial manufacturing facilities had temporarily closed during the first quarter through the latter part of the second quarter due to reduced demand for our products, substantially all manufacturing activities have resumed.

In the first quarter, we formed enterprise-wide pandemic response teams, which have guided our operations in the implementation of processes and procedures to comply with applicable government-imposed health and safety-related operating restrictions and to enhance the safety of our facilities to protect the health of our employees. Among other actions, we have increased cleaning and disinfecting of our facilities and reconfigured workspaces to enable adherence to social distancing guidelines while minimizing disruption to our manufacturing processes and other work activities.  We have outfitted our facilities with signage regarding required face coverings, proper physical distancing, symptom checks, revised elevator and room capacities, etc.  Our businesses are and may continue to be affected by these operating restrictions as well as various other COVID-19 related challenges, including travel restrictions, quarantines, remote working arrangements, employee furloughs and other workforce and supply chain disruptions. During the course of the pandemic, our response teams will continue to provide guidance for our businesses on preventing the spread of COVID-19 in the workplace.

In June 2020, we initiated a restructuring plan to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic.  The plan primarily impacts the TRU Simulation + Training (TRU) business within the Textron Systems segment, the Textron Aviation segment and the Textron Specialized Vehicles (TSV) business within the Industrial segment.  Additional information related to this plan is provided in the Special Charges section on page 22.  The impact of the COVID-19 pandemic and the current operating status of our segments are provided below:

●	Textron Aviation temporarily shut down most aircraft production and instituted employee furloughs during the first quarter through the latter part of the second quarter as a result of decreased demand for its products and services related to the pandemic. To align our cost structure with reduced production levels, in the second quarter, we initiated direct and indirect workforce reductions under the restructuring plan.
●	At Bell and Textron Systems, as U.S. defense contractors, operations have largely remained open and these businesses continue to fulfill their contracts with the U.S. Government. At Textron Systems, however, TRU has experienced a substantial decline in demand and order cancellations for its flight simulators in light of the expected long-term impact of the pandemic on the commercial air transportation business. Accordingly, as part of the restructuring plan, TRU will cease manufacturing at its facility in Montreal, Canada, resulting in the production suspension of its commercial air transport simulators.
●	Industrial has been significantly impacted by lower demand in certain markets that it serves and has experienced temporary manufacturing facility closures throughout the world, as well as employee furloughs. In the latter half of the second quarter, substantially all of its facilities reopened and employees returned to work. The TSV business also initiated headcount reductions, in part, related to its ground support equipment business, which has been severely impacted by the reduction in global air travel as a result of the pandemic.
●	The Finance segment continues to work with customers impacted by the pandemic to provide temporary payment relief as discussed in Note 3 to the consolidated financial statements.

During the second quarter, we generated $242 million of net cash from operating activities. At the end of the second quarter, we have $2.3 billion in cash and equivalents and a $1.0 billion credit facility which remains undrawn.  We strengthened our cash position in the first quarter by issuing $650 million in senior debt and by borrowing $500 million under a new 364-Day Term Loan Credit Agreement. We also suspended share repurchases beginning in the first quarter.  During the second quarter, we continued certain measures taken in the first quarter to reduce costs and conserve cash, including employee furloughs at many of our commercial businesses and at corporate headquarters, reducing capital expenditures and delaying certain research and development projects. In addition, we initiated the restructuring plan as discussed above to further reduce costs and preserve cash.  While we expect the impacts of COVID-19 to continue to have an adverse effect on our business, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may impact our consolidated financial position, results of operations and cash flows in 2020 and beyond.

We reviewed our assets that are subject to impairment in light of the pandemic, resulting in charges in the first quarter that are discussed in the Special Charges section on page 22. While we do not currently anticipate any material impairments on our other assets as a result of the pandemic, as discussed in the Critical Accounting Estimates – Goodwill section on page 31, future changes in revenue expectations, earnings and cash flows related to intangible assets, goodwill and other long-lived assets below current projections could cause these assets to be impaired.  There are many uncertainties regarding the pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. See Item 1A. Risk Factors on page 33 for additional risks and uncertainties related to the pandemic’s impact on our business. The ultimate extent of the effects of the pandemic on the company is uncertain and will depend on future developments, and such effects could exist for an extended period of time, even after the pandemic ends.

Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	July 4,	June 29,	%	July 4,	June 29,	%
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Revenues	$2,472	$3,227	(23)%	$5,249	$6,336	(17)%
Cost of sales	2,251	2,641	(15)%	4,638	5,218	(11)%
Selling and administrative expense	239	292	(18)%	502	599	(16)%
Gross margin as a percentage of Manufacturing revenues	8.4%	17.8%		11.1%	17.2%

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 23 to 28.

Revenues

Revenues decreased $755 million, 23%, in the second quarter of 2020, compared with the second quarter of 2019. The revenue decrease included the following factors:

●	Lower Industrial revenues of $447 million, largely due to lower volume and mix of $445 million, primarily in the Fuel Systems and Functional Components product line related to manufacturing facility closures that continued into the second quarter as a result of the pandemic.
●	Lower Textron Aviation revenues of $376 million, largely due to lower Citation jet volume of $178 million, reflecting a decline in demand related to the pandemic and delays in the acceptance of aircraft related to COVID-19 travel restrictions, and lower aftermarket volume of $120 million, reflecting lower aircraft utilization resulting from the pandemic.
●	Higher Bell revenues of $51 million, reflecting higher military revenues of $120 million, partially offset by lower commercial revenues.
●	Higher Textron Systems revenues of $18 million, primarily due to higher volume of $34 million in the Unmanned Systems product line, partially offset by lower volume of $17 million in the Marine and Land Systems product line.

Revenues decreased $1.1 billion, 17%, in the first half of 2020, compared with the first half of 2019.  The revenue decrease included the following factors:

●	Lower Textron Aviation revenues of $638 million, largely due to lower Citation jet and commercial turboprop volume of $479 million, reflecting a decline in demand related to the pandemic and delays in the acceptance of aircraft related to COVID-19 travel restrictions, and lower aftermarket volume of $132 million, reflecting lower aircraft utilization resulting from the pandemic.
●	Lower Industrial revenues of $619 million, largely due to lower volume and mix of $609 million, primarily in the Fuel Systems and Functional Components product line related to manufacturing facility closures as a result of the pandemic.
●	Higher Bell revenues of $135 million, reflecting higher military revenues of $232 million, partially offset by lower commercial revenues.
●	Higher Textron Systems revenues of $39 million, primarily due to higher volume of $48 million in the Unmanned Systems product line, partially offset by lower volume of $17 million in the Marine and Land Systems product line.

Cost of Sales and Selling and Administrative Expense

Cost of sales decreased $390 million, 15%, and $580 million, 11%, in the second quarter and first half of 2020, respectively, compared with corresponding periods in 2019, largely due to lower net volume and mix described above. The decreases in cost of sales were partially offset by idle facility costs of $61 million and $86 million recognized in the second quarter and first half of 2020, respectively, reflecting unfavorable absorption of manufacturing costs attributable to abnormally low production levels resulting from the pandemic and temporary manufacturing facility closures. In addition, both periods include a $55 million inventory charge related to the TRU business discussed below in the Special Charges section.  Gross margin as a percentage of Manufacturing revenues decreased 940 basis points in the second quarter of 2020 and 610 basis points in the first half of 2020, primarily due to the impact of lower volume and mix at the Textron Aviation and Industrial segments, idle facility costs, largely at the Textron Aviation segment, and the impact of the TRU inventory charge.

Selling and administrative expense decreased $53 million, 18%, and $97 million, 16%, in the second quarter and first half of 2020, respectively, compared with the corresponding periods in 2019, primarily due to cost reduction activities at the Textron Aviation and Industrial segments. The decrease in the first half of 2020, compared with the first half of 2019, also included lower share-based compensation expense.

Special Charges

Special charges recorded in the second quarter and first half of 2020 by segment and type of cost are presented in the table below.  There were no special charges recorded in the first half of 2019.

		Contract
	Severance	Terminations	Asset
(In millions)	Costs	and Other	Impairments	Total
Three months ended July 4, 2020
Textron Systems	$14	$12	$14	$40
Textron Aviation	27	—	1	28
Industrial	8	—	—	8
Corporate	2	—	—	2
Total special charges	$51	$12	$15	$78
Six months ended July 4, 2020
Textron Systems	$14	$12	$14	$40
Textron Aviation	27	—	33	60
Industrial	8	—	7	15
Corporate	2	—	—	2
Total special charges	$51	$12	$54	$117

2020 COVID-19 Restructuring Plan

In the second quarter of 2020, we initiated a restructuring plan to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic.  The total pre-tax cost of this plan is expected to be in the range of $110 million to $130 million, of which $78 million was recorded in the second quarter of 2020. We anticipate that this plan will be substantially completed by the end of 2020.  The plan primarily impacts the TRU business within the Textron Systems segment, the Textron Aviation segment and the TSV business within the Industrial segment, and will result in the elimination of up to approximately 1,950 positions, representing 6% of our workforce.  At TRU, there has been a substantial decline in demand and order cancellations for flight simulators in light of the expected long-term impact of the pandemic on the commercial air transportation business. Accordingly, we will cease manufacturing at TRU’s facility in Montreal, Canada, resulting in a production suspension of its commercial air transport simulators, along with workforce reductions, contract terminations, facility closures and asset impairments.  As a result of current market conditions and the cessation of manufacturing at this facility, we incurred an inventory valuation charge of $55 million, which was recorded in Cost of Sales, to write-down TRU’s inventory to its net realizable value.

First Quarter 2020 Asset Impairment Charges

In the first quarter of 2020, we recognized special charges of $39 million of intangible asset impairment charges at the Textron Aviation and Industrial segments. Due to the impact of the COVID-19 pandemic, we experienced decreased demand for our products and services as our customers delayed or ceased orders due to the environment of economic uncertainty. In light of these conditions, Textron Aviation had temporarily shut down most aircraft production, including the King Air turboprop and Beechcraft piston product lines, and had instituted employee furloughs. Based on these events, we performed an interim impairment test of the indefinite-lived Beechcraft and King Air trade name intangible assets at April 4, 2020.  Fair value of these assets was determined utilizing the relief of royalty method assuming an increase in the discount rate based on current market data to 9.7% and revised expectations of future revenues for the products and services associated with the tradenames. This analysis resulted in an impairment charge of $32 million.  At July 4, 2020, these intangible assets totaled $169 million.  In the Industrial segment, we fully impaired the Arctic Cat trade name intangible asset within the Specialized Vehicles product line and recorded a $7 million impairment charge.

Income Taxes

Our effective tax rate for the second quarter and first half of 2020 was (22.0)% and (14.3)%, respectively, compared to the statutory rate of (21)%.  In the second quarter and first half of 2020, we incurred special charges and an inventory charge in a non-U.S. jurisdiction where tax benefits cannot be realized, which were partially offset by a $14 million benefit recognized upon the release of a valuation allowance in a non-U.S. jurisdiction. In the first half of 2020, these items had a more significant impact on the effective tax rate due to the lower loss before income taxes for the period.

Our effective tax rate for the second quarter and first half of 2019 was 22.2% and 19.3%, respectively.  In the first half of 2019, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to a $12 million benefit recognized for additional research credits related to prior years.

Backlog

Our backlog is summarized below:

	July 4,	January 4,
(In millions)	2020	2020
Bell	$5,788	$6,902
Textron Aviation	1,413	1,714
Textron Systems	1,876	1,211
Total backlog	$9,077	$9,827

Bell’s backlog decreased $1.1 billion, 16%, primarily as a result of revenues recognized on our U.S. Government contracts in excess of new contracts received.  Backlog at Textron Aviation decreased $301 million, 18%, primarily due to a fractional jet customer that reduced orders in the first quarter based on its revised demand outlook as a result of the pandemic. Textron Systems’ backlog increased $665 million, 55%, primarily due to new contracts received in excess of revenues recognized in the Marine and Land Systems and Unmanned Systems product lines.

Segment Analysis

We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance.  Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions, special charges and an inventory charge related to the 2020 COVID-19 restructuring plan, as discussed in the Special Charges section on page 22. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.  Operating expenses for the Manufacturing segments include cost of sales, selling and administrative expense and other non-service components of net periodic benefit cost/(credit), and exclude certain corporate expenses and special charges.

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

Textron Aviation

	Three Months Ended			Six Months Ended
	July 4,	June 29,	%	July 4,	June 29,	%
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Revenues:
Aircraft	$478	$733	(35)%	$993	$1,499	(34)%
Aftermarket parts and services	269	390	(31)%	626	758	(17)%
Total revenues	747	1,123	(33)%	1,619	2,257	(28)%
Operating expenses	813	1,018	(20)%	1,682	2,046	(18)%
Segment profit (loss)	(66)	105	(163)%	(63)	211	(130)%
Profit margin	(8.8)%	9.4%		(3.9)%	9.3%

Textron Aviation Revenues and Operating Expenses

The following factors contributed to the change in Textron Aviation’s revenues for the periods:

	Q2 2020	YTD 2020
	versus	versus
(In millions)	Q2 2019	YTD 2019
Volume and mix	$(373)	$(633)
Pricing	(3)	(5)
Total change	$(376)	$(638)

Textron Aviation’s revenues decreased $376 million, 33%, in the second quarter of 2020, compared with the second quarter of 2019, largely due to lower Citation jet volume of $178 million, reflecting a decline in demand related to the pandemic and delays in the acceptance of aircraft related to COVID-19 travel restrictions, and lower aftermarket volume of $120 million, reflecting lower aircraft utilization resulting from the pandemic. We delivered 23 Citation jets and 15 commercial turboprops in the second quarter of 2020, compared with 46 Citation jets and 34 commercial turboprops in the second quarter of 2019.

Textron Aviation’s revenues decreased $638 million, 28%, in the first half of 2020, compared with the first half of 2019, largely due to lower Citation jet volume of $332 million and lower commercial turboprop volume of $147 million, reflecting a decline in demand related to the pandemic and delays in the acceptance of aircraft related to COVID-19 travel restrictions, and from lower aftermarket volume of $132 million, reflecting lower aircraft utilization resulting from the pandemic. We delivered 46 Citation jets and 31 commercial turboprops in the first half of 2020, compared with 90 Citation jets and 78 commercial turboprops in the first half of 2019.

Textron Aviation’s operating expenses decreased $205 million, 20%, and $364 million, 18% in the second quarter and first half of 2020, respectively, compared with the corresponding periods of 2019, largely due to lower volume and mix described above.  The decreases in operating expenses were partially offset by idle facility costs of $53 million and $65 million recognized in the second quarter and first half of 2020, respectively, reflecting unfavorable absorption of manufacturing costs attributable to abnormally low production levels resulting from the pandemic and temporary manufacturing facility closures. We expect to continue to experience abnormally low production levels through the remainder of the year resulting in additional idle facility costs that will be expensed as incurred.

Textron Aviation Segment Profit

The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

	Q2 2020	YTD 2020
	versus	versus
(In millions)	Q2 2019	YTD 2019
Volume and mix	$(133)	$(205)
Performance	(27)	(50)
Inflation and pricing	(11)	(19)
Total change	$(171)	$(274)

Segment profit at Textron Aviation decreased $171 million and $274 million in the second quarter and first half of 2020, respectively, compared with the corresponding periods of 2019, primarily due to the impact from lower volume and mix described above and an unfavorable impact from performance of $27 million and $50 million, respectively. Performance for the second quarter and first half of 2020, compared to the corresponding periods, included $53 million and $65 million of idle facility costs, respectively, described above, partially offset by a favorable impact from cost reduction activities including employee furloughs and other actions.

Bell

	Three Months Ended			Six Months Ended
	July 4,	June 29,		July 4,	June 29,
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Revenues:
Military aircraft and support programs	$602	$482	25%	$1,222	$990	23%
Commercial helicopters, parts and services	220	289	(24)%	423	520	(19)%
Total revenues	822	771	7%	1,645	1,510	9%
Operating expenses	704	668	5%	1,412	1,303	8%
Segment profit	118	103	15%	233	207	13%
Profit margin	14.4%	13.4%		14.2%	13.7%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production and support stage and represent a significant portion of Bell’s revenues from the U.S. Government.

Bell Revenues and Operating Expenses

The following factors contributed to the change in Bell’s revenues for the periods:

	Q2 2020	YTD 2020
	versus	versus
(In millions)	Q2 2019	YTD 2019
Volume and mix	$47	$127
Other	4	8
Total change	$51	$135

Bell’s revenues increased $51 million, 7%, in the second quarter of 2020, compared with the second quarter of 2019, as higher military revenues of $120 million were partially offset by lower commercial revenues. We delivered 27 commercial helicopters in the second quarter of 2020, compared with 53 commercial helicopters in the second quarter of 2019.

Bell’s revenues increased $135 million, 9%, in the first half of 2020, compared with the first half of 2019, as higher military revenues of $232 million were partially offset by lower commercial revenues. We delivered 42 commercial helicopters in the first half of 2020, compared with 83 commercial helicopters in the first half of 2019.

Bell’s operating expenses increased $36 million, 5%, and $109 million, 8% in the second quarter and first half of 2020, respectively, compared with the corresponding periods of 2019, primarily due to higher net volume and mix described above.

Bell Segment Profit

The following factors contributed to the change in Bell’s segment profit for the periods:

	Q2 2020	YTD 2020
	versus	versus
(In millions)	Q2 2019	YTD 2019
Volume and mix	$22	$41
Performance and other	(7)	(15)
Total change	$15	$26

Bell’s segment profit increased $15 million, 15%, and $26 million, 13%, in the second quarter and first half of 2020, compared with the corresponding periods of 2019, primarily due to the impact of higher volume and mix described above, partially offset by an unfavorable impact from performance and other of $7 million and $15 million, respectively. Performance and other in the first half of 2020, compared with the first half of 2019, included $31 million in lower net favorable program adjustments, largely offset by lower research and development costs.

Textron Systems

	Three Months Ended			Six Months Ended
	July 4,	June 29,	%	July 4,	June 29,	%
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Revenues	$326	$308	6%	$654	$615	6%
Operating expenses	289	259	12%	591	538	10%
Segment profit	37	49	(24)%	63	77	(18)%
Profit margin	11.3%	15.9%		9.6%	12.5%

Textron Systems Revenues and Operating Expenses

The following factors contributed to the change in Textron Systems’ revenues for the periods:

	Q2 2020	YTD 2020
	versus	versus
(In millions)	Q2 2019	YTD 2019
Volume	$17	$37
Other	1	2
Total change	$18	$39

Revenues at Textron Systems increased $18 million, 6%, and $39 million, 6%, in the second quarter and first half of 2020, respectively, compared with the corresponding periods of 2019, primarily due to higher volume of $34 million and $48 million, respectively,  in the Unmanned Systems product line, partially offset by lower volume of $17 million and $17 million, respectively, in the Marine and Land Systems product line.

Textron Systems’ operating expenses increased $30 million, 12%, and $53 million, 10%, in the second quarter and first half of 2020, respectively, compared with the corresponding periods of 2019, primarily due to higher net volume described above and the impact of an $18 million gain recognized in the second quarter of 2019 related to our contribution of assets to a training business formed with FlightSaftey International, Inc.

Textron Systems Segment Profit

The following factors contributed to the change in Textron Systems’ segment profit for the periods:

	Q2 2020	YTD 2020
	versus	versus
(In millions)	Q2 2019	YTD 2019
Performance and other	$(18)	$(31)
Volume and mix	6	17
Total change	$(12)	$(14)

Textron Systems’ segment profit decreased $12 million, 24%, and $14 million, 18%, in the second quarter and first half of 2020, respectively, compared with the corresponding periods of 2019, primarily due to an unfavorable impact from performance and other of $18 million and $31 million, respectively, which included the impact from a gain of $18 million recognized in the second quarter of 2019, partially offset by higher volume and mix described above.  Performance and other for the first half of 2020, compared with the first half of 2019, also included unfavorable performance in the TRU business.

Industrial

	Three Months Ended			Six Months Ended
	July 4,	June 29,	%	July 4,	June 29,	%
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Revenues:
Fuel systems and functional components	$271	$592	(54)%	$736	$1,186	(38)%
Specialized vehicles	291	417	(30)%	566	735	(23)%
Total revenues	562	1,009	(44)%	1,302	1,921	(32)%
Operating expenses	573	933	(39)%	1,304	1,795	(27)%
Segment profit (loss)	(11)	76	(114)%	(2)	126	(102)%
Profit margin	(2.0)%	7.5%		(0.2)%	6.6%

Industrial Revenues and Operating Expenses

The following factors contributed to the change in Industrial’s revenues for the periods:

	Q2 2020	YTD 2020
	versus	versus
(In millions)	Q2 2019	YTD 2019
Volume and mix	$(445)	$(609)
Foreign exchange	(5)	(14)
Other	3	4
Total change	$(447)	$(619)

Industrial segment revenues decreased $447 million, 44%, and $619 million, 32% in the second quarter and first half of 2020, compared with the corresponding periods of 2019, largely due to lower volume and mix, primarily in the Fuel Systems and Functional Components product line related to manufacturing facility closures in the first half of 2020 as a result of the pandemic. As our OEM customers reopened and resumed production, all of our manufacturing facilities had reopened by the end of the second quarter. Lower volume and mix in the Specialized Vehicles product line was primarily related to reduced demand and temporary manufacturing facility closures as the consumer and commercial markets in which it operates have been impacted by the pandemic.

Operating expenses for the Industrial segment decreased $360 million, 39%, and $491 million, 27%, in the second quarter and first half of 2020, respectively, compared with the corresponding periods of 2019, primarily due to lower volume and mix described above.

Industrial Segment Profit

The following factors contributed to the change in Industrial’s segment profit for the periods:

	Q2 2020	YTD 2020
	versus	versus
(In millions)	Q2 2019	YTD 2019
Volume and mix	$(118)	$(163)
Performance	28	29
Pricing and inflation	3	6
Total change	$(87)	$(128)

Segment profit for the Industrial segment decreased $87 million and $128 million, in the second quarter and first half of 2020, respectively, compared with the corresponding periods of 2019, largely resulting from lower volume and mix described above.  Performance for the second quarter and first half of 2020, compared to the corresponding periods of 2019, included the impact of cost reduction activities, partially offset by idle facility costs of $8 million and $21 million recognized in the second quarter and first half of 2020, respectively, reflecting unfavorable absorption of manufacturing costs attributable to abnormally low production levels resulting from the pandemic and temporary manufacturing facility closures.

Finance

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
(In millions)	2020	2019	2020	2019
Revenues	$15	$16	$29	$33
Segment profit	4	6	7	12

Finance segment revenues decreased $1 million and $4 million in the second quarter and first half of 2020, respectively, compared with the corresponding periods of 2019, and segment profit decreased $2 million and $5 million, respectively. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

	July 4,	January 4,
(Dollars in millions)	2020	2020
Finance receivables	$719	$707
Allowance for credit losses	28	25
Ratio of allowance for credit losses to finance receivables	3.89%	3.54%
Nonaccrual finance receivables	53	39
Ratio of nonaccrual finance receivables to finance receivables	7.37%	5.52%
60+ days contractual delinquency	$60	$17
60+ days contractual delinquency as a percentage of finance receivables	8.34%	2.40%

The Finance segment has provided temporary payment relief through loan modifications at the request of certain customers and  continues to work with other customers to provide temporary payment relief.  If the current economic conditions continue to persist or worsen, we may experience increased customer delinquencies, however, we believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts. Loan modifications and key portfolio quality indicators are discussed in Note 3 to the consolidated financial statements.

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

Key information that is utilized in assessing our liquidity is summarized below:

	July 4,	January 4,
(Dollars in millions)	2020	2020
Manufacturing group
Cash and equivalents	$2,176	$1,181
Debt	4,062	3,124
Shareholders’ equity	5,527	5,518
Capital (debt plus shareholders’ equity)	9,589	8,642
Net debt (net of cash and equivalents) to capital	25%	26%
Debt to capital	42%	36%
Finance group
Cash and equivalents	$170	$176
Debt	670	686

As discussed in the Recent Developments section on page 20, the COVID-19 pandemic has led to volatility in the capital markets and uncertainty in the economic outlook, in addition to various degrees of disruption in our operations due to the unprecedented conditions surrounding the pandemic. In light of these conditions, we have strengthened our cash position by increasing our borrowings as discussed below and have suspended share repurchases. During the second quarter, we continued certain measures taken in the first quarter to reduce costs and conserve cash, including employee furloughs at many of our commercial businesses, reducing capital expenditures and delaying certain research and development projects. In addition, we initiated a restructuring plan to further reduce costs and preserve cash.  While we expect the impacts of COVID-19 to continue to have an adverse effect on our business, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may impact our consolidated financial position, results of operations and cash flows in 2020 and beyond. We believe that we will have sufficient cash to meet our needs based on our existing cash balances, the cash we expect to generate from our manufacturing operations and the availability of our existing credit facility.

Credit Facilities and Other Sources of Capital

Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At July 4, 2020 and January 4, 2020, there were no amounts borrowed against the facility.

On April 1, 2020, we entered into a 364-Day Term Loan Credit Agreement in an aggregate principal amount of $500 million and borrowed the full principal amount available under the agreement. At our current credit ratings, the borrowings accrue interest at a rate equal to the London interbank offered rate, subject to a floor of 0.75%, plus 2.0%, which is an annual interest rate of 2.75% at July 4, 2020. We can pre-pay any amount of the principal balance during the term of the loan; however, we cannot borrow additional principal amounts. The Term Loan Credit Agreement restricts us from incurring additional indebtedness, subject to various exceptions, one of which allows us to borrow under our $1.0 billion revolving credit facility. While this loan is outstanding, we have agreed not to repurchase any of our common stock. The principal amount outstanding, plus accrued and unpaid interest and fees, is due on March 31, 2021.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. On March 17, 2020, we issued $650 million of  SEC-registered fixed-rate notes due June 2030 with an annual interest rate of 3.00%.

To further enhance our liquidity, in the first quarter of 2020, we borrowed $377 million against the cash surrender value of our corporate-owned life insurance policies, representing the maximum amount available to be borrowed against these policies. At July 4, 2020, there was $362 million of outstanding borrowings against these insurance policies.

Manufacturing Group Cash Flows

Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
	July 4,	June 29,
(In millions)	2020	2019
Operating activities	$(148)	$(33)
Investing activities	(85)	(127)
Financing activities	1,238	(55)

In the first half of 2020, the net cash outflow from operating activities was $148 million, compared with $33 million in the first half of 2019. The increase in net cash outflow of $115 million between the periods primarily reflected lower earnings and a $532 million period over period increase in cash used to settle accounts payable, principally at the Textron Aviation segment. These changes were partially offset by a $288 million reduction in cash used for inventories, primarily at the Textron Aviation segment, higher customer advances/deposits of $227 million, largely at the Bell segment, and a $121 million increase in cash received from accounts receivable.

Cash flows used in investing activities primarily included capital expenditures of $96 million and $135 million in the first half of 2020 and 2019, respectively.  In the first half of 2020, cash flows provided by financing activities included net proceeds of $642 million from the issuance of long-term debt and $498 million from borrowings under the 364-Day Term Loan Credit Agreement discussed above. In addition, we received $377 million in proceeds from borrowings against corporate-owned life insurance policies. These cash inflows were partially offset by the repayment of $194 million of outstanding debt and $54 million of cash paid to repurchase an aggregate of 1.3 million shares of our common stock under both a prior 2018 share repurchase plan and a recent repurchase plan as described below.  In the first half of 2019, cash flows used in financing activities primarily included $361 million of cash paid to repurchase an aggregate of 7.0 million shares of our outstanding common stock, partially offset by $297 million of net proceeds from the issuance of long-term debt.

On February 25, 2020, our Board of Directors authorized the repurchase of up to 25 million shares of our common stock. This new plan allows us to opportunistically repurchase shares and to continue our practice of repurchasing shares to offset the impact of dilution from shares issued under compensation and benefit plans. The 2020 plan replaces the prior 2018 share repurchase authorization. We have suspended share repurchases while our 364-Day Term Loan Credit Agreement remains outstanding.

Finance Group Cash Flows

Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
	July 4,	June 29,
(In millions)	2020	2019
Operating activities	$10	$15
Investing activities	7	31
Financing activities	(23)	(84)

The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $65 million and $91 million in the first half of 2020 and 2019, respectively, partially offset by finance receivable originations of $59 million and $90 million, respectively.  In the first half of 2020 and 2019, financing activities included payments on long-term and nonrecourse debt of $35 million $34 million, respectively.  Financing activities in the first half of 2019 also included a dividend payment of $50 million to the Manufacturing group.

Consolidated Cash Flows

The consolidated cash flows, after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
	July 4,	June 29,
(In millions)	2020	2019
Operating activities	$(152)	$(60)
Investing activities	(64)	(104)
Financing activities	1,215	(89)

In the first half of 2020, the net cash outflow from Consolidated operating activities was $152 million, compared with $60 million in the first half of 2019. The increase in net cash outflow of $92 million between the periods primarily reflected lower earnings and a $532 million period over period increase in cash used to settle accounts payable, principally at the Textron Aviation segment. These changes were partially offset by a $261 million reduction in cash used for inventories, primarily at the Textron Aviation segment, higher customer advances/deposits of $227 million, largely at the Bell segment, and a $121 million increase in cash received from accounts receivable.

Cash flows used in investing activities primarily included capital expenditures of $96 million and $135 million in the first half of 2020 and 2019, respectively, partially offset by collections on finance receivables totaling $20 million for both periods.

Cash flows provided by financing activities in the first half of 2020 primarily included net proceeds of $642 million from the issuance of long-term debt and $498 million from borrowings under the 364-Day Term Loan Credit Agreement discussed above. In addition, we received $377 million in proceeds from borrowings against corporate-owned life insurance policies. These cash inflows were partially offset by the repayment of $229 million of outstanding debt and $54 million of cash paid to repurchase shares of our outstanding common stock. In the first half of 2019, cash flows used in financing activities primarily included $361 million of cash paid to repurchase shares of our outstanding common stock, partially offset by $297 million of proceeds from the issuance of long-term debt.

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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
	July 4,	June 29,
(In millions)	2020	2019
Reclassification adjustments from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(59)	$(90)
Cash received from customers	45	71
Other	—	27
Total reclassification adjustments from investing activities	(14)	8
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	—	(50)
Total reclassification adjustments to cash flows from operating activities	$(14)	$(42)

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

Goodwill

In March of 2020, we observed a significant decline in the market valuation of our common shares as the overall stock market declined related to the COVID-19 pandemic. The global pandemic has led to worldwide facility closures, workforce disruptions, supply chain destabilizations, reduced demand for many products and services, volatility in the capital markets and uncertainty in the economic outlook. Despite the significant excess fair value identified in our 2019 impairment assessment, we determined that these factors could indicate that an impairment loss may have occurred. While short-term disruptions may not indicate an impairment, the effects of a prolonged suspension of activities may cause goodwill, intangible and other asset impairments. Accordingly, in the first quarter of 2020, we reviewed our reporting units to determine whether the impacts caused by the pandemic triggered an interim impairment test and identified indicators at three of our reporting units, Textron Aviation, Kautex and Textron Specialized Vehicles. See Note 14 to the consolidated financial statements for a discussion of our review of indefinite-lived intangible assets, which resulted in the impairment of trade names during the first quarter of 2020 related to discrete product lines due to the impact of the pandemic.

For the Textron Aviation and Kautex reporting units, considering the impact of the pandemic on the industries in which they operate and our expectation that it will likely take the economy a period of time to recover, we performed an interim impairment test in the first quarter of 2020. Based on this test, we determined that the fair value of these reporting units continues to exceed the carrying amount and no impairment is required. No impairment indicators were identified during the second quarter of 2020.

For the Textron Specialized Vehicles reporting unit, the consumer and commercial markets in which it operates have been significantly impacted. During the first quarter of 2020, many of the dealers and retail stores that sell its products were closed throughout the U.S. and globally, and there was uncertainty as to when they will reopen.  In addition, the severity of the economic impact caused by the pandemic has resulted in a substantial increase in unemployment levels with projections of a severe global recession impacting demand for products produced by this reporting unit.  Textron Specialized Vehicles also serves the airline industry, which has been significantly impacted by the travel restrictions caused by the pandemic.  We calculated the fair value of Textron Specialized Vehicles using discounted cash flows, assuming a reduction in revenues and profit for the remainder of 2020 and into the next few years and calculated the discount rate based on current market data which resulted in an increase of 60 basis points as compared to the prior year analysis. Based on this analysis, we determined that the fair value of Textron Specialized Vehicles exceeded its carrying amount by 15% and no impairment was required.  To assess the sensitivity of this estimate to a change in the discount rate, we increased the rate by an additional 50 basis points and the fair value estimate exceeded the carrying amount by 8%.  While there was no indicator of impairment in the second quarter based on our review of the above assumptions compared to actual results and the updated forecast, depending on the timing and continued impact of the pandemic on this unit, it is reasonably possible that it may require another interim impairment test during 2020 that may result in an impairment charge. At the end of the second quarter of 2020, Textron Specialized Vehicles had $363 million in goodwill.

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

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
(In millions)	2020	2019	2020	2019
Gross favorable	$46	$46	$73	$99
Gross unfavorable	(29)	(19)	(54)	(41)
Net adjustments	$17	$27	$19	$58

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the fiscal quarter ended July 4, 2020. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2019 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 4, 2020. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of July 4, 2020.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 4, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 22, 2019, a purported shareholder class action lawsuit was filed in the United States District Court in the Southern District of New York against Textron, its Chairman and Chief Executive Officer and its Chief Financial Officer. The suit, filed by Building Trades Pension Fund of Western Pennsylvania, alleges that the defendants violated the federal securities laws by making materially false and misleading statements and concealing material adverse facts related to the Arctic Cat acquisition and integration. The complaint seeks unspecified compensatory damages. On November 12, 2019, the Court appointed IWA Forest Industry Pension Fund ("IWA") as the sole lead plaintiff in the case. On December 24, 2019, IWA filed an Amended Complaint in the now entitled In re Textron Inc. Securities Litigation.  On February 14, 2020, IWA filed a Second Amended Complaint, and on March 6, 2020, Textron filed a motion to dismiss the Second Amended Complaint. On July 20, 2020, the Court granted Textron’s motion to dismiss and closed the case.

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

As described under Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, our businesses have experienced and continue to experience various degrees of disruption and reduced demand for our products due to the unprecedented conditions surrounding the COVID-19 pandemic. The effects of COVID-19 have included and could continue to include disruption  of the operation or temporary closure of certain of our facilities or the facilities of our customers, suppliers or business partners as well as other disruptions in our supply chains. Challenges resulting from the pandemic have impacted, and may continue to impact, the ability of many of our employees to work effectively, including because of illness, quarantines, facility closures, changes in manufacturing processes to accommodate social distancing guidelines, remote working arrangements, or other government-imposed operating restrictions. We have experienced and may continue to experience increased costs as a result of these business and production disruptions. Likewise, we have incurred and may continue to incur additional expenses related to implementing processes and procedures to comply with required operating restrictions and to enhance the safety of our facilities to protect the health of our employees.

Our commercial businesses have been and may continue to be adversely impacted due to a general slowdown in demand for our general aviation products and services, recreational and other specialized vehicles and automotive products. We have experienced a decline in orders for our aviation products and services, and we have also experienced lower deliveries of commercial helicopters and fixed-wing aircraft because of travel restrictions imposed in response to the pandemic. Economic and other impacts from the pandemic may also result in future weak demand for our aviation and commercial helicopter products and services, the delay or cancellation of existing orders by our customers and lower flight hours, and consequently, lower demand for parts and maintenance. In addition, new regulations by U.S. or foreign governments and government agencies addressed to the aviation or travel industry could impose additional regulatory, aircraft security, travel restrictions or other requirements or restrictions related to the pandemic that could adversely impact demand for aircraft and rotorcraft or significantly reduce hours flown.  As a result, our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable, negatively impacting our profitability, and may continue even after the business environment has improved.

It is possible that the continued spread of COVID-19 and actions taken by various governmental authorities and other third parties in response to the outbreak could also further cause disruption in our supply chain or in the operations of our business partners, impacting their ability to perform their obligations, which could impact our ability to perform our contractual obligations; cause delay by, or limit the ability of, the U.S. Government and other customers to perform, including in making timely payments to us; and cause other unpredictable events. Limitations on government operations could impact regulatory approvals such as export licenses that are needed for international sales and deliveries. In addition, there may be changes in our U.S. and foreign government customers’ priorities as they confront competing budget priorities and more limited resources. These changes may impact current and future programs, government payments and other practices, procurements and funding decisions.

The outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries. The resulting economic downturn, the severity and length of which cannot be predicted, may cause continued reduced demand for our products, delays or cancellations of customer orders, the inability of customers to obtain financing to purchase our products, bankruptcies of our suppliers, customers or other business partners, adverse impact to investment performance of our pension plans and continued volatility in the global capital markets adversely impacting our access to capital. The extent to which the pandemic could impact our business, results of operations, financial condition and liquidity is highly uncertain and also will depend on future developments, most of which are outside our control. Such developments may include the geographic spread and duration of the virus, the severity of the disease, the development of treatments or vaccines, and the effects of actions that have been or may be taken by various governmental authorities and other third parties in response to the outbreak.

If our Finance segment has difficulty collecting on its finance receivables, our financial performance could be adversely affected.

The financial performance of our Finance segment depends on the quality of loans, leases and other assets in its portfolio. Portfolio quality can be adversely affected by several factors, including finance receivable underwriting procedures, collateral value, geographic or industry concentrations, and the effect of general economic conditions such as the recent deterioration of the economy due to the impact from the COVID-19 pandemic. The pandemic has resulted in disruptions in the ability of many of our customers to conduct business effectively because of illness, quarantines, government shut-down orders, facility closures, reduced customer demand or other restrictions. As a result, our Finance segment has modified a significant number of the loans in its portfolio and is continuing to work with other customers on modifications in order to provide temporary payment relief which will delay our ultimate recovery on these assets. In addition, a substantial number of the originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S. Cross-border transactions present additional challenges and risks in realizing upon collateral in the event of borrower default, which can result in difficulty or delay in collecting on the related finance receivables. Should current economic conditions persist or worsen, our Finance segment may have difficulty successfully collecting on its finance receivable portfolio, and as a result our cash flow, results of operations and financial condition could be adversely affected.

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

101

The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 31, 2020	/s/ Mark S. Bamford
Mark S. Bamford
Vice President and Corporate Controller
(principal accounting officer)