Form 10-Q
period 2020-10-03
TEXTRON INC
filed 2020-10-29
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 16, 2020, there were 228,874,931 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended October 3, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Revenues
Manufacturing revenues	$2,722	$3,245	$7,942	$9,548
Finance revenues	13	14	42	47
Total revenues	2,735	3,259	7,984	9,595
Costs, expenses and other
Cost of sales	2,332	2,747	6,970	7,965
Selling and administrative expense	258	255	760	854
Interest expense	43	44	125	129
Special charges	7	—	124	—
Non-service components of pension and post-retirement income, net	(21)	(28)	(62)	(85)
Total costs, expenses and other	2,619	3,018	7,917	8,863
Income before income taxes	116	241	67	732
Income tax expense (benefit)	1	21	(6)	116
Net income	$115	$220	$73	$616
Earnings per share
Basic	$0.50	$0.96	$0.32	$2.65
Diluted	$0.50	$0.95	$0.32	$2.64
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net income	$115	$220	$73	$616
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	37	20	110	61
Foreign currency translation adjustments	35	(34)	25	(30)
Deferred gains (losses) on hedge contracts, net of reclassifications	2	—	(5)	2
Other comprehensive income (loss)	74	(14)	130	33
Comprehensive income	$189	$206	$203	$649
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	October 3, 2020	January 4, 2020
Assets
Manufacturing group
Cash and equivalents	$2,518	$1,181
Accounts receivable, net	872	921
Inventories	4,252	4,069
Other current assets	825	894
Total current assets	8,467	7,065
Property, plant and equipment, less accumulated depreciation and amortization of $4,613 and $4,405, respectively	2,438	2,527
Goodwill	2,159	2,150
Other assets	1,863	2,312
Total Manufacturing group assets	14,927	14,054
Finance group
Cash and equivalents	152	176
Finance receivables, net	693	682
Other assets	89	106
Total Finance group assets	934	964
Total assets	$15,861	$15,018
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Short-term debt and current portion of long-term debt	$859	$561
Accounts payable	1,121	1,378
Other current liabilities	2,011	1,907
Total current liabilities	3,991	3,846
Other liabilities	2,159	2,288
Long-term debt	3,199	2,563
Total Manufacturing group liabilities	9,349	8,697
Finance group
Other liabilities	105	117
Debt	666	686
Total Finance group liabilities	771	803
Total liabilities	10,120	9,500
Shareholders’ equity
Common stock	29	29
Capital surplus	1,762	1,674
Treasury stock	(74)	(20)
Retained earnings	5,741	5,682
Accumulated other comprehensive loss	(1,717)	(1,847)
Total shareholders’ equity	5,741	5,518
Total liabilities and shareholders’ equity	$15,861	$15,018
Common shares outstanding (in thousands)	228,790	227,956
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended October 3, 2020 and September 28, 2019, respectively

	Consolidated
(In millions)	2020	2019
Cash flows from operating activities
Net income	$73	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	283	302
Deferred income taxes	(31)	85
Asset impairments and TRU inventory charge	111	—
Other, net	81	61
Changes in assets and liabilities:
Accounts receivable, net	59	(7)
Inventories	(258)	(652)
Other assets	114	27
Accounts payable	(267)	134
Other liabilities	60	(251)
Income taxes, net	(4)	(70)
Pension, net	(11)	(44)
Captive finance receivables, net	(25)	22
Other operating activities, net	15	2
Net cash provided by operating activities of continuing operations	200	225
Net cash used in operating activities of discontinued operations	(1)	(2)
Net cash provided by operating activities	199	223
Cash flows from investing activities
Capital expenditures	(151)	(216)
Proceeds from an insurance recovery and sale of property, plant and equipment	25	6
Net proceeds from corporate-owned life insurance policies	21	4
Net cash used in acquisitions	(11)	—
Finance receivables repaid	21	20
Other investing activities, net	3	3
Net cash used in investing activities	(92)	(183)
Cash flows from financing activities
Increase (decrease) in short-term debt	(2)	118
Net proceeds from long-term debt	1,137	297
Proceeds from borrowings against corporate-owned life insurance policies	377	—
Payment on borrowings against corporate-owned life insurance policies	(15)	—
Principal payments on long-term debt and nonrecourse debt	(235)	(42)
Purchases of Textron common stock	(54)	(470)
Dividends paid	(14)	(9)
Other financing activities, net	14	18
Net cash provided by (used in) financing activities	1,208	(88)
Effect of exchange rate changes on cash and equivalents	(2)	(6)
Net increase (decrease) in cash and equivalents	1,313	(54)
Cash and equivalents at beginning of period	1,357	1,107
Cash and equivalents at end of period	$2,670	$1,053
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended October 3, 2020 and September 28, 2019, respectively

	Manufacturing Group		Finance Group
(In millions)	2020	2019	2020	2019
Cash flows from operating activities
Net income	$67	$603	$6	$13
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	279	297	4	5
Deferred income taxes	(30)	86	(1)	(1)
Asset impairments and TRU inventory charge	111	—	—	—
Other, net	74	60	7	1
Changes in assets and liabilities:
Accounts receivable, net	59	(7)	—	—
Inventories	(258)	(679)	—	—
Other assets	114	28	—	(1)
Accounts payable	(267)	134	—	—
Other liabilities	66	(250)	(6)	(1)
Income taxes, net	1	(75)	(5)	5
Pension, net	(11)	(44)	—	—
Dividends received from Finance group	—	50	—	—
Other operating activities, net	15	2	—	—
Net cash provided by operating activities of continuing operations	220	205	5	21
Net cash used in operating activities of discontinued operations	(1)	(2)	—	—
Net cash provided by operating activities	219	203	5	21
Cash flows from investing activities
Capital expenditures	(151)	(216)	—	—
Proceeds from an insurance recovery and sale of property, plant and equipment	25	6	—	—
Net proceeds from corporate-owned life insurance policies	21	4	—	—
Net cash used in acquisitions	(11)	—	—	—
Finance receivables repaid	—	—	90	149
Finance receivables originated	—	—	(94)	(107)
Other investing activities, net	—	—	3	30
Net cash provided by (used in) investing activities	(116)	(206)	(1)	72
Cash flows from financing activities
Increase (decrease) in short-term debt	(2)	118	—	—
Net proceeds from long-term debt	1,137	297	—	—
Proceeds from borrowings against corporate-owned life insurance policies	377	—	—	—
Payment on borrowings against corporate-owned life insurance policies	(15)	—	—	—
Principal payments on long-term debt and nonrecourse debt	(195)	(1)	(40)	(41)
Purchases of Textron common stock	(54)	(470)	—	—
Dividends paid	(14)	(9)	—	(50)
Other financing activities, net	2	18	12	—
Net cash provided by (used in) financing activities	1,236	(47)	(28)	(91)
Effect of exchange rate changes on cash and equivalents	(2)	(6)	—	—
Net increase (decrease) in cash and equivalents	1,337	(56)	(24)	2
Cash and equivalents at beginning of period	1,181	987	176	120
Cash and equivalents at end of period	$2,518	$931	$152	$122
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
In the third quarter of 2020 and 2019, our cumulative catch-up adjustments increased revenues and segment profit by $22 million and $21 million, respectively, and increased net income by $17 million and $16 million, respectively ($0.07 per diluted share for both periods). In the third quarter of 2020 and 2019, gross favorable adjustments totaled $31 million and $41 million, respectively, and the gross unfavorable adjustments totaled $9 million and $20 million, respectively.
In the first nine months of 2020 and 2019, our cumulative catch-up adjustments increased revenue and segment profit by $41 million and $79 million, respectively, and increased net income by $31 million and $60 million, respectively ($0.14 and $0.26 per diluted share, respectively). In the first nine months of 2020 and 2019, gross favorable adjustments totaled $104 million and $140 million, respectively, and the gross unfavorable adjustments totaled $63 million and $61 million, respectively.

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

Note 3. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	October 3, 2020	January 4, 2020
Commercial	$761	$835
U.S. Government contracts	152	115
	913	950
Allowance for credit losses	(41)	(29)
Total accounts receivable, net	$872	$921

Finance Receivables
Finance receivables are presented in the following table:

(In millions)	October 3, 2020	January 4, 2020
Finance receivables	$725	$707
Allowance for credit losses	(32)	(25)
Total finance receivables, net	$693	$682

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
During the first nine months of 2020, we modified finance receivable contracts for 90 customers with an outstanding balance totaling $283 million at October 3, 2020. Of the modifications occurring during the first nine months of 2020, contracts for 25 customers, or $109 million of finance receivables, were categorized as troubled debt restructurings. Due to the nature of these restructurings, the financial effects were not significant. We had two customer defaults related to finance receivables previously modified as a troubled debt restructuring that had an insignificant outstanding balance. We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts.
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	October 3, 2020	January 4, 2020
Performing	$560	$664
Watchlist	107	4
Nonaccrual	58	39
Nonaccrual as a percentage of finance receivables	8.00%	5.52%
Current and less than 31 days past due	$683	$637
31-60 days past due	9	53
61-90 days past due	2	7
Over 90 days past due	31	10
60+ days contractual delinquency as a percentage of finance receivables	4.55%	2.40%

At October 3, 2020, 38% of our performing finance receivables were originated since the beginning of 2019 and 29% were originated from 2016 to 2018. For finance receivables categorized as watchlist, 15% were originated since the beginning of 2019 and 44% from 2016 to 2018. For accounts modified in the first nine months of 2020, the origination date prior to the modification was maintained based on the types of temporary payment relief provided.

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

(In millions)	October 3, 2020	January 4, 2020
Finance receivables evaluated collectively	$461	$564
Finance receivables evaluated individually	157	39
Allowance for credit losses based on collective evaluation	26	22
Allowance for credit losses based on individual evaluation	6	3
Impaired finance receivables with no related allowance for credit losses	$120	$22
Impaired finance receivables with related allowance for credit losses	37	17
Unpaid principal balance of impaired finance receivables	166	50
Allowance for credit losses on impaired loans	6	3
Average recorded investment of impaired finance receivables	116	40

Note 4. Inventories
Inventories are composed of the following:

(In millions)	October 3, 2020	January 4, 2020
Finished goods	$1,468	$1,557
Work in process	1,869	1,616
Raw materials and components	915	896
Total inventories	$4,252	$4,069

Note 5. Other Assets
Other assets includes the cash surrender value of corporate-owned life insurance policies, net of any borrowings against these policies. During the first quarter of 2020, we borrowed $377 million against the policies as we strengthened our cash position in light of disruptions in the capital markets caused by the COVID-19 pandemic. At October 3, 2020, there was $362 million of outstanding borrowings against the policies. Proceeds from these borrowings and subsequent payments have been classified as financing activities in the consolidated statement of cash flows. Interest expense incurred on borrowings against corporate-owned life insurance policies is recorded as an offset with policy income.

Note 6. Warranty Liability
Changes in our warranty liability are as follows:

	Nine Months Ended
(In millions)	October 3, 2020	September 28, 2019
Beginning of period	$141	$149
Provision	35	45
Settlements	(46)	(56)
Adjustments*	(13)	(3)
End of period	$117	$135
* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 7. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our finance leases at October 3, 2020 were not significant. Our operating leases have remaining lease terms up to 28 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $15 million and $16 million in the third quarter of 2020 and 2019, respectively, and $45 million and $48 million in the first nine months of 2020 and 2019, respectively. Cash paid for operating leases totaled $45 million and $48 million in the first nine months of 2020 and 2019, respectively, which is classified in cash flows from operating activities. Variable and short-term lease costs were not significant. Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	October 3, 2020	January 4, 2020
Other assets	$268	$277
Other current liabilities	45	48
Other liabilities	228	233
Weighted-average remaining lease term (in years)	10.0	10.2
Weighted-average discount rate	4.28%	4.42%

At October 3, 2020, maturities of our operating lease liabilities on an undiscounted basis totaled $18 million for 2020, $52 million for 2021, $44 million for 2022, $35 million for 2023, $28 million for 2024 and $165 million thereafter.

Note 8. Debt
Under our shelf registration statement, on August 5, 2020, we issued $500 million of SEC-registered fixed-rate notes due March 2031 with an annual interest rate of 2.45%. The net proceeds of the issuance totaled $496 million, after deducting underwriting discounts, commissions and offering expenses. In addition, on March 17, 2020, we issued $650 million of SEC-registered fixed-rate notes due June 2030, with an annual interest rate of 3.00% and net proceeds totaling $642 million.
On September 18, 2020, the Finance Group’s $150 million variable-rate loan due December 13, 2020 was amended. The maturity date of this loan was extended to September 18, 2021, with an option to extend for an additional year. The annual interest rate was modified from the London interbank offered rate (LIBOR) plus 1.125% to LIBOR plus 1.55%, which is an annual interest rate of 1.70% at October 3, 2020.
On April 1, 2020, we entered into a 364-Day Term Loan Credit Agreement in an aggregate principal amount of $500 million and borrowed the full principal amount available under the agreement. On August 10, 2020, we repaid the outstanding principal amount and the agreement was terminated.

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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.  At October 3, 2020 and January 4, 2020, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $301 million and $342 million, respectively. At October 3, 2020, the fair value amounts of our foreign currency exchange contracts were a $3 million asset and a $4 million liability. At January 4, 2020, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $2 million liability.
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

	October 3, 2020		January 4, 2020
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(4,042)	$(4,294)	$(3,097)	$(3,249)
Finance group
Finance receivables, excluding leases	501	522	493	527
Debt	(666)	(581)	(686)	(634)

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

Note 10. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

					Accumulated
					Other	Total
	Common	Capital	Treasury	Retained	Comprehensive	Shareholders'
(In millions)	Stock	Surplus	Stock	Earnings	Loss	Equity
Three months ended October 3, 2020
Beginning of period	$29	$1,732	$(74)	$5,631	$(1,791)	$5,527
Net income	—	—	—	115	—	115
Other comprehensive income	—	—	—	—	74	74
Share-based compensation activity	—	30	—	—	—	30
Dividends declared	—	—	—	(5)	—	(5)
End of period	$29	$1,762	$(74)	$5,741	$(1,717)	$5,741
Three months ended September 28, 2019
Beginning of period	$30	$1,717	$(490)	$5,794	$(1,715)	$5,336
Net income	—	—	—	220	—	220
Other comprehensive loss	—	—	—	—	(14)	(14)
Share-based compensation activity	—	24	—	—	—	24
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(109)	—	—	(109)
End of period	$30	$1,741	$(599)	$6,009	$(1,729)	$5,452
Nine months ended October 3, 2020
Beginning of period	$29	$1,674	$(20)	$5,682	$(1,847)	$5,518
Net income	—	—	—	73	—	73
Other comprehensive income	—	—	—	—	130	130
Share-based compensation activity	—	88	—	—	—	88
Dividends declared	—	—	—	(14)	—	(14)
Purchases of common stock	—	—	(54)	—	—	(54)
End of period	$29	$1,762	$(74)	$5,741	$(1,717)	$5,741
Nine months ended September 28, 2019
Beginning of period	$30	$1,646	$(129)	$5,407	$(1,762)	$5,192
Net income	—	—	—	616	—	616
Other comprehensive income	—	—	—	—	33	33
Share-based compensation activity	—	95	—	—	—	95
Dividends declared	—	—	—	(14)	—	(14)
Purchases of common stock	—	—	(470)	—	—	(470)
End of period	$30	$1,741	$(599)	$6,009	$(1,729)	$5,452

Dividends per share of common stock were $0.02 for both the third quarter of 2020 and 2019 and $0.06 for both the first nine months of 2020 and 2019.
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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Basic weighted-average shares outstanding	228,918	229,755	228,492	232,202
Dilutive effect of stock options	361	1,342	345	1,487
Diluted weighted-average shares outstanding	229,279	231,097	228,837	233,689

Stock options to purchase 7.5 million and 7.9 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the third quarter and first nine months of 2020, respectively, as their effect would have been anti-dilutive. Stock options to purchase 4.3 million and 3.1 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the third quarter and first nine months of 2019, respectively, as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive loss are presented below:

	Pension and	Foreign	Deferred	Accumulated
	Postretirement	Currency	Gains (Losses)	Other
	Benefits	Translation	on Hedge	Comprehensive
(In millions)	Adjustments	Adjustments	Contracts	Loss
Balance at January 4, 2020	$(1,811)	$(36)	$—	$(1,847)
Other comprehensive income before reclassifications	—	25	(2)	23
Reclassified from Accumulated other comprehensive loss	110	—	(3)	107
Balance at October 3, 2020	$(1,701)	$(11)	$(5)	$(1,717)
Balance at December 29, 2018	$(1,727)	$(32)	$(3)	$(1,762)
Other comprehensive loss before reclassifications	—	(30)	4	(26)
Reclassified from Accumulated other comprehensive loss	61	—	(2)	59
Balance at September 28, 2019	$(1,666)	$(62)	$(1)	$(1,729)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	October 3, 2020			September 28, 2019
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$46	$(11)	$35	$25	$(6)	$19
Amortization of prior service cost*	2	—	2	1	—	1
Pension and postretirement benefits adjustments, net	48	(11)	37	26	(6)	20
Deferred gains (losses) on hedge contracts:
Current deferrals	3	—	3	—	—	—
Reclassification adjustments	(2)	1	(1)	—	—	—
Deferred gains (losses) on hedge contracts, net	1	1	2	—	—	—
Foreign currency translation adjustments	35	—	35	(33)	(1)	(34)
Total	$84	$(10)	$74	$(7)	$(7)	$(14)
Nine Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$138	$(32)	$106	$74	$(17)	$57
Amortization of prior service cost*	5	(1)	4	5	(1)	4
Pension and postretirement benefits adjustments, net	143	(33)	110	79	(18)	61
Deferred gains (losses) on hedge contracts:
Current deferrals	(2)	—	(2)	6	(2)	4
Reclassification adjustments	(5)	2	(3)	(2)	—	(2)
Deferred gains (losses) on hedge contracts, net	(7)	2	(5)	4	(2)	2
Foreign currency translation adjustments	28	(3)	25	(29)	(1)	(30)
Total	$164	$(34)	$130	$54	$(21)	$33
*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost (credit). See Note 16 of our 2019 Annual Report on Form 10-K for additional information.

Note 11. Segment Information
We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions, special charges and an inventory charge related to the restructuring plan initiated in the second quarter of 2020, as discussed in Note 14. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.
Our revenues by segment, along with a reconciliation of Segment profit to Income before income taxes, are included in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Revenues
Textron Aviation	$795	$1,201	$2,414	$3,458
Bell	793	783	2,438	2,293
Textron Systems	302	311	956	926
Industrial	832	950	2,134	2,871
Finance	13	14	42	47
Total revenues	$2,735	$3,259	$7,984	$9,595
Segment Profit
Textron Aviation	$(29)	$104	$(92)	$315
Bell	119	110	352	317
Textron Systems	40	31	103	108
Industrial	58	47	56	173
Finance	1	5	8	17
Segment profit	189	297	427	930
Corporate expenses and other, net	(28)	(17)	(72)	(88)
Interest expense, net for Manufacturing group	(38)	(39)	(109)	(110)
Special charges	(7)	—	(124)	—
Inventory charge*	—	—	(55)	—
Income before income taxes	$116	$241	$67	$732
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

Note 12. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Aircraft	$486	$797	$1,479	$2,296
Aftermarket parts and services	309	404	935	1,162
Textron Aviation	795	1,201	2,414	3,458
Military aircraft and support programs	515	473	1,737	1,463
Commercial helicopters, parts and services	278	310	701	830
Bell	793	783	2,438	2,293
Unmanned systems	156	147	473	416
Marine and land systems	36	47	127	155
Simulation, training and other	110	117	356	355
Textron Systems	302	311	956	926
Fuel systems and functional components	497	521	1,233	1,707
Specialized vehicles	335	429	901	1,164
Industrial	832	950	2,134	2,871
Finance	13	14	42	47
Total revenues	$2,735	$3,259	$7,984	$9,595

Our revenues for our segments by customer type and geographic location are presented below:

	Textron		Textron
(In millions)	Aviation	Bell	Systems	Industrial	Finance	Total
Three months ended October 3, 2020
Customer type:
Commercial	$758	$273	$54	$830	$13	$1,928
U.S. Government	37	520	248	2	—	807
Total revenues	$795	$793	$302	$832	$13	$2,735
Geographic location:
United States	$562	$608	$263	$401	$7	$1,841
Europe	65	43	10	203	—	321
Asia and Australia	68	67	15	92	—	242
Other international	100	75	14	136	6	331
Total revenues	$795	$793	$302	$832	$13	$2,735
Three months ended September 28, 2019
Customer type:
Commercial	$1,153	$306	$73	$947	$14	$2,493
U.S. Government	48	477	238	3	—	766
Total revenues	$1,201	$783	$311	$950	$14	$3,259
Geographic location:
United States	$836	$583	$247	$454	$8	$2,128
Europe	154	41	11	236	1	443
Asia and Australia	80	68	37	93	—	278
Other international	131	91	16	167	5	410
Total revenues	$1,201	$783	$311	$950	$14	$3,259
Nine months ended October 3, 2020
Customer type:
Commercial	$2,322	$687	$182	$2,128	$42	$5,361
U.S. Government	92	1,751	774	6	—	2,623
Total revenues	$2,414	$2,438	$956	$2,134	$42	$7,984
Geographic location:
United States	1,677	1,979	825	1,017	21	5,519
Europe	219	88	33	558	1	899
Asia and Australia	241	183	50	221	1	696
Other international	277	188	48	338	19	870
Total revenues	$2,414	$2,438	$956	$2,134	$42	$7,984
Nine months ended September 28, 2019
Customer type:
Commercial	$3,322	$815	$230	$2,856	$47	$7,270
U.S. Government	136	1,478	696	15	—	2,325
Total revenues	$3,458	$2,293	$926	$2,871	$47	$9,595
Geographic location:
United States	$2,361	$1,732	$753	$1,309	$23	$6,178
Europe	501	108	51	838	2	1,500
Asia and Australia	168	229	66	254	3	720
Other international	428	224	56	470	19	1,197
Total revenues	$3,458	$2,293	$926	$2,871	$47	$9,595

Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At October 3, 2020, we had $9.4 billion in remaining performance obligations of which we expect to recognize revenues of approximately 65% through 2021, an additional 27% through 2023, and the balance thereafter.

Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At October 3, 2020 and January 4, 2020, contract assets totaled $546 million and $567 million, respectively, and contract liabilities totaled $965 million and $830 million, respectively, reflecting timing differences between revenue recognized, billings and payments from customers. During the third quarter and first nine months of 2020, we recognized revenues of $44 million and $396 million, respectively, that were included in the contract liability balance at January 4, 2020. We recognized revenues of $54 million and $511 million in the third quarter and first nine months of 2019, respectively, that were included in the contract liability balance at December 29, 2018.

Note 13. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Pension Benefits
Service cost	$27	$23	$79	$68
Interest cost	73	82	220	245
Expected return on plan assets	(144)	(139)	(431)	(417)
Amortization of net actuarial loss	47	26	139	76
Amortization of prior service cost	3	3	9	10
Net periodic benefit cost (credit)	$6	$(5)	$16	$(18)
Postretirement Benefits Other Than Pensions
Service cost	$—	$1	$2	$2
Interest cost	2	3	6	8
Amortization of net actuarial loss	(1)	(1)	(1)	(2)
Amortization of prior service credit	(1)	(2)	(4)	(5)
Net periodic benefit cost	$—	$1	$3	$3

Note 14. Special Charges
Special Charges
Special charges recorded in the third quarter and first nine months of 2020 by segment and type of cost are presented in the table below. There were no special charges recorded in the first nine months of 2019.

				Total 2020
		Contract		COVID-19
	Severance	Terminations	Asset	Restructuring	Other Asset
(In millions)	Costs	and Other	Impairments	Plan	Impairments	Total
Three months ended October 3, 2020
Industrial	$3	$—	$2	$5	$—	$5
Corporate	2	—	—	2	—	2
Total special charges	$5	$—	$2	$7	$—	$7
Nine months ended October 3, 2020
Textron Aviation	$27	—	$1	$28	$32	$60
Textron Systems	14	12	14	40	—	40
Industrial	11	—	2	13	7	20
Corporate	4	—	—	4	—	4
Total special charges	$56	$12	$17	$85	$39	$124

2020 COVID-19 Restructuring Plan
In the second quarter of 2020, we initiated a restructuring plan to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. As a result of ongoing evaluations, this plan has been expanded to include additional headcount reductions and facility consolidations in the Industrial segment beyond what was included in the plan as originally announced. We now expect to incur up to an additional $15 million in costs, and the total pre-tax cost of this plan is expected to be in the range of $125 million to $145 million, of which $85 million has been recorded since the inception of the plan. Under the restructuring plan, we expect to incur total severance costs in the range of $70 million to $80 million, contract termination and other costs in the range of $30 million to

$35 million, and asset impairment charges of $25 million to $30 million. Based on revisions to our original estimate, along with additional actions, we estimate a total reduction of 2,800 positions, representing 8% of our workforce. We expect the plan to be substantially completed in the first half of 2021.
The plan primarily impacts the TRU business within the Textron Systems segment, the Textron Aviation segment, and the Industrial segment. At TRU, there has been a substantial decline in demand and order cancellations for flight simulators in light of the expected long-term impact of the pandemic on the commercial air transportation business. Accordingly, we ceased manufacturing at TRU’s facility in Montreal, Canada, resulting in a production suspension of its commercial air transport simulators, along with workforce reductions, contract terminations, facility closures and asset impairments. As a result of current market conditions and the cessation of manufacturing at this facility, we incurred an inventory valuation charge of $55 million, which was recorded in Cost of Sales, to write-down TRU’s inventory to its net realizable value.
Other Asset Impairments
In the first quarter of 2020, we recognized special charges of $39 million of intangible asset impairment charges at the Textron Aviation and Industrial segments. Due to the impact of the COVID-19 pandemic, we experienced decreased demand for our products and services as our customers delayed or ceased orders due to the environment of economic uncertainty. In light of these conditions, Textron Aviation had temporarily shut down most aircraft production, including the King Air turboprop and Beechcraft piston product lines, and had instituted employee furloughs. Based on these events, we performed an interim impairment test of the indefinite-lived Beechcraft and King Air trade name intangible assets at April 4, 2020. Fair value of these assets was determined utilizing the relief of royalty method assuming an increase in the discount rate based on current market data to 9.7% and revised expectations of future revenues for the products and services associated with the tradenames. This analysis resulted in an impairment charge of $32 million. At October 3, 2020, these intangible assets totaled $169 million.  In the Industrial segment, we fully impaired the Arctic Cat trade name intangible asset within the Specialized Vehicles product line and recorded a $7 million impairment charge.
Restructuring Reserve
Restructuring reserve activity related to our 2020 and prior restructuring plans is summarized below:

		Contract
	Severance	Terminations
(In millions)	Costs	and Other	Total
Balance at January 4, 2020	$46	$19	$65
Provision for 2020 COVID-19 restructuring plan	56	12	68
Cash paid	(62)	(8)	(70)
Balance at October 3, 2020	$40	$23	$63

The majority of the remaining cash outlays of $63 million is expected to be paid in 2020. Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.

Note 15. Income Taxes
Our effective tax rate for the third quarter and first nine months of 2020 was 0.9% and (9.0)%, respectively, compared to the statutory rate of 21%, largely due to the favorable impact of research credits. In the first nine months of 2020, we incurred special charges and an inventory charge in a non-U.S. jurisdiction where tax benefits cannot be realized, which were partially offset by a $14 million benefit recognized upon the release of a valuation allowance in a non-U.S. jurisdiction. These items had a more significant impact on the effective tax rate due to the lower income before income taxes for the period.
For the third quarter and first nine months of 2019 our effective tax rate was 8.7% and 15.8%, respectively. In the third quarter and first nine months of 2019, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to $41 million and $53 million, respectively, in benefits recognized for additional research credits related to prior years.
On October 19, 2020, we entered into a closing agreement with a tax authority related to an audit settlement with respect to certain state income tax returns. As a result, we will recognize a reduction of unrecognized tax benefits that is expected to reduce our tax expense by approximately $40 million to $50 million in the fourth quarter of 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Through the first nine months of 2020, the global pandemic caused by the novel coronavirus, known as “COVID-19”, has led to worldwide facility closures, workforce disruptions, supply chain destabilizations, reduced demand for many products and services, volatility in the capital markets and uncertainty in the economic outlook. The effects of the pandemic and resulting global disruptions on our business and operations are discussed in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the period ended July 4, 2020. While certain of our commercial manufacturing facilities were temporarily closed during the first quarter through the latter part of the second quarter due to reduced demand for our products, substantially all manufacturing activities had resumed in the second quarter. In the third quarter, our commercial businesses have generally seen an increase in customer demand compared with the first half of 2020.

While we expect the impacts of COVID-19 to continue to have an adverse effect on our business, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may impact our consolidated financial position, results of operations and cash flows in the remainder of 2020 and beyond. There are many uncertainties regarding the pandemic, and we continue to closely monitor the impact of the pandemic on all aspects of our business, including how it is impacting our customers, employees, suppliers, vendors, business partners and distribution channels. See Item 1A. Risk Factors on page 34 for additional risks and uncertainties related to the pandemic’s impact on our business. The ultimate extent of the effects of the pandemic on the company is uncertain and will depend on future developments, and such effects could exist for an extended period of time, even after the pandemic ends.

Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 3, 2020	September 28, 2019	% Change	October 3, 2020	September 28, 2019	% Change
Revenues	$2,735	$3,259	(16)%	$7,984	$9,595	(17)%
Cost of sales	2,332	2,747	(15)%	6,970	7,965	(12)%
Selling and administrative expense	258	255	1%	760	854	(11)%
Gross margin as a percentage of Manufacturing revenues	14.3%	15.3%		12.2%	16.6%

An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 24 to 28.
Revenues
Revenues decreased $524 million, 16%, in the third quarter of 2020, compared with the third quarter of 2019. The revenue decrease included the following factors:

•Lower Textron Aviation revenues of $406 million, largely due to lower Citation jet and commercial turboprop volume of $317 million, reflecting a decline in demand related to the pandemic, and lower aftermarket volume of $95 million, reflecting lower aircraft utilization resulting from the pandemic.
•Higher Bell revenues of $10 million, reflecting higher military revenues of $42 million, partially offset by lower commercial revenues.
•Lower Textron Systems revenues of $9 million, primarily due to lower volume of $20 million at the TRU Simulation + Training business.
•Lower Industrial revenues of $118 million, largely due to lower volume and mix of $126 million, primarily in the Specialized Vehicles product line, principally reflecting the timing of snowmobile deliveries, and reduced demand in the ground support equipment business, which has been impacted by the reduction in global air travel as a result of the pandemic.

Revenues decreased $1.6 billion, 17%, in the first nine months of 2020, compared with the first nine months of 2019.  The revenue decrease included the following factors:
•Lower Textron Aviation revenues of $1.0 billion, largely due to lower Citation jet and commercial turboprop volume of $796 million, reflecting a decline in demand related to the pandemic, and lower aftermarket volume of $227 million, reflecting lower aircraft utilization resulting from the pandemic.
•Higher Bell revenues of $145 million, reflecting higher military revenues of $274 million, partially offset by lower commercial revenues.
•Higher Textron Systems revenues of $30 million, primarily due to higher volume of $57 million in the Unmanned Systems product line, partially offset by lower volume of $28 million in the Marine and Land Systems product line.
•Lower Industrial revenues of $737 million, largely due to lower volume and mix of $735 million, primarily in the Fuel Systems and Functional Components product line related to manufacturing facility closures as a result of the pandemic.
Cost of Sales and Selling and Administrative Expense
Cost of sales decreased $415 million, 15%, and $995 million, 12%, in the third quarter and first nine months of 2020, respectively, compared with corresponding periods of 2019, largely due to lower net volume and mix described above. For the first nine months of 2020, the decrease in cost of sales was partially offset by idle facility costs of $100 million, primarily at the Textron Aviation segment, reflecting unfavorable absorption of manufacturing costs attributable to abnormally low production levels resulting from the pandemic and temporary manufacturing facility closures, and a $55 million inventory charge related to the TRU business discussed below in the Special Charges section. Gross margin as a percentage of Manufacturing revenues decreased 430 basis points in the first nine months of 2020, primarily due to lower margin at the Textron Aviation segment reflecting unfavorable impacts from the pandemic, including the idle facility costs and inventory valuation charges, and the impact of the TRU inventory charge.
Selling and administrative expense decreased $94 million, 11%, in the first nine months of 2020, compared with the first nine months of 2019, primarily due to cost reduction activities across our segments, principally at the Textron Aviation and Industrial segments.
Special Charges
Special charges recorded in the third quarter and first nine months of 2020 by segment and type of cost are presented in the table below. There were no special charges recorded in the first nine months of 2019.

				Total 2020
		Contract		COVID-19
	Severance	Terminations	Asset	Restructuring	Other Asset
(In millions)	Costs	and Other	Impairments	Plan	Impairments	Total
Three months ended October 3, 2020
Industrial	$3	$—	$2	$5	$—	$5
Corporate	2	—	—	2	—	2
Total special charges	$5	$—	$2	$7	$—	$7
Nine months ended October 3, 2020
Textron Aviation	$27	—	$1	$28	$32	$60
Textron Systems	14	12	14	40	—	40
Industrial	11	—	2	13	7	20
Corporate	4	—	—	4	—	4
Total special charges	$56	$12	$17	$85	$39	$124

2020 COVID-19 Restructuring Plan
In the second quarter of 2020, we initiated a restructuring plan to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. As a result of ongoing evaluations, this plan has been expanded to include additional headcount reductions and facility consolidations in the Industrial segment beyond what was included in the plan as originally announced. We now expect to incur up to an additional $15 million in costs, and the total pre-tax cost of this plan is expected to be in the range of $125 million to $145 million, of which $85 million has been recorded since the inception of the plan. Under the restructuring plan, we expect to incur total severance costs in the range of $70 million to $80 million, contract termination and other costs in the range of $30 million to $35 million, and asset impairment charges of $25 million to $30 million. Based on revisions to our original estimate, along with additional actions, we estimate a total reduction of 2,800 positions, representing 8% of our workforce. We expect the plan to be substantially completed in the first half of 2021.

The plan primarily impacts the TRU business within the Textron Systems segment, the Textron Aviation segment, and the Industrial segment. At TRU, there has been a substantial decline in demand and order cancellations for flight simulators in light of the expected long-term impact of the pandemic on the commercial air transportation business. Accordingly, we ceased manufacturing at TRU’s facility in Montreal, Canada, resulting in a production suspension of its commercial air transport simulators, along with workforce reductions, contract terminations, facility closures and asset impairments. As a result of current market conditions and the cessation of manufacturing at this facility, we incurred an inventory valuation charge of $55 million, which was recorded in Cost of Sales, to write-down TRU’s inventory to its net realizable value.
Other Asset Impairments
In the first quarter of 2020, we recognized special charges of $39 million of intangible asset impairment charges at the Textron Aviation and Industrial segments. Due to the impact of the COVID-19 pandemic, we experienced decreased demand for our products and services as our customers delayed or ceased orders due to the environment of economic uncertainty. In light of these conditions, Textron Aviation had temporarily shut down most aircraft production, including the King Air turboprop and Beechcraft piston product lines, and had instituted employee furloughs. Based on these events, we performed an interim impairment test of the indefinite-lived Beechcraft and King Air trade name intangible assets at April 4, 2020. Fair value of these assets was determined utilizing the relief of royalty method assuming an increase in the discount rate based on current market data to 9.7% and revised expectations of future revenues for the products and services associated with the tradenames. This analysis resulted in an impairment charge of $32 million. At October 3, 2020, these intangible assets totaled $169 million.  In the Industrial segment, we fully impaired the Arctic Cat trade name intangible asset within the Specialized Vehicles product line and recorded a $7 million impairment charge.
Income Taxes
Our effective tax rate for the third quarter and first nine months of 2020 was 0.9% and (9.0)%, respectively, compared to the statutory rate of 21%, largely due to the favorable impact of research credits. In the first nine months of 2020, we incurred special charges and an inventory charge in a non-U.S. jurisdiction where tax benefits cannot be realized, which were partially offset by a $14 million benefit recognized upon the release of a valuation allowance in a non-U.S. jurisdiction. These items had a more significant impact on the effective tax rate due to the lower income before income taxes for the period.
For the third quarter and first nine months of 2019 our effective tax rate was 8.7% and 15.8%, respectively. In the third quarter and first nine months of 2019, the effective tax rate was lower than the U.S. federal statutory tax rate of 21%, primarily due to $41 million and $53 million, respectively, in benefits recognized for additional research credits related to prior years.
On October 19, 2020, we entered into a closing agreement with a tax authority related to an audit settlement with respect to certain state income tax returns. As a result, we will recognize a reduction of unrecognized tax benefits that is expected to reduce our tax expense by approximately $40 million to $50 million in the fourth quarter of 2020.
Backlog
Our backlog is summarized below:

(In millions)	October 3, 2020	January 4, 2020
Bell	$5,704	$6,902
Textron Systems	1,874	1,211
Textron Aviation	1,807	1,714
Total backlog	$9,385	$9,827

Bell’s backlog decreased $1.2 billion, 17%, primarily as a result of revenues recognized on our U.S. Government contracts in excess of new contracts received. Backlog at Textron Systems’ increased $663 million, 55%, primarily due to new contracts received in excess of revenues recognized in the Marine and Land Systems and Unmanned Systems product lines.

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
Textron Aviation

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 3, 2020	September 28, 2019	% Change	October 3, 2020	September 28, 2019	% Change
Revenues:
Aircraft	$486	$797	(39)%	$1,479	$2,296	(36)%
Aftermarket parts and services	309	404	(24)%	935	1,162	(20)%
Total revenues	795	1,201	(34)%	2,414	3,458	(30)%
Operating expenses	824	1,097	(25)%	2,506	3,143	(20)%
Segment profit (loss)	(29)	104	(128)%	(92)	315	(129)%
Profit (loss) margin	(3.6)%	8.7%		(3.8)%	9.1%

Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q3 2020 versus Q3 2019	YTD 2020 versus YTD 2019
Volume and mix	$(410)	$(1,043)
Pricing	4	(1)
Total change	$(406)	$(1,044)

Textron Aviation’s revenues decreased $406 million, 34%, in the third quarter of 2020, compared with the third quarter of 2019, largely due to lower Citation jet volume of $234 million and lower commercial turboprop volume of $83 million, reflecting a decline in demand related to the pandemic, and lower aftermarket volume of $95 million, reflecting lower aircraft utilization resulting from the pandemic. We delivered 25 Citation jets and 21 commercial turboprops in the third quarter of 2020, compared with 45 Citation jets and 39 commercial turboprops in the third quarter of 2019.

Textron Aviation’s revenues decreased $1.0 billion, 30%, in the first nine months of 2020, compared with the first nine months of 2019, largely due to lower Citation jet volume of $566 million and lower commercial turboprop volume of $230 million, reflecting a decline in demand related to the pandemic, and lower aftermarket volume of $227 million, reflecting lower aircraft utilization resulting from the pandemic. We delivered 71 Citation jets and 52 commercial turboprops in the first nine months of 2020, compared with 135 Citation jets and 117 commercial turboprops in the first nine months of 2019.

Textron Aviation’s operating expenses decreased $273 million, 25%, in the third quarter 2020, compared with the third quarter of 2019, largely due to lower volume and mix described above.  The decrease in operating expenses for the third quarter of 2020 also included a favorable impact from cost reduction activities, which was offset by inventory valuation charges and idle facility costs of $11 million, largely resulting from the pandemic.
Textron Aviation’s operating expenses decreased $637 million, 20% in the first nine months of 2020, compared with the first nine months of 2019, largely due to lower volume and mix described above. The decrease in operating expenses for the first nine months of 2020 also included a favorable impact from cost reduction activities including employee furloughs and other actions, which was more than offset by $76 million of idle facility costs recognized in the period and inventory valuation charges, largely resulting from the pandemic. Idle facility costs reflect unfavorable absorption of manufacturing costs attributable to abnormally low production levels resulting from the pandemic and temporary manufacturing facility closures. We expect to continue to experience abnormally low production levels through the remainder of the year resulting in additional idle facility costs that will be expensed as incurred.
Textron Aviation Segment Profit (Loss)
The following factors contributed to the change in Textron Aviation’s segment profit (loss) for the periods:

(In millions)	Q3 2020 versus Q3 2019	YTD 2020 versus YTD 2019
Volume and mix	$(116)	$(321)
Performance	(4)	(54)
Inflation and pricing	(13)	(32)
Total change	$(133)	$(407)

Segment profit at Textron Aviation decreased $133 million and $407 million in the third quarter and first nine months of 2020, respectively, compared with the corresponding periods of 2019, primarily due to the impact from lower volume and mix described above. In the first nine months of 2020, the decrease in segment profit also included unfavorable performance of $54 million, primarily reflecting $76 million of idle facility costs, described above, and inventory valuation charges, largely resulting from the pandemic, partially offset by a favorable impact from cost reduction activities.

Bell

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 3, 2020	September 28, 2019	% Change	October 3, 2020	September 28, 2019	% Change
Revenues:
Military aircraft and support programs	$515	$473	9%	$1,737	$1,463	19%
Commercial helicopters, parts and services	278	310	(10)%	701	830	(16)%
Total revenues	793	783	1%	2,438	2,293	6%
Operating expenses	674	673	—	2,086	1,976	6%
Segment profit	119	110	8%	352	317	11%
Profit margin	15.0%	14.0%		14.4%	13.8%

Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production and support stage and represent a significant portion of Bell’s revenues from the U.S. Government.
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2020 versus Q3 2019	YTD 2020 versus YTD 2019
Volume and mix	$6	$133
Other	4	12
Total change	$10	$145

Bell’s revenues increased $10 million, in the third quarter of 2020, compared with the third quarter of 2019, as higher military revenues of $42 million were partially offset by lower commercial revenues. The decrease in commercial revenues primarily reflected the mix of aircraft sold in the period as we delivered 41 commercial helicopters in the third quarter of 2020, compared with 42 commercial helicopters in the third quarter of 2019.
Bell’s revenues increased $145 million, 6%, in the first nine months of 2020, compared with the first nine months of 2019, as higher military revenues of $274 million were partially offset by lower commercial revenues. We delivered 83 commercial helicopters in the first nine months of 2020, compared with 125 commercial helicopters in the first nine months of 2019.
Bell’s operating expenses increased $110 million, 6%, in the first nine months of 2020, compared with the first nine months of 2019, primarily due to higher net volume and mix described above.
Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2020 versus Q3 2019	YTD 2020 versus YTD 2019
Volume and mix	$(1)	$40
Performance and other	10	(5)
Total change	$9	$35

Bell’s segment profit increased $9 million, 8%, in the third quarter of 2020, compared with the third quarter 2019, primarily due to the favorable impact from performance and other of $10 million.

Bell’s segment profit increased $35 million, 11%, in the first nine months of 2020, compared with the first nine months 2019, primarily due to the impact of higher volume and mix described above, partially offset by an unfavorable impact from performance and other of $5 million, which included $39 million in lower net favorable program adjustments, partially offset by lower research and development costs.
Textron Systems

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 3, 2020	September 28, 2019	% Change	October 3, 2020	September 28, 2019	% Change
Revenues	$302	$311	(3)%	$956	$926	3%
Operating expenses	262	280	(6)%	853	818	4%
Segment profit	40	31	29%	103	108	(5)%
Profit margin	13.2%	10.0%		10.8%	11.7%

Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2020 versus Q3 2019	YTD 2020 versus YTD 2019
Volume	$(10)	$27
Other	1	3
Total change	$(9)	$30

Revenues at Textron Systems decreased $9 million, 3%, in the third quarter of 2020, compared with the third quarter of 2019, primarily due to lower volume of $20 million at the TRU Simulation + Training business.

In the first nine months of 2020, Textron Systems revenues increased $30 million, 3%, compared with the first nine months of 2019, primarily due to higher volume of $57 million in the Unmanned Systems product line, partially offset by lower volume of $28 million in the Marine and Land Systems product line. Within the Simulation, Training and Other product line, lower volume of $48 million in the TRU Simulation + Training business, largely due to a decline in demand and order cancellations related to the pandemic, was largely offset by higher volumes at the other businesses included in this product line.
Textron Systems’ operating expenses decreased $18 million, 6%, in the third quarter of 2020, compared with the third quarter of 2019, primarily due to a favorable impact from performance and lower net volume described above. Operating expenses increased $35 million, 4%, in the first nine months of 2020 compared with the first nine months of 2019, primarily due to the impact of an

$18 million gain recognized in the second quarter of 2019 related to our contribution of assets to a training business formed with FlightSafety International, Inc. and higher net volume described above.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2020 versus Q3 2019	YTD 2020 versus YTD 2019
Performance and other	$12	$(19)
Volume and mix	(3)	14
Total change	$9	$(5)

Textron Systems’ segment profit increased $9 million, 29%, in the third quarter of 2020, compared with the third quarter of 2019, due to a favorable impact from performance and other of $12 million, partially offset by lower volume and mix described above.

Textron Systems’ segment profit decreased $5 million, 5%, in the first nine months of 2020, compared with the first nine months 2019, due to an unfavorable impact from performance and other of $19 million, which included the impact from the $18 million gain recognized in the second quarter of 2019 described above, partially offset by higher volume and mix described above.

Industrial

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 3, 2020	September 28, 2019	% Change	October 3, 2020	September 28, 2019	% Change
Revenues:
Fuel systems and functional components	$497	$521	(5)%	$1,233	$1,707	(28)%
Specialized vehicles	335	429	(22)%	901	1,164	(23)%
Total revenues	832	950	(12)%	2,134	2,871	(26)%
Operating expenses	774	903	(14)%	2,078	2,698	(23)%
Segment profit	58	47	23%	56	173	(68)%
Profit margin	7.0%	4.9%		2.6%	6.0%

Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2020 versus Q3 2019	YTD 2020 versus YTD 2019
Volume and mix	$(126)	$(735)
Foreign exchange	8	(6)
Other	—	4
Total change	$(118)	$(737)

Industrial segment revenues decreased $118 million, 12%, in the third quarter of 2020, compared with the third quarter of 2019, primarily due to lower volume and mix in the Specialized Vehicles product line, principally reflecting the timing of snowmobile deliveries, and reduced demand in the ground support equipment business, which has been impacted by the reduction in global air travel as a result of the pandemic.

In the first nine months of 2020, Industrial segment revenues decreased $737 million, 26%, compared with the first nine months of 2019, largely due to lower volume and mix, primarily in the Fuel Systems and Functional Components product line related to manufacturing facility closures in the first half of 2020 as a result of the pandemic. As our OEM customers reopened and resumed production, all of our manufacturing facilities had reopened by the end of the second quarter.
Operating expenses for the Industrial segment decreased $129 million, 14%, and $620 million, 23%, in the third quarter and first nine months of 2020, respectively, compared with the corresponding periods of 2019, primarily due to lower volume and mix described above.

Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2020 versus Q3 2019	YTD 2020 versus YTD 2019
Volume and mix	$(19)	$(182)
Performance	24	53
Pricing and inflation	4	10
Foreign exchange	2	2
Total change	$11	$(117)

Segment profit for the Industrial segment increased $11 million, 23%, in the third quarter of 2020, compared with the third quarter of 2019, primarily due to a favorable impact from performance of $24 million, principally reflecting cost reduction activities, partially offset by lower volume and mix described above.

Segment profit for the Industrial segment decreased $117 million, in the first nine months of 2020, compared with the first nine months of 2019, largely resulting from lower volume and mix described above. Performance included the impact of cost reduction activities, partially offset by idle facility costs of $24 million recognized in the first nine months of 2020, reflecting unfavorable absorption of manufacturing costs attributable to abnormally low production levels resulting from the pandemic and temporary manufacturing facility closures.
Finance

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Revenues	$13	$14	$42	$47
Segment profit	1	5	8	17

Finance segment revenues decreased $1 million and $5 million in the third quarter and first nine months of 2020, respectively, compared with the corresponding periods of 2019, and segment profit decreased $4 million and $9 million, respectively. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	October 3, 2020	January 4, 2020
Finance receivables	$725	$707
Allowance for credit losses	32	25
Ratio of allowance for credit losses to finance receivables	4.41%	3.54%
Nonaccrual finance receivables	58	39
Ratio of nonaccrual finance receivables to finance receivables	8.00%	5.52%
60+ days contractual delinquency	$33	$17
60+ days contractual delinquency as a percentage of finance receivables	4.55%	2.40%

The Finance segment has provided temporary payment relief through loan modifications at the request of certain customers and continues to work with customers to provide temporary payment relief as needed. If the current economic conditions continue to persist or worsen, we may experience increased customer delinquencies, however, we believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts. Loan modifications and key portfolio quality indicators are discussed in Note 3 to the consolidated financial statements.

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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	October 3, 2020	January 4, 2020
Manufacturing group
Cash and equivalents	$2,518	$1,181
Debt	4,058	3,124
Shareholders’ equity	5,741	5,518
Capital (debt plus shareholders’ equity)	9,799	8,642
Net debt (net of cash and equivalents) to capital	21%	26%
Debt to capital	41%	36%
Finance group
Cash and equivalents	$152	$176
Debt	666	686

The COVID-19 pandemic has led to volatility in the capital markets and uncertainty in the economic outlook, in addition to various degrees of disruption in our operations due to the unprecedented conditions surrounding the pandemic. In light of these conditions, we have strengthened our cash position since the onset of the pandemic by improving our operational performance and by increasing our borrowings as discussed below. Given our strengthened liquidity position, we expect to reactivate our share repurchase plan on an opportunistic basis in the fourth quarter. We believe that we will have sufficient cash to meet our needs based on our existing cash balances, the cash we expect to generate from our manufacturing operations and the availability of our existing credit facility.
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At October 3, 2020 and January 4, 2020, there were no amounts borrowed against the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. On August 5, 2020, we issued $500 million of SEC-registered fixed-rate notes due March 2031 with an annual interest rate of 2.45% and on March 17, 2020, we issued $650 million of SEC-registered fixed-rate notes due June 2030, with an annual interest rate of 3.00%.
On September 18, 2020, the Finance Group’s $150 million variable-rate loan due December 13, 2020 was amended. The maturity date of this loan was extended to September 18, 2021, with an option to extend for an additional year. The annual interest rate was modified from the London interbank offered rate (LIBOR) plus 1.125% to LIBOR plus 1.55%, which is an annual interest rate of 1.70% at October 3, 2020.
On April 1, 2020, we entered into a 364-Day Term Loan Credit Agreement in an aggregate principal amount of $500 million and borrowed the full principal amount available under the agreement. On August 10, 2020, we repaid the outstanding principal amount and the agreement was terminated.
In the first quarter of 2020, we borrowed $377 million against the cash surrender value of our corporate-owned life insurance policies, representing the maximum amount available to be borrowed against these policies. At October 3, 2020, there was $362 million of outstanding borrowings against these insurance policies.

Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 3, 2020	September 28, 2019
Operating activities	$220	$205
Investing activities	(116)	(206)
Financing activities	1,236	(47)

In the first nine months of 2020, net cash inflow from operating activities increased $15 million to $220 million, reflecting a $421 million reduction in cash used for inventories, primarily at the Textron Aviation segment, $146 million in higher customer advances/deposits, largely at the Bell segment, and other favorable improvements in working capital accounts, largely offset by lower earnings and a $401 million period over period increase in cash used to settle accounts payable, principally at the Textron Aviation segment.
Cash flows used in investing activities primarily included capital expenditures of $151 million and $216 million in the first nine months of 2020 and 2019, respectively.  In the first nine months of 2020, cash flows provided by financing activities included net proceeds of $1.1 billion from the issuance of long-term debt and proceeds of $377 million from borrowings against corporate-owned life insurance policies. These cash inflows were partially offset by the repayment of $195 million of outstanding debt and $54 million of cash paid to repurchase an aggregate of 1.3 million shares of our common stock under both a prior 2018 share repurchase plan and a recent repurchase plan as described below.  In the first nine months of 2019, cash flows used in financing activities primarily included $470 million of cash paid to repurchase an aggregate of 9.3 million shares of our outstanding common stock, partially offset by net proceeds of $297 million from the issuance of long-term debt and $118 million from the issuance of short-term debt.
On February 25, 2020, our Board of Directors authorized the repurchase of up to 25 million shares of our common stock. This new plan allows us to opportunistically repurchase shares and to continue our practice of repurchasing shares to offset the impact of dilution from shares issued under compensation and benefit plans. The 2020 plan replaces the prior 2018 share repurchase authorization.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 3, 2020	September 28, 2019
Operating activities	$5	$21
Investing activities	(1)	72
Financing activities	(28)	(91)

The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $90 million and $149 million in the first nine months of 2020 and 2019, respectively, partially offset by finance receivable originations of $94 million and $107 million, respectively.  In the first nine months of 2020 and 2019, financing activities included payments on long-term and nonrecourse debt of $40 million and $41 million, respectively.  Financing activities in the first nine months of 2019 also included a dividend payment of $50 million to the Manufacturing group.
Consolidated Cash Flows
The consolidated cash flows, after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	October 3, 2020	September 28, 2019
Operating activities	$200	$225
Investing activities	(92)	(183)
Financing activities	1,208	(88)

In the first nine months of 2020, net cash inflow from Consolidated operating activities decreased $25 million to $200 million, reflecting lower earnings and a $401 million period over period increase in cash used to settle accounts payable, principally at the Textron Aviation segment, largely offset by a $394 million reduction in cash used for inventories, primarily at the Textron Aviation segment, $146 million of higher customer advances/deposits, largely at the Bell segment, and other favorable improvements in working capital accounts.

Cash flows used in investing activities primarily included capital expenditures of $151 million and $216 million in the first nine months of 2020 and 2019, respectively. Cash flows provided by financing activities in the first nine months of 2020 primarily included net proceeds of $1.1 billion from the issuance of long-term debt and proceeds of $377 million from borrowings against corporate-owned life insurance policies. These cash inflows were partially offset by the repayment of $235 million of outstanding debt and $54 million of cash paid to repurchase shares of our outstanding common stock. In the first nine months of 2019, cash flows used in financing activities primarily included $470 million of cash paid to repurchase shares of our outstanding common stock, partially offset by $297 million of net proceeds from the issuance of long-term debt and $118 million from the issuance of short-term debt.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 3, 2020	September 28, 2019
Reclassification adjustments from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(94)	$(107)
Cash received from customers	69	129
Other	—	27
Total reclassification adjustments from investing activities	(25)	49
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	—	(50)
Total reclassification adjustments to cash flows from operating activities	$(25)	$(1)

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
Goodwill
In March of 2020, we observed a significant decline in the market valuation of our common shares as the overall stock market declined related to the COVID-19 pandemic. The global pandemic has led to worldwide facility closures, workforce disruptions, supply chain destabilizations, reduced demand for many products and services, volatility in the capital markets and uncertainty in the economic outlook. Despite the significant excess fair value identified in our 2019 impairment assessment, we determined that these factors could indicate that an impairment loss may have occurred. While short-term disruptions may not indicate an impairment, the effects of a prolonged suspension of activities may cause goodwill, intangible and other asset impairments. Accordingly, in the first quarter of 2020, we reviewed our reporting units to determine whether the impacts caused by the pandemic triggered an interim impairment test and identified indicators at three of our reporting units, Textron Aviation, Kautex and Textron Specialized Vehicles. For the Textron Aviation and Kautex reporting units, considering the impact of the pandemic on the industries in which they operate and our expectation that it will likely take the economy a period of time to recover, we performed an interim impairment test and determined that the fair values of these units continue to exceed the carrying amounts and no impairment was required.
For the Textron Specialized Vehicles reporting unit, the consumer and commercial markets in which it operates have been significantly impacted. During the first quarter of 2020, many of the dealers and retail stores that sell its products were closed throughout the U.S. and globally, and there was uncertainty as to when they will reopen. In addition, the severity of the economic impact caused by the pandemic has resulted in a substantial increase in unemployment levels with projections of a severe global recession impacting demand for products produced by this reporting unit. Textron Specialized Vehicles also serves the airline industry, which has been significantly impacted by the travel restrictions caused by the pandemic. We calculated the fair value of Textron Specialized Vehicles using discounted cash flows, assuming a reduction in revenues and profit for the remainder of 2020 and into the next few years and calculated the discount rate based on current market data which resulted in an increase of 60 basis points as compared to the prior year analysis. Based on this analysis, we determined that the fair value of Textron Specialized Vehicles exceeded its carrying amount by 15% and no impairment was required. At October 3, 2020, Textron Specialized Vehicles had $363 million in goodwill. Based on the assumptions used in the first quarter test, there have been no indications of impairment through the end of the third quarter of 2020.
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

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Gross favorable	$31	$41	$104	$140
Gross unfavorable	(9)	(20)	(63)	(61)
Net adjustments	$22	$21	$41	$79

Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2019 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:
•Interruptions in the U.S. Government’s ability to fund its activities and/or pay its obligations;
•Changing priorities or reductions in the U.S. Government defense budget, including those related to military operations in foreign countries;
•Our ability to perform as anticipated and to control costs under contracts with the U.S. Government;
•The U.S. Government’s ability to unilaterally modify or terminate its contracts with us for the U.S. Government’s convenience or for our failure to perform, to change applicable procurement and accounting policies, or, under certain circumstances, to withhold payment or suspend or debar us as a contractor eligible to receive future contract awards;
•Changes in foreign military funding priorities or budget constraints and determinations, or changes in government regulations or policies on the export and import of military and commercial products;
•Volatility in the global economy or changes in worldwide political conditions that adversely impact demand for our products;
•Volatility in interest rates or foreign exchange rates;
•Risks related to our international business, including establishing and maintaining facilities in locations around the world and relying on joint venture partners, subcontractors, suppliers, representatives, consultants and other business partners in connection with international business, including in emerging market countries;
•Our Finance segment’s ability to maintain portfolio credit quality or to realize full value of receivables;

•Performance issues with key suppliers or subcontractors;
•Legislative or regulatory actions, both domestic and foreign, impacting our operations or demand for our products;
•Our ability to control costs and successfully implement various cost-reduction activities;
•The efficacy of research and development investments to develop new products or unanticipated expenses in connection with the launching of significant new products or programs;
•The timing of our new product launches or certifications of our new aircraft products;
•Our ability to keep pace with our competitors in the introduction of new products and upgrades with features and technologies desired by our customers;
•Pension plan assumptions and future contributions;
•Demand softness or volatility in the markets in which we do business;
•Cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption;
•Difficulty or unanticipated expenses in connection with integrating acquired businesses;
•The risk that acquisitions do not perform as planned, including, for example, the risk that acquired businesses will not achieve revenues and profit projections;
•The impact of changes in tax legislation; and
•Risks and uncertainties related to the impact of the COVID-19 pandemic on our business and operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended October 3, 2020. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 3, 2020. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of October 3, 2020.
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On August 22, 2019, a purported shareholder class action lawsuit was filed in the United States District Court in the Southern District of New York against Textron, its Chairman and Chief Executive Officer and its Chief Financial Officer. The suit, filed by Building Trades Pension Fund of Western Pennsylvania, alleges that the defendants violated the federal securities laws by making materially false and misleading statements and concealing material adverse facts related to the Arctic Cat acquisition and integration. The complaint seeks unspecified compensatory damages. On November 12, 2019, the Court appointed IWA Forest Industry Pension Fund ("IWA") as the sole lead plaintiff in the case. On December 24, 2019, IWA filed an Amended Complaint in the now entitled In re Textron Inc. Securities Litigation.  On February 14, 2020, IWA filed a Second Amended Complaint, and on March 6, 2020, Textron filed a motion to dismiss the Second Amended Complaint. On July 20, 2020, the Court granted Textron’s motion to dismiss and closed the case. On August 18, 2020, plaintiffs filed a notice of appeal contesting the dismissal, which Textron has opposed. That appeal remains pending.

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
Item 6.    Exhibits

10.1	Amended and Restated Textron Inc. Short-Term Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 29, 2020	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)