Form 10-K
period 2021-01-02
TEXTRON INC
filed 2021-02-19
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒			Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes   ☐No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s Common Stock held by non-affiliates at July 4, 2020 was approximately $7.4 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.
At February 6, 2021, 226,284,488 shares of Common Stock were outstanding.

Documents Incorporated by Reference
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2021.

Textron Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended January 2, 2021

PART I
Item 1. Business
Textron Inc. is a multi-industry company that leverages its global network of aircraft, defense, industrial and finance businesses to provide customers with innovative products and services around the world. References to “Textron Inc.,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K, unless otherwise indicated, refer to Textron Inc. and its consolidated subsidiaries.
We conduct our business through five operating segments: Textron Aviation, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our captive finance business. Our segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries. Total revenues by segment and customer type for 2020 are presented below.
The following description of our business and operating segments should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Textron Aviation Segment
Textron Aviation is a leader in general aviation. Textron Aviation manufactures, sells and services Beechcraft and Cessna aircraft, and services the Hawker brand of business jets. The segment has two principal product lines: aircraft and aftermarket parts and services. Aircraft includes sales of business jets, turboprop aircraft, military trainer and defense aircraft and piston engine aircraft. Aftermarket parts and services includes commercial parts sales, and maintenance, inspection and repair services. Textron Aviation markets its products worldwide through its own sales force, as well as through a network of authorized independent sales representatives.
The family of jets currently offered by Textron Aviation includes the Citation M2, Citation CJ3+, Citation CJ4, Citation XLS+, Citation Latitude and the Citation Longitude. Textron Aviation’s turboprop aircraft include the Beechcraft King Air 260, King Air 360ER and King Air 360, and the Cessna Caravan and Grand Caravan EX. In addition, Textron Aviation’s military trainer and defense aircraft include the T-6 trainer, which has been used to train pilots from more than 20 countries, and the AT-6 light attack military aircraft. Textron Aviation also offers piston engine aircraft including the Beechcraft Baron and Bonanza, and the Cessna Skyhawk, Skylane, and the Turbo Stationair HD.
In support of its family of aircraft, Textron Aviation operates a global network of 20 service centers, two of which are co-located with Bell, along with more than 300 authorized independent service centers located throughout the world. Textron Aviation-owned service centers provide customers with 24-hour service and maintenance. Textron Aviation also provides its customers with around-the-clock parts support and offers a mobile support program with approximately 70 mobile service units. In addition, Able Aerospace Services, Inc., a subsidiary of Textron Aviation, provides component and maintenance, repair and overhaul services in support of commercial and military fixed- and rotor-wing aircraft.
Product Development Programs
Textron Aviation is developing the Cessna Skycourier, a twin-engine, high-wing, large-utility turboprop aircraft, which achieved its first flight in May 2020. The Denali, a high-performance single engine turboprop aircraft under development, is expected to achieve its first flight in 2021.

Bell Segment
Bell is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world.
Bell supplies advanced military helicopters and provides parts and support services to the U.S. Government and to military customers outside the United States. Bell’s primary U.S. Government programs are for the production and support of the V-22 tiltrotor aircraft and the H-1 helicopters. Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company (Boeing), the only supplier of military tiltrotor aircraft. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. Through its strategic alliance with Boeing, Bell produces and supports the V-22 tiltrotor aircraft primarily for the U.S. Department of Defense, and also offers this aircraft to other countries under the U.S. Government-sponsored foreign military sales program. The H-1 helicopter program includes a utility model, the UH-1Y, and an advanced attack model, the AH-1Z, which have 84% parts commonality between them. While the U.S. Marine Corps is the primary customer for H-1 helicopters, we also sell these helicopters under the U.S. Government-sponsored foreign military sales program.
Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, private, law enforcement, utility and emergency medical helicopter operators, and the U.S. and foreign governments. Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products. The commercial helicopters currently offered by Bell include the 429, 407GXi, 412EPX, 412EPI, 412EP, 505 Jet Ranger X and Huey II.
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
Product Development Programs
In October 2019, Bell announced a new rotorcraft, the Bell 360 Invictus, which it is developing as its entrant for the U.S. Army's Future Attack Reconnaissance Aircraft (FARA) Competitive Prototype Program, part of the U.S. government's Future Vertical Lift (FVL) family of programs. The FARA program was initiated by the U.S. Army to develop a successor to the retired Bell OH-58D Kiowa Warrior helicopter. In March 2020, the U.S. Army selected the 360 Invictus to move to the second phase of the Competitive Prototype Program.
Bell continues its development and refinement of the V-280 Valor, a next generation vertical lift aircraft as part of the Joint Multi Role Technology Demonstrator (JMR-TD) initiative. The JMR-TD program is the science and technology precursor to the FVL program. The V-280 achieved its first flight in December 2017 and its first cruise mode flight in May 2018. In March 2020, the U.S. Army awarded Bell a Competitive Demonstration and Risk Reduction contract for the next stage of its Future Long Range Assault Aircraft program.
Bell’s first super medium commercial helicopter, the 525 Relentless, is currently in the certification process with the Federal Aviation Administration (FAA).
Textron Systems Segment
Textron Systems is a supplier to the defense, aerospace and general aviation markets. This segment sells products to U.S. Government customers and to customers outside the U.S. through foreign military sales sponsored by the U.S. Government and directly through commercial sales channels. Textron Systems’ operating units are reported under the following product lines: Unmanned Systems, Marine and Land Systems and Simulation, Training and Other.
Our Unmanned Systems product line includes unmanned aircraft systems, unmanned surface systems, mission command hardware and solutions, and worldwide customer support and logistics. Unmanned aircraft systems includes the Shadow, the U.S. Army’s premier tactical unmanned aircraft system, which has surpassed one million flight hours since its introduction, and the Aerosonde Small Unmanned Aircraft System, a multi-mission capable unmanned aircraft system that has amassed more than 500,000 flight hours in commercial and military operations around the world. Unmanned Systems also provides complete systems solutions to its government and commercial customers through comprehensive program management, operational and maintenance training, technical assistance and logistics support, and end-to-end turnkey mission support.

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
The Simulation, Training and Other product line includes the following operating units and businesses: Electronic Systems, Weapons and Sensors Systems, Lycoming, Airborne Tactical Advantage Company (ATAC) and TRU Simulation + Training (TRU). Electronic Systems provides high technology test equipment, electronic warfare test and training solutions and intelligence software solutions for U.S. and international defense, intelligence and law enforcement communities. Weapons and Sensors Systems offers advanced precision guided weapons systems, airborne and ground-based sensors and surveillance systems, and protection systems for the defense and aerospace industries. Lycoming specializes in the engineering, manufacture, service and support of piston aircraft engines for the general aviation and remotely piloted aircraft markets. ATAC focuses on live military air-to-air and air-to-ship training and support services for U.S. Navy, Marine and Air Force personnel. TRU designs, develops, manufactures, installs, and provides maintenance of advanced flight training devices, including full flight simulators, for commercial airlines, aircraft original equipment manufacturers (OEMs), flight training centers and training organizations. On January 25, 2021, we sold TRU Simulation + Training Canada Inc., which manufactured and maintained flight simulators for commercial airlines.
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
Kautex’s business model is focused on developing and maintaining long-term customer relationships with leading global OEMs. Kautex operates over 30 plants in 14 countries in close proximity to our customers, along with 10 engineering/research and development locations around the world.
Our Specialized Vehicles product line includes products sold by the Textron Specialized Vehicles businesses under our E-Z-GO, Arctic Cat, TUG Technologies, Douglas Equipment, Premier, Safeaero, Ransomes, Jacobsen and Cushman brands. These businesses design, manufacture and sell golf cars, off-road utility vehicles, recreational side-by-side and all-terrain vehicles, snowmobiles, light transportation vehicles, aviation ground support equipment and professional turf-maintenance equipment, as well as specialized turf-care vehicles. Their diversified customer base includes golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users such as factories, warehouses, airlines, planned communities, hunting preserves, educational and corporate campuses, sporting venues, municipalities and landscaping professionals. Sales are made through a combination of a network of independent distributors and dealers worldwide, the Bass Pro Shops and Cabela’s retail outlets, which sell our products under the Tracker Off-Road brand, and factory direct resources.
Finance Segment
Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. A substantial number of the originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S.  In 2020 and 2019, our Finance group paid our Manufacturing group $195 million and $184 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.
Our Finance segment’s largest business risk is the collectability of its finance receivable portfolio.  See Finance Segment section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information about the Finance segment’s credit performance.

Backlog
Backlog represents amounts allocated to contracts that we expect to recognize as revenue in future periods when we perform under the contracts. Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as Indefinite Delivery, Indefinite Quantity contracts.
Our backlog at the end of 2020 and 2019 is summarized below:

(In millions)	January 2, 2021	January 4, 2020
Bell	$5,342	$6,902
Textron Aviation	1,603	1,714
Textron Systems	2,556	1,211
Total backlog	$9,501	$9,827
U.S. Government Contracts and Other Governmental Regulation
Our operations, products and services are subject to various government regulations, including regulations related to U.S. government business, international regulation of aviation products and services, and environmental regulations.
Contracts with the U.S. Government, including contracts under the U.S. Government-sponsored foreign military sales program, generated approximately 30% of our consolidated revenues in 2020, primarily in our Bell and Textron Systems segments. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation; define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and safeguard and restrict the use and dissemination of classified and covered defense information and the exportation of certain products and technical data. New laws, regulations or procurement requirements, or changes to current ones, can significantly increase our costs, reducing our profitability.
Our contracts with the U.S. Government generally may be terminated by the U.S. Government for convenience or if we default in whole or in part by failing to perform under the terms of the applicable contract. If the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for the cost of contract work performed before the effective date of termination, including, if applicable, reasonable profit on such work, as well as reasonable termination costs. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid the contract price for completed supplies delivered and accepted and services rendered, an agreed-upon amount for manufacturing materials delivered and accepted and for the protection and preservation of property, and an amount for partially completed products accepted by the U.S. Government; (b) the U.S. Government may not be liable for our costs with respect to unaccepted items and may be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; (c) the U.S. Government may not be liable for assets we own and utilize to provide services under the “fee-for-service” contracts; and (d) we may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. See Aerospace and Defense Industry section in Item 1A. Risk Factors for additional information related to regulation of U.S. Government business herein.
Commercial aircraft products manufactured by our Textron Aviation and Bell segments are required to comply with FAA regulations in the U.S. and the regulations of other similar aviation regulatory governing authorities internationally, including, the European Aviation Safety Agency. Maintenance facilities and aftermarket services must also comply with FAA and international regulations. These regulations address production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority, and each aircraft must receive a certificate of airworthiness. Aircraft outfitting and completions also require approval by the appropriate aviation authority. See Strategic Risks section in Item 1A. Risk Factors for additional information with respect to risks related to obtaining certification of new aircraft products.
Our operations are subject to numerous laws and regulations designed to protect the environment. For additional information regarding environmental matters, see Note 19 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, and Business and Operational Risks and Risks Related to Regulatory and Legal Matters sections in Item 1A. Risk Factors.
Based on current information and the applicable laws and regulations currently in effect, compliance with government regulations, including environmental regulations, has not had, and we do not expect it to have, a material effect on our capital expenditures, earnings or competitive position. However, laws and regulations may be changed or adopted that impose additional compliance requirements which could necessitate capital expenditures or otherwise increase our costs of doing business, reducing our profitability and negatively impacting our operating results.

Human Capital Resources
At January 2, 2021, we employed approximately 33,000 employees worldwide, with approximately 75% located in the U.S. and the remainder located outside of the U.S. Approximately 6,800, or 28%, of our U.S. employees, most of whom work for our Bell and Textron Aviation segments, are represented by unions under collective bargaining agreements, and certain of our non-U.S. employees are represented by organized works councils. From time to time our collective bargaining agreements expire and come up for renegotiation.
Our success is highly dependent upon our ability to maintain a workforce with the skills necessary for our businesses to succeed. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, flight operations, business development and strategy and management. In order to attract and retain highly skilled employees, we are committed to ensuring a safe and healthy work environment, offering comprehensive compensation and benefit programs, creating great career opportunities and building an engaging, inclusive environment where all employees are treated with dignity and respect.
Health and Safety
To maintain and enhance the safety of our employees, we promote a culture of continuous improvement and individual accountability to provide safe workplaces. We use an annual goal setting process to drive injury rate improvements, and the injury rate reduction goal is a performance metric that is reported to Textron’s Audit Committee and is tracked and reported to senior leadership.
The safety of our employees has been a priority throughout our response to the COVID-19 pandemic. Our enterprise-wide pandemic response teams, formed early in the pandemic, guided our operations in the processes and procedures to comply with applicable government-imposed health and safety-related operating restrictions, to enhance the safety of our facilities to protect the health of our employees and to monitor trends in infection rates at locations where we have facilities. These teams continue to operate, updating enterprise guidance as the pandemic has continued and the medical science and government guidance and orders have evolved. Our businesses continue to enforce COVID-19 health and safety protocols and have implemented protocols to address actual and suspected cases of COVID-19 and resulting contact tracing and quarantine requirements. Throughout the pandemic, we have been communicating regularly with our employees and monitoring their views on issues related to COVID-19 and the workplace as well as general levels of engagement through regular pulse surveys. In addition, management has regularly updated our Board of Directors on our COVID-19 status and response, including with respect to employee safety.
Talent and Career Development
Our talent development programs are designed to prepare our employees at all levels to take on new career and growth opportunities at Textron. Leadership, professional and functional training courses are tailored for employees at each stage of their careers and include a mix of enterprise-wide and business unit-specific programs. Textron University, an internal corporate function, provides (i) facilitated face-to-face professional and leadership development, (ii) web-based general and specialized functional and technical courses and (iii) an online portal to access advanced skills technical training, manage recertification of existing qualifications and other career planning tools and resources.
The current and future talent needs of each of our businesses are assessed annually through a formal talent review process which enables us to develop leadership succession plans and provide our employees with potential new career opportunities. In addition, leaders from functional areas within each business belong to enterprise-wide councils which conduct annual talent reviews. These processes enable us to fill talent needs by matching employees who are ready to assume significant leadership roles with opportunities that best fit their career path, which may be in other businesses within the enterprise.
Diversity and Inclusion
Textron is committed to having a diverse workforce and inclusive workplaces throughout our global operations. We believe by employing highly talented, diverse employees, who feel valued, respected and are able to contribute fully, we will improve performance, innovation and collaboration and drive talent retention, all of which contribute to stronger business results and reinforce our reputation as leaders in our industries and communities.
For over a decade, Textron has allocated five percent of annual incentive compensation for management-level employees toward achievement of diversity goals. Beginning in 2020, we focused these goals specifically on hiring diversity. To improve our outreach to diverse candidates, we have increased our recruiting efforts at historically black colleges and universities, enhanced our partnerships with diverse professional organizations and participated in diverse STEM conferences. In addition, we provide inclusion and unconscious bias training to our employees and recruiters to improve diversity in recruiting.
For discussion of certain risks relating to human capital management, see Risks Related to Human Capital section in Item 1A. Risk Factors.

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
Information about our Executive Officers
The following table sets forth certain information concerning our executive officers as of February 19, 2021.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	59	Chairman, President and Chief Executive Officer
Frank T. Connor	61	Executive Vice President and Chief Financial Officer
Julie G. Duffy	55	Executive Vice President, Human Resources
E. Robert Lupone	61	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer
Mr. Donnelly joined Textron in June 2008 as Executive Vice President and Chief Operating Officer and was promoted to President and Chief Operating Officer in January 2009. He was appointed to the Board of Directors in October 2009 and became Chief Executive Officer of Textron in December 2009. In July 2010, Mr. Donnelly was appointed Chairman of the Board of Directors effective September 1, 2010. Previously, Mr. Donnelly was the President and CEO of General Electric Company’s Aviation business unit, a position he had held since July 2005. GE’s Aviation business unit is a leading maker of commercial and military jet engines and components, as well as integrated digital, electric power and mechanical systems for aircraft. Prior to July 2005, Mr. Donnelly served as Senior Vice President of GE Global Research, one of the world’s largest and most diversified industrial research organizations with facilities in the U.S., India, China and Germany and held various other management positions since joining General Electric in 1989.
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
Risks Related to the COVID-19 Pandemic
Our business is being adversely impacted, and is expected to continue to be adversely impacted, by the coronavirus (COVID-19) pandemic.
Our businesses have experienced and continue to experience various degrees of disruption and reduced demand for certain of our products due to the unprecedented conditions surrounding the COVID-19 pandemic. The effects of COVID-19 have included and could continue to include disruption of the operation or temporary closure of certain of our facilities or the facilities of our customers, suppliers or business partners as well as other disruptions in our supply chains. Challenges resulting from the pandemic have impacted, and may continue to impact, the ability of many of our employees to work effectively, due to illness, quarantines, facility closures, changes in manufacturing processes to accommodate social distancing guidelines, remote working arrangements, or other government-imposed operating restrictions. We have experienced and may continue to experience increased costs as a result of these business and production disruptions. Likewise, we have incurred and may continue to incur additional expenses related to implementing processes and procedures to comply with required operating restrictions and to enhance the safety of our facilities to protect the health of our employees.
Our commercial businesses have been and may continue to be adversely impacted due to a general slowdown in demand for our general aviation products and services, recreational and other specialized vehicles and automotive products. We have experienced a decline in orders for our aviation products and services, as well as lower deliveries of commercial helicopters and fixed-wing aircraft because of reduced demand and travel restrictions imposed in response to the pandemic. Economic and other impacts from the pandemic may also result in future weak demand for our aviation and commercial helicopter products and services, the delay or cancellation of existing orders by our customers and lower flight hours, and consequently, lower demand for parts and maintenance. In addition, new regulations by U.S. or foreign governments and government agencies addressed to the aviation or travel industry could impose additional regulatory, aircraft security, travel restrictions or other requirements or restrictions related to the pandemic that could adversely impact demand for aircraft and rotorcraft or significantly reduce hours flown. As a result, our costs may further increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable, negatively impacting our profitability, and may continue even after the business environment has improved.
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
See also risks related to our Finance Segment under Financial Risks section below.
Aerospace and Defense Industry Risks
Demand for our aircraft products is cyclical and lower demand adversely affects our financial results.
Demand for business jets, turbo props and commercial helicopters has been cyclical and difficult to forecast. Unexpected events, such as the COVID-19 pandemic, have adversely impacted demand for our aircraft products and may continue to do so. Therefore, future demand for these products could be significantly and unexpectedly less than anticipated and/or less than previous period deliveries. Similarly, there is uncertainty as to when or whether our existing commercial backlog for aircraft products will convert to revenues as the conversion depends on production capacity, customer needs and credit availability. Changes in economic conditions has in the past caused, and in the future may cause, customers to request that firm orders be rescheduled, deferred or cancelled. Reduced demand for our aircraft products or delays or cancellations of orders previously has had and, in the future, could have a material adverse effect on our cash flows, results of operations and financial condition.
We have customer concentration with the U.S. Government; reduction in U.S. Government defense spending can adversely affect our results of operations and financial condition.
During 2020, we derived approximately 30% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions and the U.S. Government budget process which includes enacting relevant legislation, such as appropriations bills and accords on the debt ceiling. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. Further uncertainty with respect to ongoing programs could also result in the event that the U.S. Government finances its operations through temporary funding measures such as “continuing resolutions” rather than full-year appropriations. If we incur costs in advance or in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services from time to time has resulted and, in the future, may result in a loss of anticipated revenues. A loss of such revenues could materially and adversely impact our results of operations and financial condition. Significant changes in national and international policies or priorities for defense spending, as well as the potential impact of sequestration, could affect the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.  In addition, because our U.S. Government contracts generally require us to continue to perform even if the U.S. Government is unable to make timely payments, we may need to finance our continued performance for the impacted contracts from our other resources on an interim basis.  An extended delay in the timely payment by the U.S. Government could have a material adverse effect on our liquidity.
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
As a U.S. Government contractor, we are subject to procurement rules and regulations; our failure to comply with these rules and regulations could adversely affect our business.
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
Strategic Risks
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
Business and Operational Risks
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
During 2020, we derived approximately 32% of our revenues from international business, including U.S. exports. Conducting business internationally exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries.  Risks related to international operations include import, export, economic sanctions and other trade restrictions; changing U.S. and foreign procurement policies and practices; changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements; potential retaliatory tariffs imposed by foreign countries against U.S. goods; impacts related to the voluntary exit of the United Kingdom from the European Union (Brexit); restrictions on technology transfer; difficulties in protecting intellectual property; increasing complexity of employment and environmental, health and safety regulations; foreign investment laws; exchange controls; repatriation of earnings or cash settlement challenges; compliance with increasingly rigorous data privacy and protection laws; competition from foreign and multinational firms with home country advantages; economic and government instability, acts of terrorism and related safety concerns.  The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
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
Natural disasters, including hurricanes, fires, tornados, floods and other forms of severe weather, the intensity and frequency of which are being exacerbated by climate change, other impacts of climate change, such as rising sea waters, as well as other events outside of our control including public health crises or pandemics, power outages and industrial accidents, have in the past and could in the future disrupt our operations and adversely affect our business. Any of these events could result in physical damage to and/or complete or partial closure of one or more of our facilities, temporary or long-term disruption of our operations or the operations of our suppliers by causing business interruptions or by impacting the availability and cost of materials needed for manufacturing or otherwise impacting our ability to deliver products and services to our customers. Existing insurance arrangements may not provide full protection for the costs that may arise from such events. The occurrence of any of these events could materially increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.
Financial Risks
If our Finance segment has difficulty collecting on its finance receivables, our financial performance could be adversely affected.
The financial performance of our Finance segment depends on the quality of loans, leases and other assets in its portfolio. Portfolio quality can be adversely affected by several factors, including finance receivable underwriting procedures, collateral value, geographic or industry concentrations, and the effect of general economic conditions such as the recent deterioration of the economy due to the impact from the COVID-19 pandemic. The pandemic has resulted in disruptions in the ability of many of our customers to conduct business effectively because of illness, quarantines, government shut-down orders, facility closures, reduced customer demand or other restrictions. As a result, our Finance segment has modified a significant number of the loans in its portfolio in order to provide temporary payment relief to its customers. In addition, the Finance segment has provided extended payment relief to certain customers. These modifications will delay our ultimate recovery on these assets. In addition, a substantial number of the originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S. Cross-border transactions present additional challenges and risks in the event of borrower default, which can result in difficulty or delay in collecting on the related finance receivables. Should current economic conditions persist or worsen, our

Finance segment may have difficulty successfully collecting on its finance receivable portfolio, and as a result our cash flow, results of operations and financial condition could be adversely affected.
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
Risks Related to Regulatory and Legal Matters
We are subject to increasing compliance risks that could adversely affect our operating results.
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
Increased regulation related to global climate change could negatively affect our business.
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
Intellectual property infringement claims are, from time to time, asserted by third parties against us or our customers. Any related indemnification payments or legal costs we are obliged to pay on behalf of our businesses, our customers or other third parties can be costly. Infringement claims also have resulted in legal restrictions on our businesses engaging in sales of allegedly infringing products. If such a restriction were imposed upon a material product line, our business and results of operations could be adversely impacted. In addition, we own the rights to many patents, trademarks, brand names, trade names and trade secrets that are important to our business. The inability to enforce these intellectual property rights could have an adverse effect on our results of operations. Additionally, our intellectual property could be at risk due to cybersecurity threats.
Risks Related to Human Capital
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
Approximately 6,800, or 28%, of our U.S. employees are unionized, and many of our non-U.S. employees are represented by organized councils. As a result, from time to time we experience work stoppages, which can negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, loss or delay of revenues and/or increased cost. The presence of unions also may limit our flexibility in responding to competitive pressures in the marketplace. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
On January 2, 2021, we operated a total of 54 plants located throughout the U.S. and 49 plants outside the U.S. We own 59 plants and lease the remainder for a total manufacturing space of approximately 23.9 million square feet. We consider the productive capacity of the plants operated by each of our business segments to be adequate. We also own or lease offices, warehouses, training and service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.
Item 3. Legal Proceedings
As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 4, 2020, on August 22, 2019, a purported shareholder class action lawsuit was filed in the United States District Court in the Southern District of New York against Textron, its Chairman and Chief Executive Officer and its Chief Financial Officer. The suit, filed by Building Trades Pension Fund of Western Pennsylvania, alleges that the defendants violated the federal securities laws by making materially false and misleading statements and concealing material adverse facts related to the Arctic Cat acquisition and integration. The complaint seeks unspecified compensatory damages. On November 12, 2019, the Court appointed IWA Forest Industry Pension Fund (IWA) as the sole lead plaintiff in the case. On December 24, 2019, IWA filed an Amended Complaint in the now entitled In re Textron Inc. Securities Litigation. On February 14, 2020, IWA filed a Second Amended Complaint, and on March 6, 2020, Textron filed a motion to dismiss the Second Amended Complaint. On July 20, 2020, the Court granted Textron’s motion to dismiss and closed the case. On August 18, 2020, plaintiffs filed a notice of appeal contesting the dismissal, which Textron has opposed. That appeal remains pending.
As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, on February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against Textron Financial Corporation (TFC), Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. On November 9, 2012, the Court dismissed all claims against TFC. The trustee appealed, and on August 23, 2016, the 6th Circuit Court of Appeals reversed the dismissal in part and remanded certain claims back to the trial court. On September 27, 2018, after reconsidering the remanded claims which were based upon civil conspiracy and intentional fraudulent transfer, the trial court granted partial summary judgment in favor of TFC, dismissing the Trustee’s civil conspiracy claim, as well as a portion of the Trustee’s claim for intentional fraudulent transfer, leaving only a portion of the intentional fraudulent transfer claim to be adjudicated. A trial for this matter was held in February 2020, and on March 10, 2020, the jury returned a verdict in favor of TFC and against the Trustee. On the same day, the Court entered judgment in TFC's favor. On March 23, 2020, the Trustee filed a notice of appeal, which Textron has opposed. That appeal remains pending.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol "TXT." At January 2, 2021, there were approximately 7,600 record holders of Textron common stock.
Issuer Repurchases of Equity Securities
The following provides information about our fourth quarter 2020 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
October 4, 2020 – November 7, 2020	75	$38.60	75	24,050
November 8, 2020 – December 5, 2020	1,205	43.56	1,205	22,845
December 6, 2020 – January 2, 2021	1,555	47.49	1,555	21,290
Total	2,835	$45.58	2,835
* These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that was announced on February 25,2020, which had no expiration date.
Stock Performance Graph
The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2015 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

	2015	2016	2017	2018	2019	2020
Textron Inc.	$100.00	$115.82	$135.19	$109.20	$107.20	$116.07
S&P 500	100.00	111.96	136.40	129.31	171.74	203.04
S&P 500 A&D	100.00	118.90	168.11	152.51	209.19	169.05
S&P 500 Industrials	100.00	110.12	134.97	129.69	173.16	212.71

Item 6. Selected Financial Data

(Dollars in millions, except per share amounts)	2020	2019	2018	2017	2016
Revenues (a)
Textron Aviation	$3,974	$5,187	$4,971	$4,686	$4,921
Bell	3,309	3,254	3,180	3,317	3,239
Textron Systems	1,313	1,325	1,464	1,840	1,756
Industrial	3,000	3,798	4,291	4,286	3,794
Finance	55	66	66	69	78
Total revenues	$11,651	$13,630	$13,972	$14,198	$13,788
Segment profit
Textron Aviation	$16	$449	$445	$303	$389
Bell	462	435	425	415	386
Textron Systems	152	141	156	139	186
Industrial	111	217	218	290	329
Finance	10	28	23	22	19
Total segment profit	751	1,270	1,267	1,169	1,309
Corporate expenses and other, net	(122)	(110)	(119)	(132)	(172)
Interest expense, net for Manufacturing group	(145)	(146)	(135)	(145)	(138)
Special charges (b)	(147)	(72)	(73)	(130)	(123)
Inventory charge (c)	(55)	—	—	—	—
Gain on business disposition (d)	—	—	444	—	—
Income tax (expense) benefit (e)	27	(127)	(162)	(456)	(33)
Income from continuing operations	$309	$815	$1,222	$306	$843
Earnings per share
Basic earnings per share — continuing operations	$1.35	$3.52	$4.88	$1.15	$3.11
Diluted earnings per share — continuing operations	$1.35	$3.50	$4.83	$1.14	$3.09
Basic average shares outstanding (in thousands)	228,536	231,315	250,196	266,380	270,774
Diluted average shares outstanding (in thousands)	228,979	232,709	253,237	268,750	272,365
Common stock information
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
Book value at year-end	$25.81	$24.21	$22.04	$21.60	$20.62
Price at year-end	$48.33	$44.74	$45.65	$56.59	$48.56
Financial position
Total assets	$15,443	$15,018	$14,264	$15,340	$15,358
Manufacturing group debt	$3,707	$3,124	$3,066	$3,088	$2,777
Finance group debt	$662	$686	$718	$824	$903
Shareholders’ equity	$5,845	$5,518	$5,192	$5,647	$5,574
Manufacturing group debt-to-capital (net of cash)	21%	26%	29%	26%	23%
Manufacturing group debt-to-capital	39%	36%	37%	35%	33%
Investment data
Capital expenditures	$317	$339	$369	$423	$446
Manufacturing group depreciation	$325	$346	$358	$362	$368
(a)At the beginning of 2018, we adopted ASC 606 using a modified retrospective basis and as a result, the comparative information has not been restated and is reported under the accounting standards in effect for these years.
(b)In 2020, special charges included $108 million recorded under a restructuring plan, primarily impacting the TRU Simulation + Training (TRU) business within the Textron Systems segment, and the Textron Aviation and Industrial segments, and $39 million of charges related to the impairment of indefinite-lived trade name intangible assets, primarily in the Textron Aviation segment. In 2019, $72 million was recorded under a restructuring plan principally impacting the Industrial and Textron Aviation segments. In 2018, $73 million was recorded under a restructuring plan for the Specialized Vehicles businesses within our Industrial segment. In 2017 and 2016, special charges included $90 million and $123 million, respectively, related to our 2016 restructuring plan and $40 million in 2017, for a restructuring plan related to the Arctic Cat acquisition.
(c)In connection with the 2020 restructuring plan, we ceased manufacturing at TRU's facility in Montreal, Canada, resulting in the production suspension of its commercial air transport simulators. As a result of market conditions and the cessation of manufacturing at this facility, we incurred a $55 million charge to write-down the related inventory to its net realizable value.
(d)In 2018, we completed the sale of the Tools and Test Equipment product line which resulted in an after-tax gain of $419 million.
(e)In 2017, income tax expense included a $266 million charge to reflect our provisional estimate of the net impact of the Tax Cuts and Jobs Act. We completed our analysis of this legislation in the fourth quarter of 2018 and recorded a $14 million benefit. In 2016, we recognized a benefit of $319 million, inclusive of interest, of which $206 million is attributable to continuing operations and $113 million is attributable to discontinued operations. This benefit was a result of the final settlement with the Internal Revenue Service Office of Appeals for our 1998 to 2008 tax years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
During 2020, the global pandemic caused by the novel coronavirus, known as “COVID-19”, led to worldwide facility closures, workforce disruptions, supply chain destabilizations, reduced demand for many products and services, volatility in the capital markets and uncertainty in the economic outlook. Our operations experienced and continue to experience various degrees of disruption due to the unprecedented conditions surrounding the pandemic. While some of our commercial manufacturing facilities had temporarily closed during the first quarter of 2020 through the latter part of the second quarter due to reduced demand for certain of our products, substantially all manufacturing activities had resumed in the third quarter. In the second half of the year, our commercial businesses have generally experienced an increase in customer demand compared with the first half of 2020. However, demand has not returned to pre-pandemic levels.
In the first quarter of 2020, following the onset of the pandemic, we strengthened our cash position by issuing $650 million in senior debt and by borrowing $500 million under a new 364-Day Term Loan Credit Agreement. We also temporarily suspended share repurchases and took other measures to reduce costs and conserve cash, including employee furloughs at many of our commercial businesses and at corporate headquarters, reducing capital expenditures and delaying certain research and development projects. In the second quarter, we continued most of the measures taken in the first quarter to reduce costs and conserve cash and initiated a restructuring plan at certain of our businesses to further reduce costs. During the remainder of the year, we continued our focus on managing our businesses through the impacts of the pandemic while investing in future products and technologies. Key financial highlights for 2020 include:
•Generated $833 million of net cash from operating activities from our manufacturing businesses.
•Maintained a strong cash position with $2.3 billion in cash and equivalents at the end of the year.
•Invested $317 million in capital expenditures and $549 million in research and development projects.
•Repurchased 4.1 million shares of our common stock.
While we expect our commercial businesses, which have been adversely impacted by the pandemic, to slowly recover with the broader economic recovery, we cannot reasonably estimate when customer demand for our products and services may return to pre-pandemic levels. There are many uncertainties regarding the pandemic, and we continue to closely monitor the impact of the pandemic on all aspects of our business, including how it is impacting our customers, employees, suppliers, vendors, business partners and distribution channels. See Item 1A. Risk Factors for additional risks and uncertainties related to the pandemic’s impact on our business. The ultimate extent of the effects of the pandemic on the company and our consolidated financial position is uncertain and will depend on future developments, including the length and severity of the pandemic, and such effects could exist for an extended period of time, even after the pandemic ends.

For an overview of our business segments, including a discussion of our major products and services, refer to Item 1. Business. A discussion of our financial condition and operating results for 2020 compared with 2019 is provided below, while a discussion of 2019 compared with 2018 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 4, 2020. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Financial Statements and Supplementary Data.
Consolidated Results of Operations

				% Change
(Dollars in millions)	2020	2019	2018	2020	2019
Revenues	$11,651	$13,630	$13,972	(15)%	(2)%
Cost of sales	10,094	11,406	11,594	(12)%	(2)%
Gross margin as a percentage of Manufacturing revenues	13.0%	15.9%	16.6%
Selling and administrative expense	1,045	1,152	1,275	(9)%	(10)%
Interest expense	166	171	166	(3)%	3%

Revenues
Revenues decreased $2.0 billion, 15%, in 2020, compared with 2019. The revenue decrease included the following factors:
•Textron Aviation revenues were lower by $1.2 billion, largely due to lower Citation jet and commercial turboprop volume of $916 million, reflecting a decline in demand related to the pandemic, and lower aftermarket volume of $337 million, reflecting lower aircraft utilization resulting from the pandemic.
•Industrial revenues were lower by $798 million, largely due to lower volume in the Fuel Systems and Functional Components product line, primarily due to manufacturing facility closures in the first half of 2020, and lower volume and mix in the Specialized Vehicles product line, primarily reflecting a decline in demand related to the pandemic.
•Bell revenues were higher by $55 million, due to higher military revenues of $225 million, largely reflecting spares and logistics support, partially offset by lower commercial revenues.
Cost of Sales and Selling and Administrative Expense
Cost of sales decreased $1.3 billion, 12%, in 2020, compared with 2019, largely due to lower net volume and mix described above. The decrease in cost of sales was partially offset by idle facility costs of $142 million, primarily at the Textron Aviation segment, reflecting unfavorable absorption of manufacturing costs attributable to abnormally low production levels resulting from the pandemic and temporary manufacturing facility closures, and a $55 million inventory charge related to the TRU business discussed in Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Gross margin as a percentage of Manufacturing revenues decreased 290 basis points in 2020, compared with 2019, primarily due to lower margin at the Textron Aviation segment reflecting unfavorable impacts from the pandemic, including the idle facility costs and inventory valuation charges.
Selling and administrative expense decreased $107 million, 9%, in 2020, compared with 2019, primarily due to cost reduction activities across our manufacturing segments, principally at the Textron Aviation and Industrial segments.
Special Charges
Special charges of $147 million and $72 million in 2020 and 2019, respectively, primarily include restructuring activities and intangible asset impairment charges as described in Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Income Taxes

	2020	2019	2018
Effective tax rate	(9.6%)	13.5%	11.7%
In 2020, the effective tax rate of (9.6)% was lower than the U.S. federal statutory tax rate of 21%, primarily due to an audit settlement with respect to certain state income tax returns that resulted in a $52 million benefit and the favorable impact of research credits. In 2019, the effective tax rate of 13.5% was lower than the U.S. federal statutory tax rate of 21%, primarily due to $61 million in benefits recognized for additional tax credits related to prior years as a result of the completion of a research and development tax credit analysis.
For a full reconciliation of our effective tax rate to the U.S. federal statutory tax rate, see Note 18 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Segment Analysis
We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions, special charges and an inventory charge related to the 2020 COVID-19 restructuring plan, as discussed in Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.  Operating expenses for the Manufacturing segments include cost of sales, selling and administrative expense and other non-service components of net periodic benefit cost/(credit), and exclude certain corporate expenses and special charges.
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
Approximately 30% of our 2020 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program.  For our segments that contract with the U.S. Government, changes in revenues related to these contracts are expressed in terms of volume.  Changes in segment profit for these contracts are typically expressed in terms of volume and mix and performance; these include cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.
Textron Aviation

				% Change
(Dollars in millions)	2020	2019	2018	2020	2019
Revenues:
Aircraft	$2,714	$3,592	$3,435	(24)%	5%
Aftermarket parts and services	1,260	1,595	1,536	(21)%	4%
Total revenues	3,974	5,187	4,971	(23)%	4%
Operating expenses	3,958	4,738	4,526	(16)%	5%
Segment profit	16	449	445	(96)%	1%
Profit margin	0.4%	8.7%	9.0%
Backlog	$1,603	$1,714	$1,791	(6)%	(4)%

Textron Aviation Revenues and Operating Expenses
Factors contributing to the 2020 year-over-year revenue change are provided below:

(In millions)	2020 versus 2019
Volume and mix	$(1,218)
Pricing	5
Total change	$(1,213)

Textron Aviation’s revenues decreased $1.2 billion, 23%, in 2020, compared with 2019, largely due to lower Citation jet volume of $688 million and lower commercial turboprop volume of $228 million, reflecting a decline in demand related to the pandemic, and lower aftermarket volume of $337 million, reflecting lower aircraft utilization resulting from the pandemic. We delivered 132 Citation jets and 113 commercial turboprops in 2020, compared with 206 Citation jets and 176 commercial turboprops in 2019.

Textron Aviation’s operating expenses decreased $780 million, 16%, in 2020, compared with 2019, largely due to lower volume and mix described above. A favorable impact from cost reduction activities, including employee furloughs and other actions, was more than offset by $115 million of idle facility costs recognized in the period and higher inventory valuation charges of $60 million, largely resulting from the pandemic. Idle facility costs reflect unfavorable absorption of manufacturing costs attributable to abnormally low production levels resulting from the pandemic and temporary manufacturing facility closures.

Textron Aviation Segment Profit
Factors contributing to 2020 year-over-year segment profit change are provided below:

(In millions)	2020 versus 2019
Volume and mix	$(347)
Inflation and pricing	(45)
Performance	(41)
Total change	$(433)
Textron Aviation’s segment profit decreased $433 million, in 2020, compared with 2019, due to the impact from lower volume and mix described above. Performance includes $115 million of idle facility costs, described above, and higher inventory valuation charges of $60 million, largely resulting from the pandemic, partially offset by a favorable impact from cost reduction activities described above.
Bell

				% Change
(Dollars in millions)	2020	2019	2018	2020	2019
Revenues:
Military aircraft and support programs	$2,213	$1,988	$2,030	11%	(2)%
Commercial helicopters, parts and services	1,096	1,266	1,150	(13)%	10%
Total revenues	3,309	3,254	3,180	2%	2%
Operating expenses	2,847	2,819	2,755	1%	2%
Segment profit	462	435	425	6%	2%
Profit margin	14.0%	13.4%	13.4%
Backlog	$5,342	$6,902	$5,837	(23)%	18%
Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production and support stage and represent a significant portion of Bell’s revenues from the U.S. Government.
Bell Revenues and Operating Expenses
Factors contributing to the 2020 year-over-year revenue change are provided below:

(In millions)	2020 versus 2019
Volume and mix	$41
Other	14
Total change	$55
Bell’s revenues increased $55 million, 2%, in 2020, compared with 2019, due to higher military revenues of $225 million, largely reflecting spares and logistics support, partially offset by lower commercial revenues. We delivered 140 commercial helicopters in 2020, compared with 201 commercial helicopters in 2019.
Bell’s operating expenses increased $28 million, 1%, in 2020, compared with 2019, primarily due to higher net volume and mix as described above.
Bell Segment Profit
Factors contributing to 2020 year-over-year segment profit change are provided below:

(In millions)	2020 versus 2019
Volume and mix	$16
Performance and other	11
Total change	$27
Bell’s segment profit increased $27 million, 6%, in 2020, compared with 2019, primarily due to the impact from higher volume and mix described above, and a favorable impact from performance and other of $11 million. Performance and other includes lower research and development and selling and administrative costs, partially offset by $25 million in lower net favorable program adjustments.
Bell Backlog
Bell’s backlog decreased $1.6 billion, 23%, in 2020, primarily as a result of revenues recognized on our U.S. Government contracts in excess of new contracts received.
Textron Systems

				% Change
(Dollars in millions)	2020	2019	2018	2020	2019
Revenues	$1,313	$1,325	$1,464	(1)%	(9)%
Operating expenses	1,161	1,184	1,308	(2)%	(9)%
Segment profit	152	141	156	8%	(10)%
Profit margin	11.6%	10.6%	10.7%
Backlog	$2,556	$1,211	$1,469	111%	(18)%
Textron Systems Revenues and Operating Expenses
Factors contributing to the 2020 year-over-year revenue change are provided below:

(In millions)	2020 versus 2019
Volume	$(16)
Other	4
Total change	$(12)
Revenues at Textron Systems decreased $12 million in 2020, compared with 2019, primarily due to lower volume of $36 million in the Simulation, Training and Other product line and $29 million in the Marine and Land Systems product line, partially offset by higher volume of $49 million in the Unmanned Systems product line. Within the Simulation, Training and Other product line, lower volume of $107 million in the TRU Simulation + Training business, largely due to a decline in demand and order cancellations related to the pandemic, was largely offset by higher volumes at other businesses included in this product line.
Textron Systems’ operating expenses decreased $23 million, 2%, in 2020, compared with 2019, primarily due to lower net volume described above.
Textron Systems Segment Profit
Factors contributing to 2020 year-over-year segment profit change are provided below:

(In millions)	2020 versus 2019
Volume and mix	$13
Performance and other	(2)
Total change	$11
Textron Systems’ segment profit increased $11 million, 8%, in 2020, compared with 2019, primarily due to favorable product mix. Performance and other includes the impact of an $18 million gain recognized in the second quarter of 2019 related to our contribution of assets to a training business formed with FlightSafety International, Inc.
Textron Systems Backlog
Backlog at Textron Systems’ increased $1.3 billion in 2020, primarily due to new contracts received in excess of revenues recognized across all product lines.

Industrial

				% Change
(Dollars in millions)	2020	2019	2018	2020	2019
Revenues:
Fuel Systems and Functional Components	$1,751	$2,237	$2,352	(22)%	(5)%
Specialized Vehicles	1,249	1,561	1,691	(20)%	(8)%
Tools and Test Equipment	—	—	248	—%	(100)%
Total revenues	3,000	3,798	4,291	(21)%	(11)%
Operating expenses	2,889	3,581	4,073	(19)%	(12)%
Segment profit	111	217	218	(49)%	—%
Profit margin	3.7%	5.7%	5.1%
Industrial Revenues and Operating Expenses
Factors contributing to the 2020 year-over-year revenue change are provided below:

(In millions)	2020 versus 2019
Volume and mix	$(817)
Foreign exchange	7
Other	12
Total change	$(798)
Industrial segment revenues decreased $798 million, 21%, in 2020, compared with 2019, largely due to lower volume and mix, in both product lines. Lower volume in the Fuel Systems and Functional Components product line was primarily related to manufacturing facility closures in the first half of 2020 as a result of the pandemic. As our OEM customers reopened and resumed production, all of our manufacturing facilities had reopened by the end of the second quarter. In the Specialized Vehicles product line, lower volume and mix was primarily related to reduced demand in the ground support equipment business, which has been impacted by the reduction in global air travel, as well as reduced demand in certain consumer and commercial markets that have been impacted by the pandemic.
Operating expenses for the Industrial segment decreased $692 million, 19%, in 2020 compared with 2019, primarily due to lower volume and mix described above.
Industrial Segment Profit
Factors contributing to 2020 year-over-year segment profit change are provided below:

(In millions)	2020 versus 2019
Volume and mix	$(195)
Performance	61
Pricing and inflation	26
Foreign exchange	2
Total change	$(106)
Segment profit for the Industrial segment decreased $106 million in 2020, compared with 2019, largely resulting from lower volume and mix described above, partially offset by favorable performance of $61 million. Performance includes the impact from cost reduction activities, partially offset by idle facility costs of $27 million recognized in 2020, reflecting unfavorable absorption of manufacturing costs attributable to abnormally low production levels resulting from the pandemic and temporary manufacturing facility closures.

Finance

(In millions)	2020	2019	2018
Revenues	$55	$66	$66
Segment profit	10	28	23
Finance segment revenues decreased $11 million in 2020, compared with 2019, and segment profit decreased $18 million in 2020, compared with 2019, primarily due to higher provision for loan losses. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	January 2, 2021	January 4, 2020
Finance receivables	$779	$707
Allowance for credit losses	35	25
Ratio of allowance for credit losses to finance receivables	4.49%	3.54%
Nonaccrual finance receivables	93	39
Ratio of nonaccrual finance receivables to finance receivables	11.94%	5.52%
60+ days contractual delinquency	29	17
60+ days contractual delinquency as a percentage of finance receivables	3.72%	2.40%
The Finance segment has provided temporary payment relief through loan modifications at the request of certain customers and continues to work with certain customers to provide extended payment relief as needed. If the current economic conditions continue to persist or worsen, we may experience increased customer delinquencies, however, we believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts. Loan modifications and key portfolio quality indicators are discussed in Note 4 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	January 2, 2021	January 4, 2020
Manufacturing group
Cash and equivalents	$2,146	$1,181
Debt	3,707	3,124
Shareholders’ equity	5,845	5,518
Capital (debt plus shareholders’ equity)	9,552	8,642
Net debt (net of cash and equivalents) to capital	21%	26%
Debt to capital	39%	36%
Finance group
Cash and equivalents	$108	$176
Debt	662	686
The unprecedented conditions surrounding the COVID-19 pandemic led to volatility in the capital markets and uncertainty in the economic outlook, in addition to causing various degrees of disruption in our operations. In light of these conditions, we have strengthened our cash position since the onset of the pandemic by taking various measures to reduce costs and conserve cash, and by increasing our borrowings as discussed below. Given our strengthened liquidity position and stabilization of the capital markets in the second half of 2020, we reactivated our share repurchase plan in the fourth quarter. We believe that we will have sufficient cash to meet our needs based on our existing cash balances, the cash we expect to generate from our manufacturing operations and the availability of our existing credit facility.
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At January 2, 2021 and January 4, 2020, there were no amounts borrowed against the facility and there were $9 million and $10 million, respectively, of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. In March 2020, we issued $650 million in SEC-registered fixed-rate notes due June 2030, with an annual interest rate of 3.00%. In August 2020, we issued $500 million of SEC-registered fixed-rate notes due March 2031 with an annual interest rate of 2.45%, the proceeds of which were used to repay $500 million of outstanding borrowings under a new 364-Day Term Loan Credit Agreement entered into in April 2020.
In September 2020, the Finance Group’s $150 million variable-rate loan due December 2020 was amended to extend its maturity date to September 2021, with an option to extend for an additional year. The annual interest rate was modified from the London interbank offered rate (LIBOR) plus 1.125% to LIBOR plus 1.55%, which is an annual interest rate of 1.70% at January 2, 2021.
Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2020	2019	2018
Operating activities	$833	$960	$1,127
Investing activities	(277)	(329)	539
Financing activities	393	(439)	(1,738)
Cash flows from operating activities were $833 million in 2020 compared with $960 million in 2019, a decrease of $127 million. The change in cash flows primarily reflected an $893 million year over year increase in cash used to settle accounts payable, principally at the Textron Aviation segment, and lower earnings, partially offset by a $753 million reduction in cash used for inventories, primarily at the Textron Aviation segment, a $299 million increase in cash flows from contract assets/liabilities, primarily at the Bell segment, and other favorable improvements in working capital accounts.
Net tax payments were $34 million and $120 million in 2020 and 2019, respectively. Pension contributions were $47 million and $51 million in 2020 and 2019, respectively.
In 2020 and 2019, investing cash flows included capital expenditures of $317 million and $339 million, respectively. Cash flows provided by financing activities in 2020 primarily included $1.1 billion of net proceeds from the issuance of long-term debt and $377 million of proceeds from borrowings against corporate-owned life insurance policies. These cash inflows were partially offset by $548 million of payments on long-term debt, $377 million of payments on borrowings against corporate-owned life insurance policies, and $183 million of cash paid to repurchase an aggregate of 4.1 million shares of our common stock under both a prior 2018 share repurchase plan and a 2020 share repurchase plan described below.  In 2019, cash flows used in financing activities primarily included $503 million of cash paid to repurchase an aggregate of 10.0 million shares of our outstanding common stock under a 2018 share repurchase authorization and $252 million of payments on long-term debt, partially offset by net proceeds of $301 million from the issuance of long-term debt.
On February 25, 2020, our Board of Directors authorized the repurchase of up to 25 million shares of our common stock. This plan allows us to opportunistically repurchase shares and to continue our practice of repurchasing shares to offset the impact of dilution from shares issued under compensation and benefit plans. The 2020 plan has no expiration date and replaced the prior 2018 share repurchase authorization.
Dividend payments to shareholders totaled $18 million in both 2020 and 2019. In 2019, dividends of $50 million received from the Finance group are included within cash flows from operating activities for the Manufacturing group as they represent a return on investment.

Finance Group Cash Flows
The cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2020	2019	2018
Operating activities	$13	$34	$14
Investing activities	(48)	135	99
Financing activities	(33)	(113)	(176)
The Finance group’s cash flows from operating activities were $13 million in 2020, compared with $34 million in 2019, a decrease of $21 million, primarily reflecting higher net tax payments and lower earnings. Cash flows from investing activities primarily included collections on finance receivables totaling $128 million and $277 million in 2020 and 2019, respectively, partially offset by finance receivable originations of $195 million and $184 million, respectively.
Cash flows used in financing activities included payments on long-term and nonrecourse debt of $45 million and $51 million in 2020 and 2019, respectively.  Dividend payments to the Manufacturing group totaled $50 million in 2019.
Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2020	2019	2018
Operating activities	$769	$1,016	$1,109
Investing activities	(248)	(266)	620
Financing activities	360	(502)	(1,864)
Consolidated cash flows from operating activities were $769 million in 2020, compared with $1.0 billion in 2019, a decrease of $247 million. The change in cash flows primarily reflected an $893 million year over year increase in cash used to settle accounts payable, principally at the Textron Aviation segment, lower earnings, and a $134 million net cash outflow from captive finance receivables, partially offset by a $726 million reduction in cash used for inventories, primarily at the Textron Aviation segment, a $299 million increase in cash flows from contract assets/liabilities, primarily at the Bell segment, and other favorable improvements in working capital accounts.
Net tax payments were $42 million and $121 million in 2020 and 2019, respectively.  Pension contributions were $47 million and $51 million in 2020 and 2019, respectively.
In 2020 and 2019, investing cash flows included capital expenditures of $317 million and $339 million, respectively. Cash flows provided by financing activities in 2020 primarily included $1.1 billion of net proceeds from the issuance of long-term debt and $377 million from borrowings against corporate-owned life insurance policies. These cash inflows were partially offset by $593 million of payments on outstanding debt, $377 million of payments on borrowings against corporate-owned life insurance policies, and $183 million of share repurchases. In 2019, cash flows used in financing activities primarily included $503 million of share repurchases and $303 million of payments on outstanding debt, partially offset by $301 million of proceeds from the issuance of long-term debt.
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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

(In millions)	2020	2019	2018
Reclassification adjustments from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(195)	$(184)	$(177)
Cash received from customers	106	229	199
Other	12	27	(4)
Total reclassification adjustments from investing activities	(77)	72	18
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	—	(50)	(50)
Total reclassification adjustments to cash flow from operating activities	$(77)	$22	$(32)
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2020 and 2019 to maintain compliance with the support agreement.
Contractual Obligations
Manufacturing Group
The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Manufacturing group as of January 2, 2021:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Debt	$3,731	$509	$16	$718	$2,488
Purchase obligations not reflected in balance sheet	3,103	2,284	774	45	—
Interest on borrowings	819	134	225	194	266
Operating leases	456	59	97	68	232
Pension benefits for unfunded plans	440	28	54	50	308
Postretirement benefits other than pensions	230	23	42	36	129
Other long-term liabilities	293	63	104	30	96
Total Manufacturing group	$9,072	$3,100	$1,312	$1,141	$3,519
Pension and Postretirement Benefits
We maintain defined benefit pension plans and postretirement benefit plans other than pensions as described in Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Included in the above table are discounted estimated benefit payments we expect to make related to unfunded pension and other postretirement benefit plans. Actual benefit payments are dependent on a number of factors, including mortality assumptions, expected retirement age, rate of compensation increases and medical trend rates, which are subject to change in future years. Our policy for funding pension plans is to make contributions annually, consistent with applicable laws and regulations; however, future contributions to our pension plans are not included in the above table.  In 2021, we expect to make approximately $22 million of contributions to our funded pension plans. Based on our current assumptions, which may vary with changes in market conditions, our current contribution for each of the years from 2022 through 2025 is estimated to be approximately $51 million under the plan provisions in place at this time.
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
Purchase Obligations
Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates. Approximately 42% of the purchase obligations we disclose represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.
Finance Group
The following table summarizes the known contractual obligations, as defined by reporting regulations, of our Finance group as of January 2, 2021:

		Payments Due by Period
(In millions)	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Term debt	$368	$13	$332	$20	$3
Subordinated debt	294	—	—	—	294
Interest on borrowings	140	15	19	12	94
Total Finance group	$802	$28	$351	$32	$391
Critical Accounting Estimates
To prepare our Consolidated Financial Statements to be in conformity with generally accepted accounting principles, we must make complex and subjective judgments in the selection and application of accounting policies. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are listed below. We believe these policies require our most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, which includes other significant accounting policies.
Revenue Recognition
A substantial portion of our revenues is related to long-term contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program, for the design, development, manufacture or modification of aerospace and defense products as well as related parts and services. We generally use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of control to the customer that occurs as we incur costs on our contracts. Under this measure, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the estimated costs at completion of the performance obligation, and revenue is recorded proportionally as costs are incurred.
Approximately 75% of our 2020 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit and could potentially incur a loss.
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

(In millions)	2020	2019	2018
Gross favorable	$148	$173	$249
Gross unfavorable	(76)	(82)	(53)
Net adjustments	$72	$91	$196
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
Goodwill
We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate a potential impairment of a reporting unit. A reporting unit represents the operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment, in which case such component is the reporting unit. In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics.
We calculate the fair value of each reporting unit using discounted cash flows. These cash flows incorporate assumptions for revenue growth rates, operating margins and discount rates that represent our best estimates of current and forecasted market conditions, cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a business having similar risks and characteristics to the reporting unit being assessed. The revenue growth rates and operating margins are based on our strategic plans and long-range planning forecasts. The long-term revenue growth rate we use to determine the terminal value of the business is based on our assessment of its minimum expected terminal growth rate, as well as its past historical growth and broader economic considerations such as gross domestic product, inflation and the maturity of the markets we serve. The discount rates utilized in this analysis are based on each reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that an independent investor or market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.
If the reporting unit’s estimated fair value exceeds its carrying value, there is no impairment, and no further analysis is performed. Otherwise, an impairment loss is recognized in an amount equal to that excess carrying value over the estimated fair value amount. Based on our annual impairment review, the fair value of all of our reporting units exceeded their carrying values, and we do not believe that there is a reasonable possibility that any units might fail the impairment test in the foreseeable future.
Retirement Benefits
We sponsor funded and unfunded domestic and international pension and postretirement plans for certain of our employees. Beginning on January 1, 2010, we initiated actions to commence the closure of the pension plans to new entrants. We provide employees hired subsequent to these closures with defined contribution benefits. Our pension and postretirement benefit obligations are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses or benefits include the expected long-term rates of return on plan assets, discount rates and healthcare cost projections. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increases. We evaluate and update these assumptions annually.

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will increase pension expense.  For 2020 and 2019, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 7.55%. For 2020, the assumed rate of return for our domestic plans, which represent approximately 90% of our total pension assets, was 7.75%.  For 2021, to reflect the impact of current expectations of long-term market conditions on certain investment returns, we have assumed a long-term rate of return for our domestic plans of 7.25%. The change in this assumption will increase pension cost for our domestic plans by approximately $35 million.
The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and increases pension expense.  In 2020, the weighted-average discount rate used in calculating pension expense was 3.36%, compared with 4.24% in 2019.  For our domestic plans, the assumed discount rate was 3.45% in 2020, compared with 4.35% in 2019. A decrease of 50 basis-points in this weighted-average discount rate in 2020 would have increased pension cost for our domestic plans by approximately $64 million.
Actuarial gains and losses, representing differences between the assumptions utilized to develop estimated obligations and actual results or experience, that exceed 10% of the higher of the market related value of assets or the benefit obligation in a year, are initially recognized as a component of accumulated other comprehensive income (loss) and amortized over future years as a component of our annual benefit cost. We amortize actuarial differences over the average remaining service period of eligible employees. If all or almost all of a plan’s participants are inactive or are not accruing additional benefits, we amortize these differences over the average remaining life expectancy of the plan participants. As of the end of 2020, almost all of the participants in one of our domestic plans, the Textron Master Retirement Plan (TMRP), are no longer active. Beginning in 2021, actuarial gains and losses for this plan will be amortized over the remaining life expectancy of the participants. A change in the TMRP amortization period in 2021 from 7 years to 20 years will reduce pension cost by approximately $85 million. The deferral of these differences reduces the volatility of our annual benefit cost that can result either from year-to-year changes in the assumptions or from actual results that are not necessarily representative of the long-term financial position of these plans.
The trend in healthcare costs is difficult to estimate and has an important effect on postretirement liabilities. The 2020 medical and prescription drug cost trend rates represent the weighted-average annual projected rate of increase in the per capita cost of covered benefits. In 2020, we assumed a trend rate of 7% for both medical and prescription drug cost and assumed this rate would gradually decline to 5% by 2024 and then remain at that level.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage our foreign currency transaction exposures by entering into foreign currency exchange contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign currency exchange contracts was $318 million and $342 million at January 2, 2021 and January 4, 2020, respectively. We also may hedge exposures to certain of our foreign currency assets and earnings by funding those asset positions with debt in the same foreign currency so the exposures are naturally offset.
Interest Rate Risk
Our financial results are affected by changes in interest rates. As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures. We continually monitor our mix of these exposures and adjust the mix, as necessary. For our Finance group, we generally limit our risk to changes in interest rates with a strategy of matching floating-rate assets with floating-rate liabilities. This strategy includes the use of interest rate swap agreements. At the end of 2020, we had an interest rate swap agreement for a notional amount of $294 million, which effectively converted certain floating-rate debt to a fixed-rate equivalent.
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

	January 2, 2021			January 4, 2020
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign currency exchange risk
Debt	$(10)	$(10)	$(1)	$(210)	$(212)	$(21)
Foreign currency exchange contracts	3	3	22	(1)	(1)	20
	$(7)	$(7)	$21	$(211)	$(213)	$(1)
Interest rate risk
Debt	$(3,690)	$(3,986)	$(16)	$(3,097)	$(3,249)	$(21)
Finance group
Interest rate risk
Finance receivables	$549	$599	$9	$493	$527	$9
Debt	(662)	(587)	—	(686)	(634)	1
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

Consolidated Statements of Operations
For each of the years in the three-year period ended January 2, 2021

(In millions, except per share data)	2020	2019	2018
Revenues
Manufacturing revenues	$11,596	$13,564	$13,906
Finance revenues	55	66	66
Total revenues	11,651	13,630	13,972
Costs, expenses and other
Cost of sales	10,094	11,406	11,594
Selling and administrative expense	1,045	1,152	1,275
Interest expense	166	171	166
Special charges	147	72	73
Non-service components of pension and postretirement income, net	(83)	(113)	(76)
Gain on business disposition	—	—	(444)
Total costs, expenses and other	11,369	12,688	12,588
Income before income taxes	282	942	1,384
Income tax expense (benefit)	(27)	127	162
Net income	$309	$815	$1,222
Earnings per share
Basic	$1.35	$3.52	$4.88
Diluted	$1.35	$3.50	$4.83
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
For each of the years in the three-year period ended January 2, 2021

(In millions)	2020	2019	2018
Net income	$309	$815	$1,222
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	31	(84)	(74)
Foreign currency translation adjustments, net of reclassifications	78	(4)	(43)
Deferred gains (losses) on hedge contracts, net of reclassifications	(1)	3	(13)
Total other comprehensive income (loss), net of tax	108	(85)	(130)
Comprehensive income	$417	$730	$1,092
See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	January 2, 2021	January 4, 2020
Assets
Manufacturing group
Cash and equivalents	$2,146	$1,181
Accounts receivable, net	787	921
Inventories	3,513	4,069
Other current assets	950	894
Total current assets	7,396	7,065
Property, plant and equipment, net	2,516	2,527
Goodwill	2,157	2,150
Other assets	2,436	2,312
Total Manufacturing group assets	14,505	14,054
Finance group
Cash and equivalents	108	176
Finance receivables, net	744	682
Other assets	86	106
Total Finance group assets	938	964
Total assets	$15,443	$15,018
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$509	$561
Accounts payable	776	1,378
Other current liabilities	1,985	1,907
Total current liabilities	3,270	3,846
Other liabilities	2,357	2,288
Long-term debt	3,198	2,563
Total Manufacturing group liabilities	8,825	8,697
Finance group
Other liabilities	111	117
Debt	662	686
Total Finance group liabilities	773	803
Total liabilities	9,598	9,500
Shareholders’ equity
Common stock (231.0 million and 228.4 million shares issued, respectively, and 226.4 million and 228.0 million shares outstanding, respectively)	29	29
Capital surplus	1,785	1,674
Treasury stock	(203)	(20)
Retained earnings	5,973	5,682
Accumulated other comprehensive loss	(1,739)	(1,847)
Total shareholders’ equity	5,845	5,518
Total liabilities and shareholders’ equity	$15,443	$15,018
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 30, 2017	$33	$1,669	$(48)	$5,368	$(1,375)	$5,647
Adoption of ASC 606	—	—	—	90	—	90
Net income	—	—	—	1,222	—	1,222
Other comprehensive loss	—	—	—	—	(130)	(130)
Reclassification of stranded tax effects	—	—	—	257	(257)	—
Dividends declared ($0.08 per share)	—	—	—	(20)	—	(20)
Share-based compensation activity	—	166	—	—	—	166
Purchases of common stock	—	—	(1,783)	—	—	(1,783)
Retirement of treasury stock	(3)	(189)	1,702	(1,510)	—	—
Balance at December 29, 2018	30	1,646	(129)	5,407	(1,762)	5,192
Net income	—	—	—	815	—	815
Other comprehensive loss	—	—	—	—	(85)	(85)
Dividends declared ($0.08 per share)	—	—	—	(18)	—	(18)
Share-based compensation activity	—	117	—	—	—	117
Purchases of common stock	—	—	(503)	—	—	(503)
Retirement of treasury stock	(1)	(89)	612	(522)	—	—
Balance at January 4, 2020	29	1,674	(20)	5,682	(1,847)	5,518
Net income	—	—	—	309	—	309
Other comprehensive income	—	—	—	—	108	108
Dividends declared ($0.08 per share)	—	—	—	(18)	—	(18)
Share-based compensation activity	—	111	—	—	—	111
Purchases of common stock	—	—	(183)	—	—	(183)
Balance at January 2, 2021	$29	$1,785	$(203)	$5,973	$(1,739)	$5,845
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For each of the years in the three-year period ended January 2, 2021

	Consolidated
(In millions)	2020	2019	2018
Cash flows from operating activities
Net income	$309	$815	$1,222
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	391	416	437
Deferred income taxes	(7)	89	49
Asset impairments and TRU inventory charge	116	15	48
Gain on business disposition	—	—	(444)
Other, net	79	79	102
Changes in assets and liabilities:
Accounts receivable, net	149	99	50
Inventories	434	(292)	41
Other assets	66	(37)	(88)
Accounts payable	(613)	280	(63)
Other liabilities	(5)	(348)	(223)
Income taxes, net	(62)	(83)	(33)
Pension, net	(15)	(62)	(14)
Captive finance receivables, net	(89)	45	22
Other operating activities, net	16	—	3
Net cash provided by operating activities of continuing operations	769	1,016	1,109
Net cash used in operating activities of discontinued operations	(1)	(2)	(2)
Net cash provided by operating activities	768	1,014	1,107
Cash flows from investing activities
Capital expenditures	(317)	(339)	(369)
Proceeds from an insurance recovery and sale of property, plant and equipment	33	9	14
Net proceeds from corporate-owned life insurance policies	22	2	110
Net proceeds from business disposition	—	—	807
Net cash used in acquisitions	(15)	(2)	(23)
Finance receivables repaid	22	48	27
Other investing activities, net	7	16	54
Net cash provided by (used in) investing activities	(248)	(266)	620
Cash flows from financing activities
Net proceeds from long-term debt	1,137	301	—
Proceeds from borrowings against corporate-owned life insurance policies	377	—	—
Payments on borrowings against corporate-owned life insurance policies	(377)	—	—
Principal payments on long-term debt and nonrecourse debt	(593)	(303)	(131)
Purchases of Textron common stock	(183)	(503)	(1,783)
Proceeds from exercise of stock options	22	24	74
Dividends paid	(18)	(18)	(20)
Other financing activities, net	(5)	(3)	(4)
Net cash provided by (used in) financing activities	360	(502)	(1,864)
Effect of exchange rate changes on cash and equivalents	17	4	(18)
Net increase (decrease) in cash and equivalents	897	250	(155)
Cash and equivalents at beginning of year	1,357	1,107	1,262
Cash and equivalents at end of year	$2,254	$1,357	$1,107
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued
For each of the years in the three-year period ended January 2, 2021

	Manufacturing Group			Finance Group
(In millions)	2020	2019	2018	2020	2019	2018
Cash flows from operating activities
Net income	$301	$793	$1,198	$8	$22	$24
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	386	410	429	5	6	8
Deferred income taxes	(2)	91	54	(5)	(2)	(5)
Asset impairments and TRU inventory charge	116	15	48	—	—	—
Gain on business disposition	—	—	(444)	—	—	—
Other, net	69	79	97	10	—	5
Changes in assets and liabilities:
Accounts receivable, net	149	99	50	—	—	—
Inventories	434	(319)	45	—	—	—
Other assets	68	(34)	(87)	(2)	(3)	(1)
Accounts payable	(613)	280	(63)	—	—	—
Other liabilities	(15)	(352)	(219)	(2)	4	(4)
Income taxes, net	(61)	(90)	(20)	(1)	7	(13)
Pension, net	(15)	(62)	(14)	—	—	—
Dividends received from Finance group	—	50	50	—	—	—
Other operating activities, net	16	—	3	—	—	—
Net cash provided by operating activities of continuing operations	833	960	1,127	13	34	14
Net cash used in operating activities of discontinued operations	(1)	(2)	(2)	—	—	—
Net cash provided by operating activities	832	958	1,125	13	34	14
Cash flows from investing activities
Capital expenditures	(317)	(339)	(369)	—	—	—
Proceeds from an insurance recovery and sale of property, plant and equipment	33	9	14	—	—	—
Net proceeds from corporate-owned life insurance policies	22	2	110	—	—	—
Net proceeds from business disposition	—	—	807	—	—	—
Net cash used in acquisitions	(15)	(2)	(23)	—	—	—
Finance receivables repaid	—	—	—	128	277	226
Finance receivables originated	—	—	—	(195)	(184)	(177)
Other investing activities, net	—	1	—	19	42	50
Net cash provided by (used in) investing activities	(277)	(329)	539	(48)	135	99
Cash flows from financing activities
Net proceeds from long-term debt	1,137	301	—	—	—	—
Proceeds from borrowings against corporate-owned life insurance policies	377	—	—	—	—	—
Payments on borrowings against corporate-owned life insurance policies	(377)	—	—	—	—	—
Principal payments on long-term debt and nonrecourse debt	(548)	(252)	(5)	(45)	(51)	(126)
Purchases of Textron common stock	(183)	(503)	(1,783)	—	—	—
Proceeds from exercise of stock options	22	24	74	—	—	—
Dividends paid	(18)	(18)	(20)	—	(50)	(50)
Other financing activities, net	(17)	9	(4)	12	(12)	—
Net cash provided by (used in) financing activities	393	(439)	(1,738)	(33)	(113)	(176)
Effect of exchange rate changes on cash and equivalents	17	4	(18)	—	—	—
Net increase (decrease) in cash and equivalents	965	194	(92)	(68)	56	(63)
Cash and equivalents at beginning of year	1,181	987	1,079	176	120	183
Cash and equivalents at end of year	$2,146	$1,181	$987	$108	$176	$120
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
At the beginning of 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses. This standard changed the prior incurred loss model to a forward-looking current expected credit loss model for most financial assets, such as trade and finance receivables, contract assets and other instruments. There was no significant impact on our Consolidated Financial Statements upon adoption of the standard.
Collaborative Arrangements
Our Bell segment has a strategic alliance agreement with The Boeing Company (Boeing) to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (V-22 Contracts). The alliance created by this agreement is not a legal entity and has no employees, no assets and no true operations. This agreement creates contractual rights and does not represent an entity in which we have an equity interest. We account for this alliance as a collaborative arrangement with Bell and Boeing reporting costs incurred and revenues generated from transactions with the U.S. Government in each company’s respective income statement. Neither Bell nor Boeing is considered to be the principal participant for the transactions recorded under this agreement. Profits on cost-plus contracts are allocated between Bell and Boeing on a 50%-50% basis. Negotiated profits on fixed-price contracts are also allocated 50%-50%; however, Bell and Boeing are each responsible for their own cost overruns and are entitled to retain any cost underruns. Based on the contractual arrangement established under the alliance, Bell accounts for its rights and obligations under the specific requirements of the V-22 Contracts allocated to Bell under the work breakdown structure. We account for all of our rights and obligations, including warranty, product and any contingent liabilities, under the specific requirements of the V-22 Contracts allocated to us under the agreement. Revenues and cost of sales reflect our performance under the V-22 Contracts with revenues recognized using the cost-to-cost method. We include all assets used in performance of the V-22 Contracts that we own and all liabilities arising from our obligations under the V-22 Contracts in our Consolidated Balance Sheets.
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
We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one year to five years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.
U.S. Government Contracts
Our contracts with the U.S. Government generally include the design, development, manufacture or modification of aerospace and defense products as well as related parts and services. These contracts, which also include those under the U.S. Government-sponsored foreign military sales program, accounted for approximately 30% of total revenues in 2020.  The customer typically contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which often results in the delivery of multiple units. Accordingly, the entire contract is accounted for as one performance obligation. In certain circumstances, a contract may include both production and support services, such as logistics and parts plans, which are considered to be distinct in the context of the contract and represent separate performance obligations. When a contract is separated into more than one performance obligation, we generally utilize the expected cost plus a margin approach to determine the standalone selling prices when allocating the transaction price.
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
Approximately 75% of our 2020 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts. Under the typical payment terms of these contracts, the customer pays us either performance-based or progress payments. Performance-based payments represent interim payments of up to 90% of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments of up to 80% of costs incurred as the work progresses. Because the customer retains a small portion of the contract price until completion of the contract, these contracts generally result in revenue recognized in excess of billings, which we present as contract assets in the Consolidated Balance Sheets. Amounts billed and due from our customers are classified in Accounts receivable, net. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For cost-type contracts, we are generally paid for our actual costs incurred within a short period of time.
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
In 2020, 2019 and 2018, our cumulative catch-up adjustments increased segment profit by $72 million, $91 million and $196 million, respectively, and net income by $55 million, $69 million and $149 million, respectively ($0.24, $0.30 and $0.59 per diluted share, respectively). In 2020, 2019 and 2018, we recognized revenue from performance obligations satisfied in prior periods of $77 million, $97 million and $190 million, which related to changes in profit booking rates that impacted revenue.
For 2020, 2019 and 2018, gross favorable adjustments totaled $148 million, $173 million and $249 million, respectively. The 2018 favorable adjustments included $145 million, largely related to overhead rate improvements and risk retirements associated with contracts in the Bell segment. In 2020, 2019 and 2018, gross unfavorable adjustments totaled $76 million, $82 million and $53 million, respectively.
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
For our goodwill impairment test, we calculate the fair value of each reporting unit using discounted cash flows.  A reporting unit represents the operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment, in which case such component is the reporting unit.  In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. The discounted cash flows incorporate assumptions for revenue growth rates, operating margins and discount rates that represent our best estimates of current and forecasted market conditions, cost structure, anticipated net cost reductions, and the implied rate of return that we believe a market participant would require for an investment in a business having similar risks and characteristics to the reporting unit being assessed. The fair value of our indefinite-lived intangible assets is primarily determined using the relief of royalty method based on forecasted revenues and royalty rates. If the estimated fair value of the reporting unit or indefinite-lived intangible asset exceeds the carrying value, there is no impairment. Otherwise, an impairment loss is recognized for the amount by which the carrying value exceeds the estimated fair value.
Acquired intangible assets with finite lives are subject to amortization. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Amortization of these intangible assets is recognized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Approximately 86% of our gross intangible assets are amortized based on the cash flow streams used to value the assets, with the remaining assets amortized using the straight-line method.

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
Finance receivables are charged off at the earlier of the date the collateral is repossessed or when management no longer deems the receivable collectible.  Repossessed assets are recorded at their fair value, less estimated cost to sell.
Pension and Postretirement Benefit Obligations
We maintain various pension and postretirement plans for our employees globally. Our pension plans include significant benefit obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and healthcare cost projections.  We evaluate and update these assumptions annually in consultation with third-party actuaries and investment advisors. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increases.
For our year-end measurement, our defined benefit plan assets and obligations are measured as of the month-end date closest to our fiscal year-end. We recognize the overfunded or underfunded status of our pension and postretirement plans in the Consolidated Balance Sheets and recognize changes in the funded status of our defined benefit plans in comprehensive income (loss) in the year in which they occur. To the extent actuarial gains and losses exceed 10% of the higher of the market-related value of assets or the benefit obligation in a year, the excess is recognized as a component of accumulated other comprehensive income (loss) and is amortized into net periodic pension cost over the remaining service period of the active participants. For plans in which all or almost all of the plan’s participants are inactive, the amortization period is the remaining life expectancy of the inactive participants. This determination is made on a plan-by-plan basis.
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
All derivative instruments are reported at fair value in the Consolidated Balance Sheets.  Designation to support hedge accounting is performed on a specific exposure basis.  For financial instruments qualifying as cash flow hedges, we record changes in the fair value of derivatives (to the extent they are effective as hedges) in other comprehensive income (loss), net of deferred taxes. Changes in fair value of derivatives not qualifying as hedges are recorded in earnings.
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
We have incurred asset retirement obligations primarily related to costs to remove and dispose of underground storage tanks and asbestos materials used in insulation, adhesive fillers and floor tiles. Currently, there is no legal requirement to remove these items and there is no plan to remodel the related facilities or otherwise cause the impacted items to require disposal. Since these asset retirement obligations are not probable, there is no related liability recorded in the Consolidated Balance Sheets.
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
Research and Development Costs
Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts.  In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred.  Company-funded research and development costs were $549 million, $647 million and $643 million in 2020, 2019 and 2018, respectively, and are included in cost of sales.
Income Taxes
The provision for income tax expense is calculated on reported income before income taxes based on current tax law and includes, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Tax laws may require items to be included in the determination of taxable income at different times from when the items are reflected in the financial statements. Deferred tax balances reflect the effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and tax credit carryforwards, and are stated at enacted tax rates in effect for the year taxes are expected to be paid or recovered.
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
Note 2. Business Dispositions
On November 25, 2020, we reached a definitive agreement to sell TRU Simulation + Training Canada Inc. within our Textron Systems segment. At January 2, 2021, the assets and liabilities of this business met the criteria to be classified as held for sale and are recorded at the lower of the carrying value or fair value, less cost to sell. The net carrying amounts classified as held for sale in the Consolidated Balance Sheet included $78 million of assets, primarily inventories, recorded in Other current assets and $77 million of liabilities, primarily contract liabilities, recorded in Other current liabilities. The transaction closed on January 25, 2021, and we expect to record an after-tax gain of approximately $10 million in the first quarter of 2021.
On July 2, 2018, we completed the sale of the businesses that manufacture and sell the products in our Tools and Test Equipment product line within our Industrial segment for net cash proceeds of $807 million. We recorded an after-tax gain of $419 million related to this disposition.
Note 3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Total
Balance at December 29, 2018	$614	$31	$1,100	$473	$2,218
Disposition (a)	—	—	(71)	—	(71)
Acquisition	—	—	4	—	4
Foreign currency translation	—	—	—	(1)	(1)
Balance at January 4, 2020	614	31	1,033	472	2,150
Acquisitions	4	4	—	—	8
Reclassifications (b)	12	—	(24)	—	(12)
Foreign currency translation	1	—	—	10	11
Balance at January 2, 2021	$631	$35	$1,009	$482	$2,157
(a)See Note 7 for additional information.
(b)Reclassifications include $12 million of goodwill classified as held for sale in connection with a business disposition described in Note 2 and amounts transferred between segments.
Intangible Assets
Our intangible assets are summarized below:

		January 2, 2021			January 4, 2020
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and technology	14	$484	$(263)	$221	$501	$(242)	$259
Trade names and trademarks	14	182	(8)	174	223	(8)	215
Customer relationships and contractual agreements	15	412	(318)	94	413	(298)	115
Other	4	6	(6)	—	6	(6)	—
Total		$1,084	$(595)	$489	$1,143	$(554)	$589

Trade names and trademarks in the table above include $169 million and $208 million of indefinite-lived intangible assets at January 2, 2021 and January 4, 2020, respectively. In 2020, we recognized $47 million of intangible asset impairment charges, primarily related to indefinite-lived assets as discussed in Note 17. Amortization expense totaled $54 million, $59 million and $66 million in 2020, 2019 and 2018, respectively. Amortization expense is estimated to be approximately $51 million, $51 million, $35 million, $32 million and $30 million in 2021, 2022, 2023, 2024 and 2025, respectively.

Note 4. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	January 2, 2021	January 4, 2020
Commercial	$668	$835
U.S. Government contracts	155	115
	823	950
Allowance for doubtful accounts	(36)	(29)
Total	$787	$921
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	January 2, 2021	January 4, 2020
Finance receivables	$779	$707
Allowance for losses	(35)	(25)
Total finance receivables, net	$744	$682
Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. These loans typically have initial terms ranging from five to twelve years, amortization terms ranging from eight to fifteen years and an average balance of $1.6 million at January 2, 2021. Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan.
Our finance receivables are diversified across geographic region and borrower industry. At both January 2, 2021 and January 4, 2020, 59% of our finance receivables were distributed internationally and 41% throughout the U.S. At January 2, 2021 and January 4, 2020, finance receivables of $125 million and $148 million, respectively, have been pledged as collateral for TFC’s debt of $68 million and $87 million, respectively.
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
During 2020, we modified finance receivable contracts for 94 customers with an outstanding balance totaling $278 million at January 2, 2021. Of the modifications occurring during 2020, contracts for 32 customers, or $129 million of finance receivables, were categorized as troubled debt restructurings. Due to the nature of these restructurings, the financial effects were not significant. We had two customer defaults related to finance receivables previously modified as a troubled debt restructuring that had an insignificant outstanding balance. We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts.
Finance receivables categorized based on the credit quality indicators and by delinquency aging category are  summarized as follows:

(Dollars in millions)	January 2, 2021	January 4, 2020
Performing	$612	$664
Watchlist	74	4
Nonaccrual	93	39
Nonaccrual as a percentage of finance receivables	11.94%	5.52%
Less than 31 days past due	$738	$637
31-60 days past due	12	53
61-90 days past due	11	7
Over 90 days past due	18	10
60+ days contractual delinquency as a percentage of finance receivables	3.72%	2.40%
At January 2, 2021, 48% of our performing finance receivables were originated since the beginning of 2019 and 26% were originated from 2016 to 2018. For finance receivables categorized as watchlist and nonaccrual, 9% and 25%, respectively, were originated since the beginning of 2019, and 47% and 36%, respectively, from 2016 to 2018. For accounts modified in 2020, the origination date prior to the modification was maintained based on the types of temporary payment relief provided.
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
A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	January 2, 2021	January 4, 2020
Recorded investment:
Impaired loans with specific allowance for losses	$46	$17
Impaired loans with no specific allowance for losses	117	22
Total	$163	$39
Unpaid principal balance	$175	$50
Allowance for losses on impaired loans	7	3
Average recorded investment	126	40

A summary of the allowance for losses on finance receivables based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table exclude $95 million and $104 million of leveraged leases at January 2, 2021 and January 4, 2020, respectively, in accordance with U.S. generally accepted accounting principles.

(In millions)	January 2, 2021	January 4, 2020
Allowance based on collective evaluation	$28	$22
Allowance based on individual evaluation	7	3
Finance receivables evaluated collectively	521	564
Finance receivables evaluated individually	163	39
Note 5. Inventories
Inventories are composed of the following:

(In millions)	January 2, 2021	January 4, 2020
Finished goods	$1,228	$1,557
Work in process	1,455	1,616
Raw materials and components	830	896
Total	$3,513	$4,069
Inventories valued by the LIFO method totaled $2.2 billion and $2.5 billion at January 2, 2021 and January 4, 2020, respectively, and the carrying values of these inventories would have been higher by approximately $507 million and $475 million, respectively, had our LIFO inventories been valued at current costs.
Note 6. Property, Plant and Equipment, Net
Our Manufacturing group’s property, plant and equipment, net is composed of the following:

(Dollars in millions)	Useful Lives (in years)			January 2, 2021	January 4, 2020
Land, buildings and improvements	2	-	40	$2,031	$1,991
Machinery and equipment	2	-	20	5,181	4,941
				7,212	6,932
Accumulated depreciation and amortization				(4,696)	(4,405)
Total				$2,516	$2,527
The Manufacturing group’s depreciation expense, which included amortization expense on finance leases, totaled $325 million, $346 million and $358 million in 2020, 2019 and 2018, respectively.
Note 7. Other Assets
Other assets includes the cash surrender value of corporate-owned life insurance policies, net of any borrowings against these policies. During the first quarter of 2020, we borrowed $377 million against the policies as we strengthened our cash position in light of disruptions caused by the COVID-19 pandemic. These borrowings were subsequently repaid and there were no outstanding borrowings against these policies at January 2, 2021. Proceeds from these borrowings and subsequent payments have been classified as financing activities in the consolidated statement of cash flows. Interest expense incurred on borrowings against corporate-owned life insurance policies is recorded as an offset with policy income.
In 2019, TRU Simulation + Training Inc., a business within our Textron Systems segment, contributed assets associated with its training business into FlightSafety Textron Aviation Training LLC, a company formed by FlightSafety International Inc. and TRU to provide training solutions for Textron Aviation’s commercial business and general aviation aircraft. We have a 30% interest in this company and our investment is accounted for under the equity method of accounting. We contributed assets with a carrying value of $69 million to the company, which primarily included property, plant and equipment. In addition, $71 million of the Textron Systems segment’s goodwill was allocated to this transaction. Based on the fair value of our share of the business, we recorded a pre-tax net gain of $18 million in 2019 to cost of sales in our Consolidated Statements of Operations.

Note 8. Other Current Liabilities
The other current liabilities of our Manufacturing group are summarized below:

(In millions)	January 2, 2021	January 4, 2020
Contract liabilities	$758	$715
Salaries, wages and employer taxes	381	362
Current portion of warranty and product maintenance liabilities	133	147
Other	713	683
Total	$1,985	$1,907
Changes in our warranty liability are as follows:

(In millions)	2020	2019	2018
Balance at beginning of year	$141	$149	$164
Provision	54	68	72
Settlements	(64)	(70)	(78)
Adjustments*	(12)	(6)	(9)
Balance at end of year	$119	$141	$149
* Adjustments include changes to prior year estimates, new issues on prior year sales, reclassifications to held for sale, business acquisitions/dispositions and currency translation adjustments.
Note 9. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our leases have remaining lease terms up to 28 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised.
Operating lease cost totaled $61 million and $64 million, in 2020 and 2019, respectively. Finance lease cost and variable and short-term lease costs were not significant. In 2020 and 2019, cash paid for operating lease liabilities totaled $60 million and $62 million, respectively, which is classified as cash flows from operating activities. Noncash transactions totaled $119 million in 2020 and $25 million in 2019, reflecting the recognition of operating lease assets and liabilities for new or extended leases. Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	January 2, 2021	January 4, 2020
Operating leases:
Other assets	$349	$277
Other current liabilities	47	48
Other liabilities	306	233
Finance leases:
Property, plant and equipment, net	$35	$39
Current portion of long-term debt	2	2
Long-term debt	38	40
Weighted-average remaining lease term (in years)
Operating leases	11.6	10.2
Finance leases	16.8	17.9
Weighted-average discount rate
Operating leases	4.17%	4.42%
Finance leases	4.35%	4.37%

Maturities of our lease liabilities at January 2, 2021 are as follows:

(In millions)	Operating Leases	Finance Leases
2021	$59	$4
2022	53	4
2023	44	4
2024	35	4
2025	33	5
Thereafter	232	42
Total lease payments	456	63
Less: interest	(103)	(23)
Total lease liabilities	$353	$40

Note 10. Debt and Credit Facilities
Our debt is summarized in the table below:

(In millions)	January 2, 2021	January 4, 2020
Manufacturing group
6.625% due 2020	$—	$199
Variable-rate notes due 2020 (2.45%)	—	350
3.65% due 2021	250	250
5.95% due 2021	250	250
4.30% due 2024	350	350
3.875% due 2025	350	350
4.00% due 2026	350	350
3.65% due 2027	350	350
3.375% due 2028	300	300
3.90% due 2029	300	300
3.00% due 2030	650	—
2.45% due 2031	500	—
Other (weighted-average rate of 2.60% and 3.01%, respectively)	57	75
Total Manufacturing group debt	$3,707	$3,124
Less: Current portion of long-term debt	(509)	(561)
Total Long-term debt	$3,198	$2,563
Finance group
Variable-rate note due 2022 (1.70% and 2.87%, respectively)	$150	$150
2.88% note due 2022	150	150
Fixed-rate notes due 2020-2028 (weighted-average rate of 3.25% and 3.20%, respectively)*	51	65
Variable-rate notes due 2020-2027 (weighted-average rate of 1.73% and 3.31%, respectively)*	17	22
Fixed-to-Floating Rate Junior Subordinated Notes (1.96% and 3.64%, respectively)	294	299
Total Finance group debt	$662	$686
* Notes amortize on a monthly basis and are secured by finance receivables as described in Note 4.
The following table shows required payments during the next five years on debt outstanding at January 2, 2021:

(In millions)	2021	2022	2023	2024	2025
Manufacturing group	$509	$8	$8	$361	$357
Finance group	13	316	16	15	5
Total	$522	$324	$24	$376	$362
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At January 2, 2021 and January 4, 2020, there were no amounts borrowed against the facility and there were $9 million and $10 million, respectively, of outstanding letters of credit issued under the facility.
Fixed-to-Floating Rate Junior Subordinated Notes
The Finance group’s $294 million of Fixed-to-Floating Rate Junior Subordinated Notes are unsecured and rank junior to all of its existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes at par at any time and we are obligated to redeem the notes beginning on February 15, 2042.  During 2020, TFC repurchased $5 million of these notes. Interest on the notes was fixed at 6% through February 15, 2017 and is now variable at the three-month London Interbank Offered Rate + 1.735%.
Support Agreement
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2020, 2019 and 2018 to maintain compliance with the support agreement.

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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. At January 2, 2021 and January 4, 2020, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $318 million and $342 million, respectively. At January 2, 2021, the fair value amounts of our foreign currency exchange contracts were a $5 million asset and a $2 million liability.  At January 4, 2020, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $2 million liability.
Our Finance group enters into interest rate swap agreements to mitigate exposure to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. At January 2, 2021, we had one swap agreement that matures in February 2022 for a notional amount of $294 million with a fair value of a $4 million liability.

Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	January 2, 2021		January 4, 2020
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,690)	$(3,986)	$(3,097)	$(3,249)
Finance group
Finance receivables, excluding leases	549	599	493	527
Debt	(662)	(587)	(686)	(634)
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
Note 12. Shareholders’ Equity
Capital Stock
We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity is presented below:

(In thousands)	2020	2019	2018
Balance at beginning of year	227,956	235,621	261,471
Share repurchases	(4,145)	(10,011)	(29,094)
Share-based compensation activity	2,633	2,346	3,244
Balance at end of year	226,444	227,956	235,621
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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2020	2019	2018
Basic weighted-average shares outstanding	228,536	231,315	250,196
Dilutive effect of stock options	443	1,394	3,041
Diluted weighted-average shares outstanding	228,979	232,709	253,237
In 2020, 2019 and 2018, stock options to purchase 7.6 million, 4.3 million and 1.3 million shares, respectively, of common stock are excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 29, 2018	$(1,727)	$(32)	$(3)	$(1,762)
Other comprehensive loss before reclassifications	(166)	(4)	5	(165)
Reclassified from Accumulated other comprehensive loss	82	—	(2)	80
Balance at January 4, 2020	$(1,811)	$(36)	$—	$(1,847)
Other comprehensive loss before reclassifications	(115)	78	3	(34)
Reclassified from Accumulated other comprehensive loss	146	—	(4)	142
Balance at January 2, 2021	$(1,780)	$42	$(1)	$(1,739)
Other comprehensive income (loss)
The before and after-tax components of other comprehensive income (loss) are presented below:

	2020			2019			2018
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Pension and postretirement benefits adjustments:
Unrealized losses	$(144)	$35	$(109)	$(218)	$52	$(166)	$(248)	$58	$(190)
Amortization of net actuarial loss*	184	(43)	141	99	(23)	76	152	(35)	117
Amortization of prior service cost*	6	(1)	5	8	(2)	6	9	(2)	7
Recognition of prior service cost	(8)	2	(6)	—	—	—	(20)	5	(15)
Business disposition	—	—	—	—	—	—	7	—	7
Pension and postretirement benefits adjustments, net	38	(7)	31	(111)	27	(84)	(100)	26	(74)
Foreign currency translation adjustments:
Foreign currency translation adjustments	81	(3)	78	(6)	2	(4)	(46)	(3)	(49)
Business disposition	—	—	—	—	—	—	6	—	6
Foreign currency translation adjustments, net	81	(3)	78	(6)	2	(4)	(40)	(3)	(43)
Deferred gains (losses) on hedge contracts:
Current deferrals	4	(1)	3	8	(3)	5	(8)	—	(8)
Reclassification adjustments	(6)	2	(4)	(2)	—	(2)	(7)	2	(5)
Deferred gains (losses) on hedge contracts, net	(2)	1	(1)	6	(3)	3	(15)	2	(13)
Total	$117	$(9)	$108	$(111)	$26	$(85)	$(155)	$25	$(130)
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
Textron Aviation products include Citation jets, King Air and Caravan turboprop aircraft, military trainer and defense aircraft, piston engine aircraft, and aftermarket part sales and services sold to a diverse base of corporate and individual buyers, and U.S. and non-U.S. governments.
Bell products include military and commercial helicopters, tiltrotor aircraft and related spare parts and services.  Bell supplies military helicopters and, in association with The Boeing Company, military tiltrotor aircraft, and aftermarket services to the U.S. and non-U.S. governments. Bell also supplies commercial helicopters and aftermarket services to corporate, private, law enforcement, utility and emergency medical helicopter operators, and foreign governments.

Textron Systems products include unmanned aircraft and surface systems, marine craft, armored vehicles and specialty vehicles, and other defense and aviation mission support products and services primarily for U.S. and non-U.S. governments.
Industrial products and markets include the following:
•Fuel Systems and Functional Components products consist of blow-molded plastic fuel systems, including conventional plastic fuel tanks and pressurized fuel tanks for hybrid applications, clear-vision systems and plastic tanks for selective catalytic reduction systems that are marketed primarily to automobile OEMs; and
•Specialized Vehicles products include golf cars, off-road utility vehicles, recreational side-by-side and all-terrain vehicles, snowmobiles, light transportation vehicles, aviation ground support equipment, professional turf-maintenance equipment and turf-care vehicles that are marketed primarily to golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users.
The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.
Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions, special charges and an inventory charge related to the 2020 COVID-19 restructuring plan, as discussed in Note 17. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.
Our revenues by segment, along with a reconciliation of segment profit to income before income taxes, are as follows:

	Revenues			Segment Profit
(In millions)	2020	2019	2018	2020	2019	2018
Textron Aviation	$3,974	$5,187	$4,971	$16	$449	$445
Bell	3,309	3,254	3,180	462	435	425
Textron Systems	1,313	1,325	1,464	152	141	156
Industrial	3,000	3,798	4,291	111	217	218
Finance	55	66	66	10	28	23
Total	$11,651	$13,630	$13,972	$751	$1,270	$1,267
Corporate expenses and other, net				(122)	(110)	(119)
Interest expense, net for Manufacturing group				(145)	(146)	(135)
Special charges*				(147)	(72)	(73)
Inventory charge*				(55)	—	—
Gain on business disposition				—	—	444
Income before income taxes				$282	$942	$1,384
* See Note 17 for additional information.
Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	January 2, 2021	January 4, 2020	2020	2019	2018	2020	2019	2018
Textron Aviation	$4,380	$4,692	$94	$122	$132	$138	$137	$145
Bell	2,984	2,783	117	81	65	91	107	108
Textron Systems	2,054	2,352	42	38	39	43	48	54
Industrial	2,500	2,781	62	97	132	102	108	112
Finance	938	964	—	—	—	5	6	8
Corporate	2,587	1,446	2	1	1	12	10	10
Total	$15,443	$15,018	$317	$339	$369	$391	$416	$437

Geographic Data
Presented below is selected financial information by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2020	2019	2018	January 2, 2021	January 4, 2020
United States	$7,943	$8,963	$8,667	$2,068	$2,054
Europe	1,336	1,986	2,187	237	244
Asia and Australia	1,106	1,070	1,253	95	97
Other international	1,266	1,611	1,865	116	132
Total	$11,651	$13,630	$13,972	$2,516	$2,527
* Revenues are attributed to countries based on the location of the customer.
** Property, plant and equipment, net is based on the location of the asset.
Note 14. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

(In millions)	2020	2019	2018
Aircraft	$2,714	$3,592	$3,435
Aftermarket parts and services	1,260	1,595	1,536
Textron Aviation	3,974	5,187	4,971
Military aircraft and support programs	2,213	1,988	2,030
Commercial helicopters, parts and services	1,096	1,266	1,150
Bell	3,309	3,254	3,180
Unmanned systems	621	572	612
Marine and land systems	179	208	311
Simulation, training and other	513	545	541
Textron Systems	1,313	1,325	1,464
Fuel systems and functional components	1,751	2,237	2,352
Specialized vehicles	1,249	1,561	1,691
Tools and test equipment	—	—	248
Industrial	3,000	3,798	4,291
Finance	55	66	66
Total revenues	$11,651	$13,630	$13,972

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
2020
Customer type:
Commercial	$3,826	$1,079	$249	$2,993	$55	$8,202
U.S. Government	148	2,230	1,064	7	—	3,449
Total revenues	$3,974	$3,309	$1,313	$3,000	$55	$11,651
Geographic location:
United States	$2,825	$2,564	$1,129	$1,398	$27	$7,943
Europe	356	148	44	786	2	1,336
Asia and Australia	379	330	67	328	2	1,106
Other international	414	267	73	488	24	1,266
Total revenues	$3,974	$3,309	$1,313	$3,000	$55	$11,651
2019
Customer type:
Commercial	$4,956	$1,238	$359	$3,775	$66	$10,394
U.S. Government	231	2,016	966	23	—	3,236
Total revenues	$5,187	$3,254	$1,325	$3,798	$66	$13,630
Geographic location:
United States	$3,708	$2,440	$1,083	$1,698	$34	$8,963
Europe	678	142	73	1,091	2	1,986
Asia and Australia	244	348	103	374	1	1,070
Other international	557	324	66	635	29	1,611
Total revenues	$5,187	$3,254	$1,325	$3,798	$66	$13,630
2018
Customer type:
Commercial	$4,734	$1,114	$431	$4,277	$66	$10,622
U.S. Government	237	2,066	1,033	14	—	3,350
Total revenues	$4,971	$3,180	$1,464	$4,291	$66	$13,972
Geographic location:
United States	$3,379	$2,186	$1,118	$1,957	$27	$8,667
Europe	612	162	74	1,333	6	2,187
Asia and Australia	336	427	127	357	6	1,253
Other international	644	405	145	644	27	1,865
Total revenues	$4,971	$3,180	$1,464	$4,291	$66	$13,972
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At January 2, 2021, we had $9.5 billion in remaining performance obligations of which we expect to recognize revenues of approximately 76% through 2022, an additional 20% through 2024, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At January 2, 2021 and January 4, 2020, contract assets totaled $561 million and $567 million, respectively, and contract liabilities totaled $842 million and $830 million, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. During 2020, 2019 and 2018, we recognized revenues of $506 million, $590 million and $817 million, respectively, that were included in the contract liability balance at the beginning of each year.

Note 15. Share-Based Compensation
Under our 2015 Long-Term Incentive Plan (Plan), which replaced our 2007 Long-Term Incentive Plan in April 2015, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  A maximum of 17 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 2007 Long-Term Incentive Plan. No more than 17 million shares may be awarded pursuant to incentive stock options, and no more than 4.25 million shares may be issued pursuant to awards of restricted stock, restricted stock units, performance stock or other awards that are payable in shares. For 2020, 2019 and 2018, the awards granted under this Plan primarily included stock options, restricted stock units and performance share units.
Through our Deferred Income Plan for Textron Executives, we provide certain executives the opportunity to voluntarily defer up to 80% of their base salary, along with incentive compensation.  Elective deferrals may be put into either a stock unit account or an interest-bearing account.  Participants cannot move amounts between the two accounts while actively employed by us and cannot receive distributions until termination of employment. The intrinsic value of amounts paid under this deferred income plan was not significant in 2020, 2019 and 2018.
Share-based compensation costs are reflected primarily in selling and administrative expense.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2020	2019	2018
Compensation expense	$57	$52	$35
Income tax benefit	(14)	(12)	(8)
Total compensation expense included in net income	$43	$40	$27
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
As of January 2, 2021, we had not recognized $30 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years.
Stock Options
Stock option compensation expense was $20 million, $22 million and $23 million in 2020, 2019 and 2018, respectively. Options to purchase our shares have a maximum term of ten years and generally vest ratably over a three-year period. Stock option compensation cost is calculated under the fair value approach using the Black-Scholes option-pricing model to determine the fair value of options granted on the date of grant. The expected volatility used in this model is based on historical volatilities and implied volatilities from traded options on our common stock. The expected term is based on historical option exercise data, which is adjusted to reflect any anticipated changes in expected behavior.
We grant options annually on the first day of March. The assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	2020	2019	2018
Fair value of options at grant date	$10.66	$14.62	$15.83
Dividend yield	0.2%	0.2%	0.1%
Expected volatility	29.3%	26.6%	26.6%
Risk-free interest rate	1.1%	2.5%	2.6%
Expected term (in years)	4.7	4.7	4.7

The stock option activity during 2020 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	8,744	$44.00
Granted	2,003	39.48
Exercised	(723)	(29.71)
Forfeited or expired	(214)	(48.75)
Outstanding at end of year	9,810	$44.03
Exercisable at end of year	6,484	$43.02
At January 2, 2021, our outstanding options had an aggregate intrinsic value of $65 million and a weighted-average remaining contractual life of 5.8 years.  Our exercisable options had an aggregate intrinsic value of $48 million and a weighted-average remaining contractual life of 4.4 years at January 2, 2021.  The total intrinsic value of options exercised during 2020, 2019 and 2018 was $10 million, $22 million and $62 million, respectively.
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
The 2020 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	543	$49.44	1,104	$49.61
Granted	179	37.93	360	40.57
Vested	(139)	(42.34)	(276)	(42.34)
Forfeited	—	—	(43)	(49.29)
Outstanding at end of year, nonvested	583	$47.60	1,145	$48.53
The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2020	2019	2018
Fair value of awards vested	$17	$23	$25
Cash paid	11	16	18
Performance Share Units
The fair value of share-based compensation awards accounted for as liabilities includes performance share units, which are paid in cash in the first quarter of the year following vesting.  Beginning with grants made in 2020, performance share units are subject to performance goals set at the beginning of the three-year performance period. Performance share units granted prior to 2020 are subject to performance goals set for each year of the three-year performance period. Performance share units vest at the end of the three-year performance period. The fair value of these units is based on the trading price of our common stock and is remeasured at each reporting period date.
The 2020 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	411	$56.03
Granted	276	40.60
Vested	(173)	(58.24)
Outstanding at end of year, nonvested	514	$47.02

The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2020	2019	2018
Fair value of awards vested	$8	$9	$12
Cash paid	7	10	11
Note 16. Retirement Plans
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits covering certain of our U.S. and Non-U.S. employees. Substantially all of our employees are covered by defined contribution plans. The largest of these plans, the Textron Savings Plan, is a qualified 401(k) plan subject to the Employee Retirement Income Security Act of 1974 (ERISA). Our defined contribution plans cost $128 million, $130 million and $125 million in 2020, 2019 and 2018, respectively. We also provide postretirement benefits other than pensions for certain retired employees in the U.S. that include healthcare, dental care, Medicare Part B reimbursement and life insurance.
A portion of our U.S. employees participate in the legacy defined benefit pension plans which were closed to new participants beginning on January 1, 2010. These plans; the Textron Master Retirement Plan, the Bell Helicopter Textron Master Retirement Plan, and the CWC Castings Division of Textron Inc. Hourly-Rated Employees' Pension Plan, are subject to the provisions of ERISA and provide a minimum guaranteed benefit to participants. The primary factors affecting the benefits earned by participants in our pension plans are employees’ years of service and compensation levels. Employees hired subsequent to the closure of these plans receive an additional annual cash contribution to their Textron Savings Plan account based on their eligible compensation of up to 4%.
Periodic Benefit Cost (Credit)
The components of net periodic benefit cost (credit) and other amounts recognized in other comprehensive income (loss) (OCI) are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2020	2019	2018	2020	2019	2018
Net periodic benefit cost (credit)
Service cost	$106	$91	$104	$2	$3	$3
Interest cost	293	326	306	8	10	10
Expected return on plan assets	(574)	(556)	(553)	—	—	—
Amortization of prior service cost (credit)	11	14	15	(5)	(6)	(6)
Amortization of net actuarial loss (gain)	185	101	153	(1)	(2)	(1)
Net periodic benefit cost (credit)*	$21	$(24)	$25	$4	$5	$6
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$146	$207	$270	$(2)	$11	$(22)
Current year prior service cost	8	—	20	—	—	—
Amortization of net actuarial gain (loss)	(185)	(101)	(153)	1	2	1
Amortization of prior service credit (cost)	(11)	(14)	(15)	5	6	6
Business disposition	—	—	(7)	—	—	—
Total recognized in OCI, before taxes	$(42)	$92	$115	$4	$19	$(15)
Total recognized in net periodic benefit cost (credit) and OCI	$(21)	$68	$140	$8	$24	$(9)
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $11 million in 2020 and $13 million for both 2019 and 2018.

Obligations and Funded Status
All of our plans are measured as of our fiscal year-end.  The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	January 2, 2021	January 4, 2020	January 2, 2021	January 4, 2020
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$8,938	$7,901	$246	$250
Service cost	106	91	2	3
Interest cost	293	326	8	10
Plan participants’ contributions	—	—	5	5
Actuarial losses (gains)	888	1,001	(2)	11
Benefits paid	(429)	(421)	(29)	(33)
Plan amendment	8	—	—	—
Foreign exchange rate changes and other	29	40	—	—
Projected benefit obligation at end of year	$9,833	$8,938	$230	$246
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$8,129	$7,122
Actual return on plan assets	1,312	1,350
Employer contributions	37	38
Benefits paid	(429)	(421)
Foreign exchange rate changes and other	31	40
Fair value of plan assets at end of year	$9,080	$8,129
Funded status at end of year	$(753)	$(809)	$(230)	$(246)
Actuarial losses (gains) reflected in the table above for both 2020 and 2019 were largely the result of changes in the discount rate utilized.
Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	January 2, 2021	January 4, 2020	January 2, 2021	January 4, 2020
Non-current assets	$216	$152	$—	$—
Current liabilities	(28)	(27)	(23)	(26)
Non-current liabilities	(941)	(934)	(207)	(220)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss (gain)	2,238	2,271	(23)	(21)
Prior service cost (credit)	52	55	(15)	(20)
The accumulated benefit obligation for all defined benefit pension plans was $9.3 billion and $8.5 billion at January 2, 2021 and January 4, 2020, respectively, which included $440 million and $404 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.
Pension plans with accumulated benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	January 2, 2021	January 4, 2020
Accumulated benefit obligation	$789	$8,050
Fair value of plan assets	282	7,500

Pension plans with projected benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	January 2, 2021	January 4, 2020
Projected benefit obligation	$9,333	$8,462
Fair value of plan assets	8,363	7,500
Assumptions
The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2020	2019	2018	2020	2019	2018
Net periodic benefit cost
Discount rate	3.36%	4.24%	3.67%	3.20%	4.25%	3.50%
Expected long-term rate of return on assets	7.55%	7.55%	7.58%
Rate of compensation increase	3.50%	3.50%	3.50%
Benefit obligations at year-end
Discount rate	2.62%	3.36%	4.24%	2.35%	3.20%	4.25%
Rate of compensation increase	3.50%	3.50%	3.50%
Interest crediting rate for cash balance plans	5.25%	5.25%	5.25%

For 2021, the long-term rate of return on assets for our domestic plans will be reduced from 7.75% to 7.25%, principally reflecting the impact of current expectations of long-term market conditions on certain investment returns. As discussed in Note 1, actuarial gains and losses are amortized into net periodic pension cost based on either the remaining service period of the active participants or the remaining life expectancy of the inactive participants. As of January 2, 2021, almost all of the participants for our largest domestic plan, the TMRP, were considered inactive largely due to actions taken in prior years to close the plan to new entrants. Accordingly, the amortization period for this plan will change to the average remaining life expectancy of the participant; this change from 7 years to 20 years will reduce 2021 pension cost by approximately $85 million.

Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 7.00% in both 2020 and 2019. We expect this rate to gradually decline to 5% by 2024 where we assume it will remain.
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
For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For Non-U.S. plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	17%	to	33%
International equity securities	8%	to	19%
Global equities	5%	to	17%
Debt securities	27%	to	38%
Real estate	7%	to	13%
Private investment partnerships	5%	to	11%
Non-U.S. Plan Assets
Equity securities	55%	to	75%
Debt securities	25%	to	45%
Real estate	0%	to	13%

The fair value of our pension plan assets by major category and valuation method is as follows:

	January 2, 2021				January 4, 2020
(In millions)	Level 1	Level 2	Level 3	Not Subject to Leveling	Level 1	Level 2	Level 3	Not Subject to Leveling
Cash and equivalents	$49	$3	$—	$132	$18	$12	$—	$174
Equity securities:
Domestic	1,591	—	—	1,241	1,257	—	—	1,160
International	1,221	—	—	735	929	—	—	780
Mutual funds	195	—	—	—	176	—	—	—
Debt securities:
National, state and local governments	482	306	—	95	414	308	—	56
Corporate debt	69	1,134	—	236	14	1,062	—	240
Asset-backed securities	—	—	—	—	—	—	—	18
Private investment partnerships	—	—	—	819	—	—	—	745
Real estate	—	—	458	314	—	—	473	293
Total	$3,607	$1,443	$458	$3,572	$2,808	$1,382	$473	$3,466
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
The table below presents a reconciliation of the fair value measurements for owned real estate properties, which use significant unobservable inputs (Level 3):

(In millions)	2020	2019
Balance at beginning of year	$473	$460
Unrealized gains (losses), net	(18)	7
Realized gains, net	6	5
Purchases, sales and settlements, net	(3)	1
Balance at end of year	$458	$473

Estimated Future Cash Flow Impact
Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2021, we expect to contribute approximately $51 million to our pension plans. Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions. These payments are based on the same assumptions used to measure our benefit obligation at the end of 2020. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets. Benefit payments that we expect to pay on an undiscounted basis are as follows:

(In millions)	2021	2022	2023	2024	2025	2026-2030
Pension benefits	$434	$441	$450	$459	$470	$2,460
Postretirement benefits other than pensions	24	23	22	20	19	77
Note 17. Special Charges
Special charges recorded by segment and type of cost are as follows:

(In millions)	Severance Costs	Contract Terminations and Other	Asset Impairments	Total Restructuring Charges	Other Charges	Total
2020
Textron Aviation	$31	$—	$2	$33	$32	$65
Industrial	27	1	6	34	7	41
Textron Systems	11	12	14	37	—	37
Corporate	4	—	—	4	—	4
Total special charges	$73	$13	$22	$108	$39	$147
2019
Industrial	$21	$11	$6	$38	$—	$38
Textron Aviation	25	—	4	29	—	29
Corporate	—	—	—	—	5	5
Total special charges	$46	$11	$10	$67	$5	$72
2018
Industrial	$8	$18	$47	$73	$—	$73
Total special charges	$8	$18	$47	$73	$—	$73
2020 COVID-19 Restructuring Plan
In the second quarter of 2020, we initiated a restructuring plan to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. As a result of ongoing evaluations, this plan was expanded in the third quarter of 2020 to include additional headcount reductions and facility consolidations in the Industrial segment. The plan primarily impacts the TRU business within the Textron Systems segment, and the Industrial and Textron Aviation segments. At TRU, there has been a substantial decline in demand and order cancellations for flight simulators in light of the expected long-term impact of the pandemic on the commercial air transportation business. Accordingly, we ceased manufacturing at TRU’s facility in Montreal, Canada, resulting in a production suspension of its commercial air transport simulators, along with workforce reductions, contract terminations, facility closures and asset impairments. As a result of market conditions and the cessation of manufacturing at this facility, we incurred an inventory valuation charge of $55 million in the second quarter of 2020, which was recorded in Cost of Sales, to write-down TRU’s inventory to its net realizable value. In the fourth quarter of 2020, we reached a definitive agreement to sell TRU Simulation + Training Canada Inc. as described in Note 2.
Through the end of 2020, we recorded pre-tax charges of $108 million since the inception of the plan. In 2021, we expect to incur additional contract termination costs and other charges in the range of $20 million to $30 million, primarily in the Industrial segment. We estimate a total reduction of 2,700 positions, representing 8% of our workforce, and expect the plan to be substantially completed in the first half of 2021.

2020 Other Charges
In the first quarter of 2020, we recognized $39 million of intangible asset impairment charges at the Textron Aviation and Industrial segments. Due to the impact of the COVID-19 pandemic, we experienced decreased demand for our products and services as our customers delayed or ceased orders due to the environment of economic uncertainty. In light of these conditions, Textron Aviation had temporarily shut down most aircraft production, including the King Air turboprop and Beechcraft piston product lines, and had instituted employee furloughs. Based on these events, we performed an interim impairment test of the indefinite-lived Beechcraft and King Air trade name intangible assets at April 4, 2020. Fair value of these assets was determined utilizing the relief of royalty method assuming an increase in the discount rate based on market data to 9.7% and revised expectations of future revenues for the products and services associated with the tradenames. This analysis resulted in an impairment charge of $32 million. At January 2, 2021, these intangible assets totaled $169 million.  In the Industrial segment, we fully impaired the Arctic Cat trade name intangible asset within the Specialized Vehicles product line and recorded a $7 million impairment charge.
Other Restructuring Plans
In 2019, we recorded $67 million of special charges in connection with a restructuring plan that was designed to reduce costs and improve overall operating efficiency through headcount reductions, facility consolidations and other actions in the Industrial and Textron Aviation segments. In the Industrial segment, in connection with the strategic review of our Kautex business, cost reduction and other measures were initiated to maximize its operating margin, and we took further cost cutting actions in our Textron Specialized Vehicles businesses. In the Textron Aviation segment, we conducted a review of our ongoing workforce requirements, resulting in targeted headcount reductions and other actions to realign our cost structure. Headcount reductions totaling approximately 1,000 positions, which included business support and administrative functions within both segments, were completed in 2020. The headcount reductions at Textron Aviation were primarily related to engineering positions, reflecting completion of the Longitude certification activities and reduced requirements for ongoing development programs.
In 2018, we recorded $73 million of special charges in connection with a plan to restructure the Textron Specialized Vehicles businesses within our Industrial segment, which included asset impairment charges of $47 million, primarily intangible assets related to product rationalization, contract termination and other costs of $18 million and severance costs of $8 million. Headcount reductions totaled approximately 400 positions, representing 10% of Textron Specialized Vehicles’ workforce.
Restructuring Reserve
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 29, 2018	$8	$32	$40
Provision for 2019 plan	46	11	57
Cash paid	(8)	(23)	(31)
Foreign currency translation	—	(1)	(1)
Balance at January 4, 2020	$46	$19	$65
Provision for 2020 COVID-19 restructuring plan	73	13	86
Cash paid	(77)	(11)	(88)
Reclassifications*	(1)	(12)	(13)
Foreign currency translation	2	—	2
Balance at January 2, 2021	$43	$9	$52
* Reclassifications include amounts classified as held for sale in connection with a business disposition described in Note 2.
The majority of the remaining cash outlays of $52 million is expected to be paid in the first half of 2021. Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.
Note 18. Income Taxes
We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income before income taxes is as follows:

(In millions)	2020	2019	2018
U.S.	$202	$668	$557
Non-U.S.	80	274	827
Income before income taxes	$282	$942	$1,384

Income tax expense (benefit) is summarized as follows:

(In millions)	2020	2019	2018
Current expense (benefit):
Federal	$(1)	$(48)	$3
State	(76)	16	9
Non-U.S.	57	70	101
	(20)	38	113
Deferred expense (benefit):
Federal	3	112	60
State	5	(20)	(5)
Non-U.S.	(15)	(3)	(6)
	(7)	89	49
Income tax expense (benefit)	$(27)	$127	$162
The following table reconciles the federal statutory income tax rate to our effective income tax rate:

	2020	2019	2018
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State income tax audit settlement (net of federal impact)	(18.6)	—	—
Research and development tax credits (a)	(18.2)	(7.6)	(2.9)
Outside basis difference in assets held for sale	(2.7)	—	—
State income taxes (net of federal impact)	(1.2)	0.3	(0.1)
Non-U.S. tax rate differential and foreign tax credits (b)	10.8	1.4	1.3
U.S. tax reform enactment impact	—	—	(1.0)
U.S. amended returns tax rate differential	—	(1.2)	—
Gain on business disposition, primarily in non-U.S. jurisdictions	—	—	(5.0)
Other, net	(0.7)	(0.4)	(1.6)
Effective income tax rate	(9.6)%	13.5%	11.7%
(a)In 2020, the benefit of research and development tax credits as a percentage of pre-tax income was higher than prior periods primarily due to lower pre-tax income. In 2019, $61 million in benefits were recognized for additional tax credits related to prior years as a result of the completion of a research and development tax analysis.
(b)In 2020, the effective tax rate was unfavorably impacted by a $55 million inventory charge and special charges in a non-U.S. jurisdiction where tax benefits cannot be realized, along with a $10 million tax expense related to a decision to dividend cash back from select non-U.S. jurisdictions to the U.S., partially offset by a $14 million valuation allowance release.
Unrecognized Tax Benefits
Our unrecognized tax benefits represent tax positions for which reserves have been established, with unrecognized  state tax benefits reflected net of applicable federal tax benefits. At the end of 2020, 2019 and 2018, if our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. A reconciliation of these unrecognized tax benefits is as follows:

(In millions)	2020	2019	2018
Balance at beginning of year	$221	$141	$182
Additions for tax positions related to current year	11	9	5
Additions for tax positions of prior years	21	74	13
Reductions for settlements and expiration of statute of limitations	(69)	(1)	(22)
Reductions for tax positions of prior years	(1)	(2)	(37)
Balance at end of year	$183	$221	$141
In 2020, certain tax positions related to state tax attributes were reduced by $68 million based on an audit settlement with respect to certain state income tax returns. In 2019, additional tax positions primarily reflect the completion of a research and development tax credit analysis for tax credits related to prior years. In 2018, certain tax positions related to research and development tax credits were reduced by $25 million based on new information, including interactions with the tax authorities and recent audit settlements.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are generally no longer subject to U.S. federal tax examinations for years before 2014, state and local income tax examinations for years before 2015, and non-U.S. income tax examinations for years before 2011. In 2019, we filed U.S. federal amended returns for 2012 and 2013 for additional research and development tax credits that are subject to examination.
Deferred Taxes
The significant components of our net deferred tax assets/(liabilities) are provided below:

(In millions)	January 2, 2021	January 4, 2020
U.S. operating loss and tax credit carryforwards (a)	$320	$235
Obligation for pension and postretirement benefits	287	289
Accrued liabilities (b)	202	214
Deferred compensation	100	95
Operating lease liabilities	97	70
Non-U.S. operating loss and tax credit carryforwards (c)	65	52
Property, plant and equipment, principally depreciation	(199)	(153)
Amortization of goodwill and other intangibles	(171)	(160)
Valuation allowance on deferred tax assets	(157)	(145)
Operating lease right-of-use assets	(95)	(68)
Other leasing transactions, principally leveraged leases	(79)	(80)
Prepaid pension benefits	(44)	(29)
Other, net	16	(51)
Deferred taxes, net	$342	$269
(a)At January 2, 2021, U.S. operating loss and tax credit carryforward benefits of $283 million expire through 2040 if not utilized and $37 million may be carried forward indefinitely.
(b)Accrued liabilities include warranty reserves, self-insured liabilities and interest.
(c)At January 2, 2021, non-U.S. operating loss and tax credit carryforward benefits of $29 million expire through 2040 if not utilized and $36 million may be carried forward indefinitely.
We believe earnings during the period when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.
The following table presents the breakdown of our deferred taxes:

(In millions)	January 2, 2021	January 4, 2020
Manufacturing group:
Deferred tax assets, net of valuation allowance	$423	$341
Deferred tax liabilities	(19)	(4)
Finance group – Deferred tax liabilities	(62)	(68)
Net deferred tax asset	$342	$269
Non-U.S. and U.S. state income taxes have not been provided for on basis differences in certain investments, primarily as a result of unremitted earnings in foreign subsidiaries that are indefinitely reinvested, totaled $1.7 billion at January 2, 2021 and January 4, 2020. Should these earnings be distributed in the future in the form of dividends or otherwise, we would be subject to withholding and income taxes payable to various non-U.S. jurisdictions and U.S. states.  Determination of the deferred tax liability associated with indefinitely reinvested earnings is not practicable due to multiple factors, including the complexity of non-U.S. tax laws and tax treaty interpretations, exchange rate fluctuations, and the uncertainty of available credits or exemptions under U.S. federal and state tax laws.

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
In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $216 million and $247 million at January 2, 2021 and January 4, 2020, respectively.
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
Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $150 million. At January 2, 2021, environmental reserves of $76 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $15 million as current liabilities. Expenditures to evaluate and remediate contaminated sites were $7 million, $13 million and $13 million in 2020, 2019 and 2018, respectively.
Note 20. Supplemental Cash Flow Information
Our cash payments and receipts are as follows:

(In millions)	2020	2019	2018
Interest paid:
Manufacturing group	$139	$138	$132
Finance group	20	23	25
Net taxes paid:
Manufacturing group	34	120	129
Finance group	8	1	17

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Textron Inc. (the Company) as of January 2, 2021 and January 4, 2020, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 2, 2021, and the related notes and the financial statement schedule contained on page 73 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021 and January 4, 2020 and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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

Auditing the Company’s estimated costs at completion was challenging and complex due to the judgment involved in evaluating management’s assumptions and key estimates over the duration of long-term contracts. The estimated costs at completion consider risks surrounding the Company’s ability to achieve the technical requirements and specifications of the contract, schedule, and other cost elements of the contract, and depend on whether the Company is able to successfully retire risks surrounding such aspects of the contract.
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
To test the accuracy of the Company’s estimated costs at completion, our audit procedures included, among others, evaluating the key assumptions used by management to determine such estimates. This included evaluating the historical accuracy of management’s estimates by comparing planned costs to actual costs incurred to date. We also tested the completeness and accuracy of the underlying data back to source documents and contracts.
Defined Benefit Pension Obligations
Description of the Matter
As described in Note 16 to the consolidated financial statements, at January 2, 2021, the aggregate qualified defined benefit pension obligation was $9.8 billion and exceeded the fair value of pension plan assets of $9.1 billion, resulting in an unfunded defined benefit pension obligation of $753 million. As explained in Note 1 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets annually in the fourth quarter or upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

Auditing the defined benefit pension obligations was complex due to the highly judgmental nature of the actuarial assumptions (e.g., discount rate, mortality rate, expected return on plan assets) used in the measurement process. These assumptions have a significant effect on the projected benefit obligation.
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
To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and the underlying data used by management and its actuaries. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from the prior year due to the change in service cost, interest cost, benefit payments, actuarial gains and losses, contributions, new longevity assumptions and plan amendments, as applicable. In addition, we involved an actuarial specialist to assist in evaluating management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows. To evaluate the mortality rate, we assessed whether the information is consistent with publicly available information and entity-specific data. We also tested the completeness and accuracy of the underlying data, including the participant data provided to the Company’s actuaries. Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumption is consistent with a range of returns for a portfolio of comparative investments.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1957.
Boston, Massachusetts
February 19, 2021

Quarterly Data

(Unaudited)	2020				2019
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues
Textron Aviation	$872	$747	$795	$1,560	$1,134	$1,123	$1,201	$1,729
Bell	823	822	793	871	739	771	783	961
Textron Systems	328	326	302	357	307	308	311	399
Industrial	740	562	832	866	912	1,009	950	927
Finance	14	15	13	13	17	16	14	19
Total revenues	$2,777	$2,472	$2,735	$3,667	$3,109	$3,227	$3,259	$4,035
Segment profit (loss)
Textron Aviation	$3	$(66)	$(29)	$108	$106	$105	$104	$134
Bell	115	118	119	110	104	103	110	118
Textron Systems	26	37	40	49	28	49	31	33
Industrial	9	(11)	58	55	50	76	47	44
Finance	3	4	1	2	6	6	5	11
Total segment profit	156	82	189	324	294	339	297	340
Corporate expenses and other, net	(14)	(30)	(28)	(50)	(47)	(24)	(17)	(22)
Interest expense, net for Manufacturing group	(34)	(37)	(38)	(36)	(35)	(36)	(39)	(36)
Special charges *	(39)	(78)	(7)	(23)	—	—	—	(72)
Inventory charge *	—	(55)	—	—	—	—	—	—
Income tax (expense) benefit	(19)	26	(1)	21	(33)	(62)	(21)	(11)
Net income (loss)	$50	$(92)	$115	$236	$179	$217	$220	$199
Earnings per share
Basic	$0.22	$(0.40)	$0.50	$1.03	$0.76	$0.94	$0.96	$0.87
Diluted	0.22	(0.40)	0.50	1.03	0.76	0.93	0.95	0.87
Basic average shares outstanding (in thousands)	228,311	228,247	228,918	228,666	234,839	232,013	229,755	228,653
Diluted average shares outstanding (in thousands)	228,927	228,247	229,279	229,365	236,437	233,545	231,097	229,790
Segment profit (loss) margins
Textron Aviation	0.3%	(8.8%)	(3.6%)	6.9%	9.3%	9.4%	8.7%	7.8%
Bell	14.0	14.4	15.0	12.6	14.1	13.4	14.0	12.3
Textron Systems	7.9	11.3	13.2	13.7	9.1	15.9	10.0	8.3
Industrial	1.2	(2.0)	7.0	6.4	5.5	7.5	4.9	4.7
Finance	21.4	26.7	7.7	15.4	35.3	37.5	35.7	57.9
Segment profit margin	5.6%	3.3%	6.9%	8.8%	9.5%	10.5%	9.1%	8.4%

* See Note 17 for additional information.

Schedule II — Valuation and Qualifying Accounts

(In millions)	2020	2019	2018
Allowance for doubtful accounts
Balance at beginning of year	$29	$27	$27
Charged to costs and expenses	25	7	5
Deductions from reserves*	(18)	(5)	(5)
Balance at end of year	$36	$29	$27
Allowance for losses on finance receivables
Balance at beginning of year	$25	$29	$31
Provision (reversal) for losses	7	(6)	(3)
Charge-offs	—	(4)	(4)
Recoveries	3	6	5
Balance at end of year	$35	$25	$29
Inventory FIFO reserves
Balance at beginning of year	$309	$280	$262
Charged to costs and expenses	105	58	56
Deductions from reserves*	(57)	(29)	(38)
Balance at end of year	$357	$309	$280
* Deductions primarily include amounts written off on uncollectible accounts (less recoveries), inventory disposals, changes to prior year estimates, reclassifications to held for sale, business dispositions and currency translation adjustments.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 2, 2021. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of January 2, 2021.
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
With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021.
The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of January 2, 2021, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on Internal Control over Financial Reporting
We have audited Textron Inc.’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Textron, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of January 2, 2021 and January 4, 2020, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholder’s Equity and Cash Flows for each of the three years in the period ended January 2, 2021, and the related notes and the financial statement schedule contained on page 73, of the Company and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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
February 19, 2021

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information appearing under “ELECTION OF DIRECTORS — Nominees for Director,” “CORPORATE GOVERNANCE — Corporate Governance Guidelines and Policies,” “— Code of Ethics,” and “— Board Committees — Audit Committee,” in the Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information appearing under “CORPORATE GOVERNANCE — Compensation of Directors,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information appearing under “CORPORATE GOVERNANCE — Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements and Schedules — See Index on Page 34.

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

4.2	Description of registrant’s securities. Incorporated by reference to Exhibit 4.6 to Textron's Annual Report on Form 10-K for the fiscal year ended January 4, 2020.

NOTE:	Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

NOTE:	Exhibits 10.1 through 10.17 below are management contracts or compensatory plans, contracts or agreements.

10.1A
Textron Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of April 28, 2010). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012. (SEC File No. 1-5480)

10.1B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. (SEC File No. 1-5480)

10.1C	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014. (SEC File No. 1-5480)

10.2A	Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017.

10.2B	Amended and Restated Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2020.

10.3A	Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015.

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

10.3E
Form of Performance Share Unit Grant Agreement under 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2020.

10.3F
Form of Stock-Settled Restricted Stock Unit (with Dividend Equivalents) Grant Agreement under 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2020.

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

10.7E
Amendment No. 4 to Deferred Income Plan for Non-Employee Directors, as Amended and Restated Effective January 1, 2009. Incorporated by reference to Exhibit 10.7E to Textron's Annual Report on Form 10-K for the fiscal year ended January 4, 2020.

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

10.14A
Letter Agreement between Textron and E. Robert Lupone, dated December 22, 2011. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (SEC File No. 1-5480)

10.14B
Amendment to letter agreement between Textron and E. Robert Lupone, dated July 27, 2012. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012. (SEC File No. 1-5480)

10.15
Textron Inc. 2015 Long-Term Incentive Plan Equity Program for Non-Employee Directors. Incorporated by reference to Exhibit 10.15 to Textron's Annual Report on Form 10-K for the fiscal year ended January 4, 2020. (SEC File No. 1-5480).

10.16	Director Compensation. Incorporated by reference to Exhibit 10.16 to Textron's Annual Report on Form 10-K for the fiscal year ended January 4, 2020 (SEC File No. 1-5480).

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

101
The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended January 2, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February 2021.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 19th day of February 2021 by the following persons on behalf of the registrant and in the capacities indicated:

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