Form 10-Q
period 2021-04-03
TEXTRON INC
filed 2021-04-29
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 16, 2021, there were 225,708,875 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended April 3, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 3, 2021	April 4, 2020
Revenues
Manufacturing revenues	$2,864	$2,763
Finance revenues	15	14
Total revenues	2,879	2,777
Costs, expenses and other
Cost of sales	2,400	2,387
Selling and administrative expense	298	263
Interest expense	40	40
Special charges	6	39
Non-service components of pension and post-retirement income, net	(40)	(21)
Gain on business disposition	(15)	—
Total costs, expenses and other	2,689	2,708
Income before income taxes	190	69
Income tax expense	19	19
Net income	$171	$50
Earnings per share
Basic	$0.75	$0.22
Diluted	$0.75	$0.22
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Net income	$171	$50
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	30	37
Foreign currency translation adjustments, net of reclassifications	(18)	(40)
Deferred gains (losses) on hedge contracts, net of reclassifications	4	(9)
Other comprehensive income (loss)	16	(12)
Comprehensive income	$187	$38
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	April 3, 2021	January 2, 2021
Assets
Manufacturing group
Cash and equivalents	$1,897	$2,146
Accounts receivable, net	883	787
Inventories	3,705	3,513
Other current assets	899	950
Total current assets	7,384	7,396
Property, plant and equipment, less accumulated depreciation and amortization of $4,737 and $4,696, respectively	2,478	2,516
Goodwill	2,152	2,157
Other assets	2,468	2,436
Total Manufacturing group assets	14,482	14,505
Finance group
Cash and equivalents	181	108
Finance receivables, net	672	744
Other assets	79	86
Total Finance group assets	932	938
Total assets	$15,414	$15,443
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$257	$509
Accounts payable	1,033	776
Other current liabilities	1,833	1,985
Total current liabilities	3,123	3,270
Other liabilities	2,340	2,357
Long-term debt	3,183	3,198
Total Manufacturing group liabilities	8,646	8,825
Finance group
Other liabilities	119	111
Debt	653	662
Total Finance group liabilities	772	773
Total liabilities	9,418	9,598
Shareholders’ equity
Common stock	29	29
Capital surplus	1,845	1,785
Treasury stock	(294)	(203)
Retained earnings	6,139	5,973
Accumulated other comprehensive loss	(1,723)	(1,739)
Total shareholders’ equity	5,996	5,845
Total liabilities and shareholders’ equity	$15,414	$15,443
Common shares outstanding (in thousands)	225,898	226,444
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended April 3, 2021 and April 4, 2020, respectively

	Consolidated
(In millions)	2021	2020
Cash flows from operating activities
Net income	$171	$50
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	90	90
Gain on business disposition	(15)	—
Deferred income taxes	11	(10)
Asset impairments	3	39
Other, net	35	33
Changes in assets and liabilities:
Accounts receivable, net	(103)	47
Inventories	(178)	(368)
Other assets	(17)	(41)
Accounts payable	259	(49)
Other liabilities	(105)	(203)
Income taxes, net	(11)	20
Pension, net	(23)	(5)
Captive finance receivables, net	69	—
Other operating activities, net	(5)	3
Net cash provided by (used in) operating activities of continuing operations	181	(394)
Net cash used in operating activities of discontinued operations	—	(1)
Net cash provided by (used in) operating activities	181	(395)
Cash flows from investing activities
Capital expenditures	(53)	(50)
Net proceeds from business disposition	39	—
Finance receivables repaid	13	13
Other investing activities, net	6	(6)
Net cash provided by (used in) investing activities	5	(43)
Cash flows from financing activities
Increase in short-term debt	—	603
Net proceeds from long-term debt	—	643
Proceeds from borrowings against corporate-owned life insurance policies	—	377
Principal payments on long-term debt and nonrecourse debt	(287)	(24)
Purchases of Textron common stock	(91)	(54)
Dividends paid	(5)	(5)
Other financing activities, net	24	3
Net cash provided by (used in) financing activities	(359)	1,543
Effect of exchange rate changes on cash and equivalents	(3)	(16)
Net increase (decrease) in cash and equivalents	(176)	1,089
Cash and equivalents at beginning of period	2,254	1,357
Cash and equivalents at end of period	$2,078	$2,446
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended April 3, 2021 and April 4, 2020, respectively

	Manufacturing Group		Finance Group
(In millions)	2021	2020	2021	2020
Cash flows from operating activities
Net income (loss)	$177	$48	$(6)	$2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	88	89	2	1
Gain on business disposition	(15)	—	—	—
Deferred income taxes	11	(11)	—	1
Asset impairments	3	39	—	—
Other, net	36	33	(1)	—
Changes in assets and liabilities:
Accounts receivable, net	(103)	47	—	—
Inventories	(178)	(368)	—	—
Other assets	(17)	(41)	—	—
Accounts payable	259	(49)	—	—
Other liabilities	(103)	(198)	(2)	(5)
Income taxes, net	(23)	20	12	—
Pension, net	(23)	(5)	—	—
Other operating activities, net	(5)	3	—	—
Net cash provided by (used in) operating activities of continuing operations	107	(393)	5	(1)
Net cash used in operating activities of discontinued operations	—	(1)	—	—
Net cash provided by (used in) operating activities	107	(394)	5	(1)
Cash flows from investing activities
Capital expenditures	(53)	(50)	—	—
Net proceeds from business disposition	39	—	—	—
Finance receivables repaid	—	—	89	46
Finance receivables originated	—	—	(7)	(33)
Other investing activities, net	—	(6)	6	—
Net cash provided by (used in) investing activities	(14)	(56)	88	13
Cash flows from financing activities
Increase in short-term debt	—	603	—	—
Net proceeds from long-term debt	—	643	—	—
Proceeds from borrowings against corporate-owned life insurance policies	—	377	—	—
Principal payments on long-term debt and nonrecourse debt	(267)	(7)	(20)	(17)
Purchases of Textron common stock	(91)	(54)	—	—
Dividends paid	(5)	(5)	—	—
Other financing activities, net	24	(9)	—	12
Net cash provided by (used in) financing activities	(339)	1,548	(20)	(5)
Effect of exchange rate changes on cash and equivalents	(3)	(16)	—	—
Net increase (decrease) in cash and equivalents	(249)	1,082	73	7
Cash and equivalents at beginning of period	2,146	1,181	108	176
Cash and equivalents at end of period	$1,897	$2,263	$181	$183
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2021.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
In the first quarter of 2021 and 2020, our cumulative catch-up adjustments increased segment profit by $14 million and $2 million, respectively, and net income by $11 million and $1 million, respectively ($0.05 and $0.01 per diluted share, respectively). In the first quarter of 2021 and 2020, we recognized revenues from performance obligations satisfied in prior periods of $18 million and $4 million, which related to changes in profit booking rates that impacted revenue. In the first quarter of 2021 and 2020, gross favorable adjustments totaled $36 million and $27 million, respectively, and the gross unfavorable adjustments totaled $22 million and $25 million, respectively.
Note 2. Business Disposition
On January 25, 2021, we completed the sale of TRU Simulation + Training Canada Inc. within our Textron Systems segment for net cash proceeds of $39 million and recorded an after-tax gain of $15 million.

Note 3. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	April 3, 2021	January 2, 2021
Commercial	$732	$668
U.S. Government contracts	184	155
	916	823
Allowance for credit losses	(33)	(36)
Total accounts receivable, net	$883	$787
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	April 3, 2021	January 2, 2021
Finance receivables	$705	$779
Allowance for credit losses	(33)	(35)
Total finance receivables, net	$672	$744
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
Since the first quarter of 2020, the Finance segment has worked with certain customers impacted by the pandemic to provide payment relief through loan modifications. The types of temporary payment relief we offered to these customers included delays in the timing of required principal payments, deferrals of interest payments and/or interest-only payments. For loan modifications that cover payment-relief periods in excess of six months, even if the loan was previously current, the loan is deemed a troubled debt restructuring and considered impaired. These impaired loans are classified as either nonaccrual or watchlist based on a review of the credit quality indicators as discussed above.
During the first quarter of 2021, we modified finance receivable contracts for 12 customers with an outstanding balance at April 3, 2021 totaling $29 million, of which $25 million was categorized as troubled debt restructurings. Due to the nature of these restructurings, the financial effects were not significant. We had four customer defaults related to finance receivables previously modified as a troubled debt restructuring that had an insignificant outstanding balance. We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts.

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	April 3, 2021	January 2, 2021
Performing	$591	$612
Watchlist	2	74
Nonaccrual	112	93
Nonaccrual as a percentage of finance receivables	15.89%	11.94%
Current and less than 31 days past due	$676	$738
31-60 days past due	3	12
61-90 days past due	6	11
Over 90 days past due	20	18
60+ days contractual delinquency as a percentage of finance receivables	3.69%	3.72%
At April 3, 2021, 27% of our performing finance receivables were originated since the beginning of 2020 and 33% were originated from 2017 to 2019. For finance receivables categorized as nonaccrual, 68% were originated from 2017 to 2019.
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

(In millions)	April 3, 2021	January 2, 2021
Finance receivables evaluated collectively	$498	$521
Finance receivables evaluated individually	113	163
Allowance for credit losses based on collective evaluation	26	28
Allowance for credit losses based on individual evaluation	7	7
Impaired finance receivables with specific allowance for losses	$42	$46
Impaired finance receivables with no specific allowance for losses	71	117
Unpaid principal balance of impaired finance receivables	122	175
Allowance for credit losses on impaired finance receivables	7	7
Average recorded investment of impaired finance receivables	138	126
Note 4. Inventories
Inventories are composed of the following:

(In millions)	April 3, 2021	January 2, 2021
Finished goods	$1,222	$1,228
Work in process	1,663	1,455
Raw materials and components	820	830
Total inventories	$3,705	$3,513

Note 5. Warranty Liability
Changes in our warranty liability are as follows:

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Beginning of period	$119	$141
Provision	14	13
Settlements	(20)	(19)
Adjustments*	3	(2)
End of period	$116	$133
* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 6. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide. Our operating leases have remaining lease terms up to 28 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. In the first quarter of 2021 and 2020, operating lease cost totaled $16 million and $15 million, respectively. Cash paid for operating leases totaled $16 million and $15 million in the first quarter of 2021 and 2020, respectively, which is classified in cash flows from operating activities. Noncash transactions totaled $45 million and $3 million in the first quarter of 2021 and 2020, respectively, reflecting the recognition of operating lease assets and liabilities for new or extended leases. Variable and short-term lease costs were not significant.
Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	April 3, 2021	January 2, 2021
Other assets	$384	$349
Other current liabilities	54	47
Other liabilities	336	306
Weighted-average remaining lease term (in years)	10.9	11.6
Weighted-average discount rate	3.52%	4.17%
At April 3, 2021, maturities of our operating lease liabilities on an undiscounted basis totaled $50 million for the remainder of 2021, $63 million for 2022, $54 million for 2023, $45 million for 2024, $41 million for 2025 and $240 million thereafter.
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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.  At April 3, 2021 and January 2, 2021, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $423 million and $318 million, respectively. At April 3, 2021, the fair value amounts of our foreign currency exchange contracts were a $9 million asset and a $1 million liability. At January 2, 2021, the fair value amounts of our foreign currency exchange contracts were a $5 million asset and a $2 million liability.
Our Finance group enters into interest rate swap agreements to mitigate exposure to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. At April 3, 2021 and January 2, 2021, we had one swap agreement that matures in February 2022 with a notional amount of $289 million and $294 million, respectively, and a fair value of a $3 million and $4 million liability, respectively.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	April 3, 2021		January 2, 2021
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,438)	$(3,615)	$(3,690)	$(3,986)
Finance group
Finance receivables, excluding leases	482	525	549	599
Debt	(653)	(599)	(662)	(587)
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
Note 8. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended April 3, 2021
Beginning of period	$29	$1,785	$(203)	$5,973	$(1,739)	$5,845
Net income	—	—	—	171	—	171
Other comprehensive income	—	—	—	—	16	16
Share-based compensation activity	—	60	—	—	—	60
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(91)	—	—	(91)
End of period	$29	$1,845	$(294)	$6,139	$(1,723)	$5,996
Three months ended April 4, 2020
Beginning of period	$29	$1,674	$(20)	$5,682	$(1,847)	$5,518
Net income	—	—	—	50	—	50
Other comprehensive loss	—	—	—	—	(12)	(12)
Share-based compensation activity	—	37	—	—	—	37
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(54)	—	—	(54)
End of period	$29	$1,711	$(74)	$5,727	$(1,859)	$5,534
Dividends per share of common stock were $0.02 for both the first quarter of 2021 and 2020.

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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	April 3, 2021	April 4, 2020
Basic weighted-average shares outstanding	227,009	228,311
Dilutive effect of stock options	1,275	616
Diluted weighted-average shares outstanding	228,284	228,927
Stock options to purchase 4.3 million and 7.5 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the first quarter of 2021 and 2020, respectively, as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gain (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 2, 2021	$(1,780)	$42	$(1)	$(1,739)
Other comprehensive loss before reclassifications	—	(32)	4	(28)
Reclassified from Accumulated other comprehensive loss	30	14	—	44
Balance at April 3, 2021	$(1,750)	$24	$3	$(1,723)
Balance at January 4, 2020	$(1,811)	$(36)	$—	$(1,847)
Other comprehensive loss before reclassifications	—	(40)	(8)	(48)
Reclassified from Accumulated other comprehensive loss	37	—	(1)	36
Balance at April 4, 2020	$(1,774)	$(76)	$(9)	$(1,859)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	April 3, 2021			April 4, 2020
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$38	$(9)	$29	$46	$(10)	$36
Amortization of prior service cost*	2	(1)	1	2	(1)	1
Pension and postretirement benefits adjustments, net	40	(10)	30	48	(11)	37
Foreign currency translation adjustments:
Foreign currency translation adjustments	(32)	—	(32)	(37)	(3)	(40)
Business disposition	14	—	14	—	—	—
Foreign currency translation adjustments, net	(18)	—	(18)	(37)	(3)	(40)
Deferred gains (losses) on hedge contracts:
Current deferrals	5	(1)	4	(9)	1	(8)
Reclassification adjustments	—	—	—	(1)	—	(1)
Deferred gains (losses) on hedge contracts, net	5	(1)	4	(10)	1	(9)
Total	$27	$(11)	$16	$1	$(13)	$(12)
*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost (credit). See Note 16 of our 2020 Annual Report on Form 10-K for additional information.

Note 9. Segment Information
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
Our revenues by segment, along with a reconciliation of segment profit to income before income taxes, are included in the table below:

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Revenues
Textron Aviation	$865	$872
Bell	846	823
Textron Systems	328	328
Industrial	825	740
Finance	15	14
Total revenues	$2,879	$2,777
Segment Profit
Textron Aviation	$47	$3
Bell	105	115
Textron Systems	51	26
Industrial	47	9
Finance	6	3
Segment profit	256	156
Corporate expenses and other, net	(40)	(14)
Interest expense, net for Manufacturing group	(35)	(34)
Special charges	(6)	(39)
Gain on business disposition	15	—
Income before income taxes	$190	$69

Note 10. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Aircraft	$535	$515
Aftermarket parts and services	330	357
Textron Aviation	865	872
Military aircraft and support programs	577	620
Commercial helicopters, parts and services	269	203
Bell	846	823
Air systems*	123	136
Land and sea systems*	57	60
Other	148	132
Textron Systems	328	328
Fuel systems and functional components	497	465
Specialized vehicles	328	275
Industrial	825	740
Finance	15	14
Total revenues	$2,879	$2,777
*At the beginning of 2021, Textron Systems began reporting under the Air Systems, Land and Sea Systems and Other product lines to reflect a reorganization and transfer of certain products. Prior period revenues have been reclassified to conform to current period presentation.

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended April 3, 2021
Customer type:
Commercial	$846	$266	$58	$820	$15	$2,005
U.S. Government	19	580	270	5	—	874
Total revenues	$865	$846	$328	$825	$15	$2,879
Geographic location:
United States	$609	$616	$289	$378	$8	$1,900
Europe	84	36	10	236	—	366
Asia and Australia	76	79	16	94	2	267
Other international	96	115	13	117	5	346
Total revenues	$865	$846	$328	$825	$15	$2,879
Three months ended April 4, 2020
Customer type:
Commercial	$848	$198	$71	$739	$14	$1,870
U.S. Government	24	625	257	1	—	907
Total revenues	$872	$823	$328	$740	$14	$2,777
Geographic location:
United States	$597	$690	$286	$329	$6	$1,908
Europe	84	24	12	228	1	349
Asia and Australia	123	50	20	53	1	247
Other international	68	59	10	130	6	273
Total revenues	$872	$823	$328	$740	$14	$2,777
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At April 3, 2021, we had $9.6 billion in remaining performance obligations of which we expect to recognize revenues of approximately 73% through 2022, an additional 23% through 2024, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At April 3, 2021 and January 2, 2021, contract assets totaled $578 million and $561 million, respectively, and contract liabilities totaled $887 million and $842 million, respectively, reflecting timing differences between revenue recognized, billings and payments from customers. During the first quarter of 2021 and 2020, we recognized revenues of $278 million and $231 million, respectively, that were included in the contract liability balance at the beginning of each year.
Note 11. Share-Based Compensation
Under our share-based compensation plan, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  Compensation expense, or income in periods of share price depreciation, related to share-based compensation is included in net income as follows:

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Compensation expense (income)	$55	$(13)
Income tax (benefit) expense	(13)	3
Total net compensation expense (income) included in net income	$42	$(10)
Compensation expense (income) included stock option expense of $12 million in the first quarter of 2021 and $10 million in the first quarter of 2020.

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
We grant options annually on the first day of March and the assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	March 1, 2021	March 1, 2020
Fair value of options at grant date	$15.05	$10.66
Dividend yield	0.2%	0.2%
Expected volatility	33.6%	29.3%
Risk-free interest rate	0.7%	1.1%
Expected term (in years)	4.7	4.7
The stock option activity during the first quarter of 2021 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at January 2, 2021	9,810	$44.03
Granted	1,480	51.56
Exercised	(812)	(33.08)
Forfeited or expired	(59)	(45.91)
Outstanding at April 3, 2021	10,419	$45.94
Exercisable at April 3, 2021	7,062	$45.54
At April 3, 2021, our outstanding options had an aggregate intrinsic value of $117 million and a weighted-average remaining contractual life of 6.4 years.  Our exercisable options had an aggregate intrinsic value of $83 million and a weighted-average remaining contractual life of 5.1 years at April 3, 2021.  The total intrinsic value of options exercised during the first quarter of 2021 and 2020 was $15 million and $3 million, respectively.
Restricted Stock Units
We issue restricted stock units that include the right to receive dividend equivalents and are settled in both cash and stock. Beginning in 2020, new grants of restricted stock units will vest in full on the third anniversary of the grant date. Restricted stock units granted prior to 2020 vest one-third each in the third, fourth and fifth year following the year of the grant. The fair value of these units is based on the trading price of our common stock. For units payable in stock, we use the trading price on the grant date, while units payable in cash are remeasured using the price at each reporting period date.  The activity for restricted stock units payable in both stock and cash during the first quarter of 2021 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 2, 2021, nonvested	583	$47.60	1,145	$48.53
Granted	124	51.56	333	51.56
Vested	(127)	(46.14)	(251)	(46.42)
Forfeited	—	—	(23)	(48.33)
Outstanding at April 3, 2021, nonvested	580	$48.77	1,204	$49.82
The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Fair value of awards vested	$19	$17
Cash paid	13	11

Performance Share Units
The activity for our performance share units during the first quarter of 2021 is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 2, 2021, nonvested	514	$47.02
Granted	256	51.56
Outstanding at April 3, 2021, nonvested	770	$48.52
Cash paid under these awards totaled $6 million and $7 million in the first quarter of 2021 and 2020, respectively.
Note 12. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Pension Benefits
Service cost	$29	$26
Interest cost	63	73
Expected return on plan assets	(144)	(144)
Amortization of net actuarial loss	39	46
Amortization of prior service cost	3	3
Net periodic benefit cost (credit)	$(10)	$4
Postretirement Benefits Other Than Pensions
Service cost	$1	$1
Interest cost	1	2
Amortization of net actuarial loss	(1)	—
Amortization of prior service credit	(1)	(1)
Net periodic benefit cost	$—	$2
Note 13. Special Charges
First Quarter 2021 Charges
In the first quarter of 2021, we recorded special charges of $6 million related to a restructuring plan. This plan was initiated in the second quarter of 2020 to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic, and was expanded in the third quarter of 2020 to include additional headcount reductions and facility consolidations. Since inception of the plan, we have incurred total charges of $114 million, which included severance costs of $73 million for the termination of approximately 2,700 employees, asset impairment charges of $24 million and contract terminations and other costs of $17 million. Of these amounts, $40 million was incurred at Industrial, $37 million at Textron Systems, $33 million at Textron Aviation, and $4 million at Corporate. We expect to incur additional contract termination costs and other charges in the range of $14 million to $24 million, primarily in the Industrial segment, and expect the plan to be substantially completed in the third quarter of 2021.
First Quarter 2020 Charges
In the first quarter of 2020, we recognized $39 million of intangible asset impairment charges at the Textron Aviation and Industrial segments. Due to the impact of the COVID-19 pandemic, we experienced decreased demand for our products and services as our customers delayed or ceased orders due to the environment of economic uncertainty. In light of these conditions, Textron Aviation had temporarily shut down most aircraft production, including the King Air turboprop and Beechcraft piston product lines, and had instituted employee furloughs. Based on these events, we performed an interim impairment test of the indefinite-lived Beechcraft and King Air trade name intangible assets and recorded an impairment charge of $32 million.

Restructuring Reserve
Our restructuring reserve activity is summarized below:

		Contract
	Severance	Terminations
(In millions)	Costs	and Other	Total
Balance at January 2, 2021	$43	$9	$52
Provision for 2020 COVID-19 restructuring plan	—	4	4
Cash paid	(13)	(4)	(17)
Foreign currency translation	(1)	—	(1)
Balance at April 3, 2021	$29	$9	$38
The majority of the remaining cash outlays of $38 million is expected to be paid in 2021. Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.
Note 14. Income Taxes
Our effective tax rate for the first quarter of 2021 and 2020 was 10.0% and 27.5%, respectively. In the first quarter of 2021, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to a $12 million benefit recognized for additional research and development credits related to prior years. In the first quarter of 2020, the effective tax rate was higher than the U.S. federal statutory rate of 21%, primarily due to a $10 million tax provision established related to a decision to dividend cash back from select non-U.S. jurisdictions to the U.S. in 2020.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the first quarter of 2021, customer demand for many of our commercial products increased relative to levels experienced since the pandemic began. For additional information regarding the impact of the pandemic on our operations in 2020, see our Annual Report on Form 10-K for the year ended January 2, 2021.

Key financial highlights for the first quarter of 2021, with comparisons to the first quarter of 2020, include:

•Net income of $171 million, or $0.75 per diluted share, an increase of $121 million or $0.53 per diluted share.
•Segment profit increased $100 million, 64%, on a 4% increase in revenues.
•Gross margin at our Manufacturing businesses increased by 260 basis points to 16.2%.
•Generated $107 million of net cash from operating activities of our manufacturing businesses, an increase of $500 million.

Consolidated Results of Operations

	Three Months Ended
(Dollars in millions)	April 3, 2021	April 4, 2020	% Change
Revenues	$2,879	$2,777	4%
Cost of sales	2,400	2,387	1%
Selling and administrative expense	298	263	13%
Gross margin as a percentage of Manufacturing revenues	16.2%	13.6%
An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 24.
Revenues
Revenues increased $102 million, 4%, in the first quarter of 2021, compared with the first quarter of 2020, primarily due to higher revenues of $85 million in the Industrial segment, reflecting higher volume and mix of $47 million and a favorable impact of $20 million from pricing, primarily in the Specialized Vehicles product line, along with $18 million from foreign exchange rate fluctuations. Revenues in the Bell segment also increased $23 million, reflecting higher commercial revenues of $66 million, partially offset by lower military revenues.
Cost of Sales and Selling and Administrative Expense
Cost of sales increased $13 million, 1%, in the first quarter of 2021, compared with the first quarter of 2020. Gross margin as a percentage of Manufacturing revenues increased 260 basis points in the first quarter of 2021, primarily due to higher margins in the Industrial and Textron Aviation segments.
Selling and administrative expense increased $35 million, 13%, in the first quarter of 2021, compared with the first quarter of 2020, primarily reflecting higher share-based compensation expense.
Special Charges
Special charges of $6 million and $39 million in the first quarter of 2021 and 2020, respectively, included restructuring activities and impairment charges, respectively, as described in Note 13 to the Consolidated Financial Statements.
Income Taxes
Our effective tax rate for the first quarter of 2021 and 2020 was 10.0% and 27.5%, respectively. In the first quarter of 2021, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to a $12 million benefit recognized for additional research and development credits related to prior years. In the first quarter of 2020, the effective tax rate was higher than the U.S. federal statutory rate of 21%, primarily due to a $10 million tax provision established related to a decision to dividend cash back from select non-U.S. jurisdictions to the U.S. in 2020.

Backlog
Our backlog is summarized below:

(In millions)	April 3, 2021	January 2, 2021
Bell	$5,192	$5,342
Textron Systems	2,359	2,556
Textron Aviation	2,055	1,603
Total backlog	$9,606	$9,501
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
Textron Aviation

	Three Months Ended
(Dollars in millions)	April 3, 2021	April 4, 2020	% Change
Revenues:
Aircraft	$535	$515	4%
Aftermarket parts and services	330	357	(8)%
Total revenues	865	872	(1)%
Operating expenses	818	869	(6)%
Segment profit	47	3	1467%
Profit margin	5.4%	0.3%

Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues from the prior year quarter:

(In millions)	Q1 2021 versus Q1 2020
Volume and mix	$(13)
Pricing	6
Total change	$(7)

Textron Aviation’s revenues decreased $7 million, 1%, in the first quarter of 2021, compared with the first quarter of 2020, due to lower volume and mix of $13 million, primarily reflecting lower aftermarket volume, partially offset by higher pricing. We delivered 28 Citation jets and 14 commercial turboprops in the first quarter of 2021, compared with 23 Citation jets and 16 commercial turboprops in the first quarter of 2020.
Textron Aviation’s operating expenses decreased $51 million, 6% in the first quarter of 2021, compared with the first quarter of 2020, primarily due to a $29 million favorable impact from lower volume and mix. Operating expenses in the first quarter of 2020 were also negatively impacted by $12 million of idle facility costs.
Textron Aviation Segment Profit
The following factors contributed to the change in Textron Aviation’s segment profit from the prior year quarter:

(In millions)	Q1 2021 versus Q1 2020
Performance	$25
Volume and mix	16
Pricing, net of inflation	3
Total change	$44
Segment profit at Textron Aviation increased $44 million in the first quarter of 2021, compared with the first quarter of 2020, primarily due to a favorable impact from performance of $25 million and volume and mix of $16 million, largely reflecting the mix of products sold. Performance included a $12 million impact from idle facility costs recognized in the first quarter of 2020.

Bell

	Three Months Ended
(Dollars in millions)	April 3, 2021	April 4, 2020	% Change
Revenues:
Military aircraft and support programs	$577	$620	(7)%
Commercial helicopters, parts and services	269	203	33%
Total revenues	846	823	3%
Operating expenses	741	708	5%
Segment profit	105	115	(9)%
Profit margin	12.4%	14.0%
Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production and support stage and represent a significant portion of Bell’s revenues from the U.S. Government.
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues from the prior year quarter:

(In millions)	Q1 2021 versus Q1 2020
Volume and mix	$19
Other	4
Total change	$23
Bell’s revenues increased $23 million, 3%, in the first quarter of 2021, compared with the first quarter of 2020, reflecting higher commercial revenues of $66 million, partially offset by lower military revenues. We delivered 17 commercial helicopters in the first quarter of 2021, compared with 15 commercial helicopters in the first quarter of 2020.

Bell’s operating expenses increased $33 million, 5%, in the first quarter of 2021, compared with the first quarter of 2020, primarily due to higher net volume and mix described above and higher research and development costs, largely related to the future vertical lift programs.
Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)	Q1 2021 versus Q1 2020
Performance and other	$(7)
Volume and mix	(3)
Total change	$(10)
Bell’s segment profit decreased $10 million, 9%, in the first quarter of 2021, compared with the first quarter 2020, primarily due to an unfavorable impact of $7 million from performance and other, which included higher research and development costs discussed above.
Textron Systems

	Three Months Ended
(Dollars in millions)	April 3, 2021	April 4, 2020	% Change
Revenues	$328	$328	—%
Operating expenses	277	302	(8)%
Segment profit	51	26	96%
Profit margin	15.5%	7.9%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	Q1 2021 versus Q1 2020
Volume	$6
Other	(6)
Total change	$—
In the first quarter of 2021, Textron Systems revenues reflected higher volume of $6 million, compared with the first quarter of 2020. Other included the impact of a $7 million reduction in revenues as a result of the cessation of manufacturing at the TRU Simulation + Training Canada Inc. (TRU Canada) facility which occurred in the second quarter of 2020 related to the impact of the pandemic on that business. In January 2021, we sold TRU Canada as discussed in Note 2 to the Consolidated Financial Statements.
Textron Systems' operating expenses decreased $25 million, 8%, in the first quarter of 2021, compared with the first quarter of 2020, primarily related to the cessation of manufacturing at TRU Canada.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	Q1 2021 versus Q1 2020
Performance and other	$27
Volume and mix	(2)
Total change	$25
Textron Systems’ segment profit increased $25 million in the first quarter of 2021, compared with the first quarter of 2020, primarily due to a favorable impact of $27 million from performance and other, which included a $13 million impact largely related to unfavorable performance at TRU Canada in the first quarter of 2020.

Industrial

	Three Months Ended
(Dollars in millions)	April 3, 2021	April 4, 2020	% Change
Revenues:
Fuel systems and functional components	$497	$465	7%
Specialized vehicles	328	275	19%
Total revenues	825	740	11%
Operating expenses	778	731	6%
Segment profit	47	9	422%
Profit margin	5.7%	1.2%
Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	Q1 2021 versus Q1 2020
Volume and mix	$47
Pricing	20
Foreign exchange	18
Total change	$85
Industrial segment revenues increased $85 million, 11%, in the first quarter of 2021, compared with the first quarter of 2020, due to higher volume and mix of $47 million and a favorable impact of $20 million from pricing, primarily in the Specialized Vehicles product line, along with $18 million from foreign exchange rate fluctuations, primarily related to the Euro.
Operating expenses for the Industrial segment increased $47 million, 6%, in the first quarter of 2021, compared with the first quarter of 2020, primarily due to higher volume and mix described above, and an unfavorable impact from foreign exchange rate fluctuations.
Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)	Q1 2021 versus Q1 2020
Volume and mix	$16
Performance	11
Pricing, net of inflation	11
Total change	$38
Segment profit for the Industrial segment increased $38 million in the first quarter of 2021, compared with the first quarter of 2020, reflecting higher volume and mix of $16 million, favorable pricing, net of inflation of $11 million, and favorable performance of $11 million, primarily at the Specialized Vehicles product line. Performance included a $13 million impact from idle facility costs recognized in the first quarter of 2020.

Finance

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Revenues	$15	$14
Segment profit	6	3
Finance segment revenues increased $1 million in the first quarter of 2021, compared with the first quarter of 2020, and segment profit increased $3 million. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	April 3, 2021	January 2, 2021
Finance receivables	$705	$779
Allowance for credit losses	33	35
Ratio of allowance for credit losses to finance receivables	4.68%	4.49%
Nonaccrual finance receivables	112	93
Ratio of nonaccrual finance receivables to finance receivables	15.89%	11.94%
60+ days contractual delinquency	26	29
60+ days contractual delinquency as a percentage of finance receivables	3.69%	3.72%
Since the first quarter of 2020, the Finance segment has worked with certain customers impacted by the pandemic to provide payment relief through loan modifications. We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts. Loan modifications and key portfolio quality indicators are discussed in Note 3 to the Consolidated Financial Statements.
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	April 3, 2021	January 2, 2021
Manufacturing group
Cash and equivalents	$1,897	$2,146
Debt	3,440	3,707
Shareholders’ equity	5,996	5,845
Capital (debt plus shareholders’ equity)	9,436	9,552
Net debt (net of cash and equivalents) to capital	20%	21%
Debt to capital	36%	39%
Finance group
Cash and equivalents	$181	$108
Debt	653	662
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

Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At April 3, 2021 and January 2, 2021, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Operating activities	$107	$(393)
Investing activities	(14)	(56)
Financing activities	(339)	1,548
In the first quarter of 2021, net cash inflow from operating activities increased $500 million to $107 million, compared with a net cash outflow of $393 million in the first quarter of 2020. The first quarter of 2020 reflects the net cash outflow from operating activities that we typically have in the first quarter. The quarter over quarter increase in net cash inflow reflected working capital improvements with a favorable change of $308 million from accounts payable and $190 million from inventories, both primarily at the Textron Aviation segment, along with an increase in earnings, partially offset by a net cash outflow of $150 million from changes in accounts receivable.
In the first quarter of 2021 and 2020, cash flows used in investing activities included capital expenditures of $53 million and $50 million, respectively.  Investing activities in the first quarter of 2021 also included $39 million of net proceeds from the disposition of TRU Canada.
Cash flows used by financing activities in the first quarter of 2021 included $267 million of payments on long-term debt and $91 million of cash paid to repurchase an aggregate of 1.8 million shares of our common stock. In the first quarter of 2020, cash flows provided by financing activities primarily included $643 million of net proceeds from the issuance of long-term debt, $498 million from borrowings under a 364-Day Term Loan facility, $377 million of proceeds from borrowings against corporate-owned life insurance policies and $105 million of proceeds from the issuance of commercial paper, partially offset by $54 million of cash paid to repurchase an aggregate of 1.3 million shares of our outstanding common stock.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Operating activities	$5	$(1)
Investing activities	88	13
Financing activities	(20)	(5)
The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $89 million and $46 million in the first quarter of 2021 and 2020, respectively, partially offset by finance receivable originations of $7 million and $33 million, respectively.  In the first quarter of 2021 and 2020, financing activities included payments on long-term and nonrecourse debt of $20 million and $17 million, respectively.

Consolidated Cash Flows
The consolidated cash flows, after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Operating activities	$181	$(394)
Investing activities	5	(43)
Financing activities	(359)	1,543
In the first quarter of 2021, net cash inflow from operating activities increased $575 million to $181 million, compared with a net cash outflow of $394 million in the first quarter of 2020. The quarter over quarter increase in net cash inflow reflected working capital improvements with a favorable change of $308 million from accounts payable and $190 million from inventories, both primarily at the Textron Aviation segment, along with an increase in earnings and a $69 million increase in cash flows from captive financing activities. These favorable changes in cash flows were partially offset by a net cash outflow of $150 million from changes in accounts receivable.
In the first quarter of 2021 and 2020, cash flows used in investing activities primarily included capital expenditures of $53 million and $50 million, respectively. Investing activities in the first quarter of 2021 also included $39 million of net proceeds from the disposition of TRU Canada.
Cash flows used by financing activities in the first quarter of 2021 included $287 million of payments on long-term debt and $91 million of cash paid to repurchase shares of our outstanding common stock. In the first quarter of 2020, cash flows provided by financing activities primarily included $643 million of net proceeds from the issuance of long-term debt, $498 million from borrowings under a 364-Day Term Loan facility, $377 million of proceeds from borrowings against corporate-owned life insurance policies and $105 million of proceeds from the issuance of commercial paper, partially offset by $54 million of cash paid to repurchase shares of our outstanding common stock.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Reclassification adjustments from investing activities to operating activities:
Cash received from customers	$76	$33
Finance receivable originations for Manufacturing group inventory sales	(7)	(33)
Total reclassification adjustments from investing activities to operating activities	$69	$—

Critical Accounting Estimates Update
Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The accounting estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in Item 7 of our Annual Report on Form 10-K for the year ended January 2, 2021. The following section provides an update of the year-end disclosure.
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

	Three Months Ended
(In millions)	April 3, 2021	April 4, 2020
Gross favorable	$36	$27
Gross unfavorable	(22)	(25)
Net adjustments	$14	$2
Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2020 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended April 3, 2021. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2020 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 3, 2021. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of April 3, 2021.
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 3, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our first quarter 2021 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
January 3, 2021 – February 6, 2021	365	$46.47	365	20,925
February 7 2021 - March 6, 2021	350	50.94	350	20,575
March 7, 2021 - April 3, 2021	1,075	52.53	1,075	19,500
Total	1,790	$50.98	1,790
* These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that was announced on February 25, 2020, which had no expiration date.

Item 5. Other Information
Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.07.
Item 5.07

a.The 2021 Annual Meeting of Shareholders of Textron was held on April 28, 2021.
b.The results of the voting on the matters submitted to our shareholders are as follows:
1.The following persons were elected to serve as directors until the next annual shareholders’ meeting and received the following votes:

	For	Against	Abstain	Broker Non-Vote
Scott C. Donnelly	193,330,289	7,849,175	703,899	10,873,997
Kathleen M. Bader	194,764,447	6,035,885	1,083,031	10,873,997
R. Kerry Clark	194,922,384	5,843,666	1,117,313	10,873,997
James T. Conway	181,130,275	19,709,532	1,043,556	10,873,997
Paul E. Gagné	192,553,173	8,218,473	1,111,717	10,873,997
Ralph D. Heath	196,593,155	3,838,932	1,451,276	10,873,997
Deborah Lee James	197,480,128	3,324,652	1,078,583	10,873,997
Lionel L. Nowell III	197,409,330	3,059,999	1,414,034	10,873,997
James L. Ziemer	192,237,297	8,474,498	1,171,568	10,873,997
Maria T. Zuber	196,718,570	3,738,177	1,426,616	10,873,997

2.The advisory (non-binding) resolution to approve the compensation of our named executive officers, as disclosed in our proxy statement, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
141,763,087	51,781,035	8,339,241	10,873,997

3.The appointment of Ernst & Young LLP by the Audit Committee as Textron's independent registered public accounting firm for 2021 was ratified by the following vote:

For	Against	Abstain
207,710,182	4,181,935	865,223

4.The shareholder proposal regarding shareholder action by written consent was rejected by the following vote:

For	Against	Abstain	Broker Non-Vote
80,150,168	118,755,906	2,977,289	10,873,997

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 29, 2021	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)