Form 10-Q
period 2021-07-03
TEXTRON INC
filed 2021-07-29
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 16, 2021, there were 224,137,963 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended July 3, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Revenues
Manufacturing revenues	$3,179	$2,457	$6,043	$5,220
Finance revenues	12	15	27	29
Total revenues	3,191	2,472	6,070	5,249
Costs, expenses and other
Cost of sales	2,660	2,251	5,060	4,638
Selling and administrative expense	314	239	612	502
Interest expense	36	42	76	82
Special charges	4	78	10	117
Non-service components of pension and post-retirement income, net	(39)	(20)	(79)	(41)
Gain on business disposition	(2)	—	(17)	—
Total costs, expenses and other	2,973	2,590	5,662	5,298
Income (loss) from continuing operations before income taxes	218	(118)	408	(49)
Income tax expense (benefit)	34	(26)	53	(7)
Income (loss) from continuing operations	$184	$(92)	$355	$(42)
Loss from discontinued operations	(1)	—	(1)	—
Net income (loss)	$183	$(92)	$354	$(42)
Basic Earnings (loss) per share
Continuing operations	$0.82	$(0.40)	$1.57	$(0.18)
Discontinued operations	(0.01)	—	(0.01)	—
Basic Earnings (loss) per share	$0.81	$(0.40)	$1.56	$(0.18)
Diluted Earnings (loss) per share
Continuing operations	$0.81	$(0.40)	$1.56	$(0.18)
Discontinued operations	(0.01)	—	(0.01)	—
Diluted Earnings (loss) per share	$0.80	$(0.40)	$1.55	$(0.18)
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net income (loss)	$183	$(92)	$354	$(42)
Other comprehensive income, net of tax
Pension and postretirement benefits adjustments, net of reclassifications	30	36	60	73
Foreign currency translation adjustments, net of reclassifications	15	30	(3)	(10)
Deferred gains (losses) on hedge contracts, net of reclassifications	2	2	6	(7)
Other comprehensive income	47	68	63	56
Comprehensive income (loss)	$230	$(24)	$417	$14
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	July 3, 2021	January 2, 2021
Assets
Manufacturing group
Cash and equivalents	$1,995	$2,146
Accounts receivable, net	822	787
Inventories	3,664	3,513
Other current assets	874	950
Total current assets	7,355	7,396
Property, plant and equipment, less accumulated depreciation and amortization of $4,813 and $4,696, respectively	2,488	2,516
Goodwill	2,155	2,157
Other assets	2,456	2,436
Total Manufacturing group assets	14,454	14,505
Finance group
Cash and equivalents	193	108
Finance receivables, net	652	744
Other assets	80	86
Total Finance group assets	925	938
Total assets	$15,379	$15,443
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$7	$509
Accounts payable	965	776
Other current liabilities	2,035	1,985
Total current liabilities	3,007	3,270
Other liabilities	2,327	2,357
Long-term debt	3,182	3,198
Total Manufacturing group liabilities	8,516	8,825
Finance group
Other liabilities	118	111
Debt	644	662
Total Finance group liabilities	762	773
Total liabilities	9,278	9,598
Shareholders’ equity
Common stock	29	29
Capital surplus	1,920	1,785
Treasury stock	(490)	(203)
Retained earnings	6,318	5,973
Accumulated other comprehensive loss	(1,676)	(1,739)
Total shareholders’ equity	6,101	5,845
Total liabilities and shareholders’ equity	$15,379	$15,443
Common shares outstanding (in thousands)	224,402	226,444
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended July 3, 2021 and July 4, 2020, respectively

	Consolidated
(In millions)	2021	2020
Cash flows from operating activities
Income (loss) from continuing operations	$355	$(42)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	188	188
Gain on business disposition	(17)	—
Deferred income taxes	16	(41)
Asset impairments and TRU inventory charge	6	110
Other, net	58	58
Changes in assets and liabilities:
Accounts receivable, net	(38)	157
Inventories	(162)	(244)
Other assets	22	51
Accounts payable	188	(400)
Other liabilities	103	17
Income taxes, net	8	3
Pension, net	(42)	(8)
Captive finance receivables, net	89	(14)
Other operating activities, net	(1)	13
Net cash provided by (used in) operating activities of continuing operations	773	(152)
Net cash used in operating activities of discontinued operations	(1)	—
Net cash provided by (used in) operating activities	772	(152)
Cash flows from investing activities
Capital expenditures	(128)	(96)
Net proceeds from business disposition	38	—
Net proceeds from corporate-owned life insurance policies	—	17
Proceeds from the sale of property, plant and equipment	—	5
Net cash used in acquisitions	—	(11)
Finance receivables repaid	19	20
Other investing activities, net	6	1
Net cash used in investing activities	(65)	(64)
Cash flows from financing activities
Increase in short-term debt	—	499
Net proceeds from long-term debt	—	642
Proceeds from borrowings against corporate-owned life insurance policies	—	377
Payment on borrowings against corporate-owned life insurance policies	—	(15)
Principal payments on long-term debt and nonrecourse debt	(553)	(229)
Purchases of Textron common stock	(287)	(54)
Dividends paid	(9)	(9)
Other financing activities, net	75	4
Net cash provided by (used in) financing activities	(774)	1,215
Effect of exchange rate changes on cash and equivalents	1	(10)
Net increase (decrease) in cash and equivalents	(66)	989
Cash and equivalents at beginning of period	2,254	1,357
Cash and equivalents at end of period	$2,188	$2,346
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended July 3, 2021 and July 4, 2020, respectively

	Manufacturing Group		Finance Group
(In millions)	2021	2020	2021	2020
Cash flows from operating activities
Income (loss) from continuing operations	$358	$(47)	$(3)	$5
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	183	186	5	2
Gain on business disposition	(17)	—	—	—
Deferred income taxes	18	(39)	(2)	(2)
Asset impairments and TRU inventory charge	6	110	—	—
Other, net	60	54	(2)	4
Changes in assets and liabilities:
Accounts receivable, net	(38)	157	—	—
Inventories	(162)	(244)		—
Other assets	23	50	(1)	1
Accounts payable	188	(400)	—	—
Other liabilities	103	21	—	(4)
Income taxes, net	—	(1)	8	4
Pension, net	(42)	(8)	—	—
Other operating activities, net	(1)	13	—	—
Net cash provided by (used in) operating activities of continuing operations	679	(148)	5	10
Net cash used in operating activities of discontinued operations	(1)	—	—	—
Net cash provided by (used in) operating activities	678	(148)	5	10
Cash flows from investing activities
Capital expenditures	(128)	(96)	—	—
Net proceeds from business disposition	38	—	—	—
Net proceeds from corporate-owned life insurance policies	—	17	—	—
Proceeds from the sale of property, plant and equipment	—	5	—	—
Net cash used in acquisitions	—	(11)	—	—
Finance receivables repaid	—	—	137	65
Finance receivables originated	—	—	(29)	(59)
Other investing activities, net	—	—	6	1
Net cash provided by (used in) investing activities	(90)	(85)	114	7
Cash flows from financing activities
Increase in short-term debt	—	499	—	—
Net proceeds from long-term debt	—	642		—
Proceeds from borrowings against corporate-owned life insurance policies	—	377	—	—
Payment on borrowings against corporate-owned life insurance policies	—	(15)	—	—
Principal payments on long-term debt and nonrecourse debt	(519)	(194)	(34)	(35)
Purchases of Textron common stock	(287)	(54)	—	—
Dividends paid	(9)	(9)	—	—
Other financing activities, net	75	(8)	—	12
Net cash provided by (used in) financing activities	(740)	1,238	(34)	(23)
Effect of exchange rate changes on cash and equivalents	1	(10)	—	—
Net increase (decrease) in cash and equivalents	(151)	995	85	(6)
Cash and equivalents at beginning of period	2,146	1,181	108	176
Cash and equivalents at end of period	$1,995	$2,176	$193	$170
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
In the second quarter of 2021 and 2020, our cumulative catch-up adjustments increased segment profit by $15 million and $17 million, respectively. These adjustments increased net income in the second quarter of 2021 by $11 million ($0.05 per diluted share) and decreased the net loss in the second quarter of 2020 by $13 million ($0.06 per share). Gross favorable profit adjustments totaled $40 million and $46 million in the second quarter of 2021 and 2020, respectively, and the gross unfavorable profit adjustments totaled $25 million and $29 million, respectively. We recognized revenues of $20 million and $22 million in the second quarter of 2021 and 2020, respectively, from performance obligations satisfied in prior periods that related to changes in profit booking rates.
In the first half of 2021 and 2020, our cumulative catch-up adjustments increased segment profit by $29 million and $19 million, respectively. These adjustments increased net income in the first half of 2021 by $22 million ($0.10 per diluted share) and decreased the net loss in the first half of 2020 by $14 million ($0.06 per share). Gross favorable profit adjustments totaled $76 million and $73 million in the first half of 2021 and 2020, respectively, and the gross unfavorable profit adjustments totaled $47 million and $54 million, respectively. We recognized revenues of $38 million and $26 million in the first half of 2021 and 2020, respectively, from performance obligations satisfied in prior periods that related to changes in profit booking rates.
Note 2. Business Disposition
On January 25, 2021, we completed the sale of TRU Simulation + Training Canada Inc. within our Textron Systems segment for net cash proceeds of $38 million and recorded an after-tax gain of $17 million.

Note 3. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	July 3, 2021	January 2, 2021
Commercial	$706	$668
U.S. Government contracts	147	155
	853	823
Allowance for credit losses	(31)	(36)
Total accounts receivable, net	$822	$787
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	July 3, 2021	January 2, 2021
Finance receivables	$682	$779
Allowance for credit losses	(30)	(35)
Total finance receivables, net	$652	$744
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
Since the first quarter of 2020, the Finance segment has worked with certain customers impacted by the pandemic to provide payment relief through loan modifications. The types of temporary payment relief we offered to these customers included delays in the timing of required principal payments, deferrals of interest payments and/or interest-only payments. The majority of these modified loans have returned to paying principal and interest. For loan modifications that cover payment-relief periods in excess of six months, even if the loan was previously current, the loan is deemed a troubled debt restructuring and considered impaired. These impaired loans are classified as either nonaccrual or watchlist based on a review of the credit quality indicators as discussed above.
During the first half of 2021, we modified finance receivable contracts for 18 customers with an outstanding balance at July 3, 2021 totaling $71 million, which were all categorized as troubled debt restructurings. Due to the nature of these restructurings, the financial effects were not significant. We had one customer default related to finance receivables previously modified as a troubled debt restructuring that had an insignificant outstanding balance. We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts.

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	July 3, 2021	January 2, 2021
Performing	$575	$612
Watchlist	1	74
Nonaccrual	106	93
Nonaccrual as a percentage of finance receivables	15.54%	11.94%
Current and less than 31 days past due	$655	$738
31-60 days past due	10	12
61-90 days past due	—	11
Over 90 days past due	17	18
60+ days contractual delinquency as a percentage of finance receivables	2.49%	3.72%
At July 3, 2021, 30% of our performing finance receivables were originated since the beginning of 2020 and 31% were originated from 2017 to 2019. For finance receivables categorized as nonaccrual, 69% were originated from 2017 to 2019.
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

(In millions)	July 3, 2021	January 2, 2021
Finance receivables evaluated collectively	$481	$521
Finance receivables evaluated individually	107	163
Allowance for credit losses based on collective evaluation	24	28
Allowance for credit losses based on individual evaluation	6	7
Impaired finance receivables with specific allowance for credit losses	$38	$46
Impaired finance receivables with no specific allowance for credit losses	69	117
Unpaid principal balance of impaired finance receivables	117	175
Allowance for credit losses on impaired finance receivables	6	7
Average recorded investment of impaired finance receivables	128	126
Note 4. Inventories
Inventories are composed of the following:

(In millions)	July 3, 2021	January 2, 2021
Finished goods	$1,137	$1,228
Work in process	1,712	1,455
Raw materials and components	815	830
Total inventories	$3,664	$3,513

Note 5. Warranty Liability
Changes in our warranty liability are as follows:

	Six Months Ended
(In millions)	July 3, 2021	July 4, 2020
Beginning of period	$119	$141
Provision	31	22
Settlements	(35)	(29)
Adjustments*	1	(12)
End of period	$116	$122
* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 6. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide. Our operating leases have remaining lease terms up to 28 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $16 million and $15 million in the second quarter of 2021 and 2020, respectively, and $32 million and $30 million in the first half of 2021 and 2020, respectively. Cash paid for operating leases totaled $33 million and $30 million in the first half of 2021 and 2020, respectively, which is classified in cash flows from operating activities. Noncash transactions totaled $63 million and $11 million in the first half of 2021 and 2020, respectively, reflecting the recognition of operating lease assets and liabilities for new or extended leases. Variable and short-term lease costs were not significant.
Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	July 3, 2021	January 2, 2021
Other assets	$383	$349
Other current liabilities	57	47
Other liabilities	332	306
Weighted-average remaining lease term (in years)	10.6	11.6
Weighted-average discount rate	3.40%	4.17%
At July 3, 2021, maturities of our operating lease liabilities on an undiscounted basis totaled $36 million for the remainder of 2021, $67 million for 2022, $57 million for 2023, $48 million for 2024, $42 million for 2025 and $238 million thereafter.
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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.  At July 3, 2021 and January 2, 2021, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $410 million and $318 million, respectively. At July 3, 2021, the fair value amounts of our foreign currency exchange contracts were a $11 million asset and a $2 million liability. At January 2, 2021, the fair value amounts of our foreign currency exchange contracts were a $5 million asset and a $2 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. At July 3, 2021, we had a swap agreement for a notional amount of $289 million with a maturity of August 2023 and a fair value of a $3 million liability. At January 2, 2021, we had a swap agreement for a notional amount of $294 million with a maturity of February 2022 and a fair value of a $4 million liability. The fair value of these swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	July 3, 2021		January 2, 2021
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,186)	$(3,430)	$(3,690)	$(3,986)
Finance group
Finance receivables, excluding leases	455	504	549	599
Debt	(644)	(607)	(662)	(587)
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

Note 8. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended July 3, 2021
Beginning of period	$29	$1,845	$(294)	$6,139	$(1,723)	$5,996
Net income	—	—	—	183	—	183
Other comprehensive income	—	—	—	—	47	47
Share-based compensation activity	—	75	—	—	—	75
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock	—	—	(196)	—	—	(196)
End of period	$29	$1,920	$(490)	$6,318	$(1,676)	$6,101
Three months ended July 4, 2020
Beginning of period	$29	$1,711	$(74)	$5,727	$(1,859)	$5,534
Net loss	—	—	—	(92)	—	(92)
Other comprehensive income	—	—	—	—	68	68
Share-based compensation activity	—	21	—	—	—	21
Dividends declared	—	—	—	(4)	—	(4)
End of period	$29	$1,732	$(74)	$5,631	$(1,791)	$5,527
Six months ended July 3, 2021
Beginning of period	$29	$1,785	$(203)	$5,973	$(1,739)	$5,845
Net income	—	—	—	354	—	354
Other comprehensive income	—	—	—	—	63	63
Share-based compensation activity	—	135	—	—	—	135
Dividends declared	—	—	—	(9)	—	(9)
Purchases of common stock	—	—	(287)	—	—	(287)
End of period	$29	$1,920	$(490)	$6,318	$(1,676)	$6,101
Six months ended July 4, 2020
Beginning of period	$29	$1,674	$(20)	$5,682	$(1,847)	$5,518
Net loss	—	—	—	(42)	—	(42)
Other comprehensive income	—	—	—	—	56	56
Share-based compensation activity	—	58	—	—	—	58
Dividends declared	—	—	—	(9)	—	(9)
Purchases of common stock	—	—	(54)	—	—	(54)
End of period	$29	$1,732	$(74)	$5,631	$(1,791)	$5,527
Dividends per share of common stock were $0.02 for both the second quarter of 2021 and 2020 and $0.04 for both the first half of 2021 and 2020.
Earnings Per Share
We calculate basic and diluted earnings (loss) per share (EPS) based on net income (loss), which approximates income (loss) available to common shareholders for each period.  Basic EPS is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and restricted stock units to be paid in stock that are deemed participating securities as they provide nonforfeitable rights to dividends. Diluted EPS considers the dilutive effect of all potential future common stock, including stock options.
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Basic weighted-average shares outstanding	225,963	228,247	226,486	228,279
Dilutive effect of stock options	2,483	—	1,810	—
Diluted weighted-average shares outstanding	228,446	228,247	228,296	228,279

For the first half of 2021, stock options to purchase 2.1 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive. As a result of incurring a net loss for the second quarter and first half of 2020, potential common shares of 0.1 million and 0.3 million, respectively, were excluded from diluted loss per share because the effect would have been anti-dilutive. In addition, stock options to purchase 8.9 million and 8.2 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the second quarter and first half of 2020, respectively, as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 2, 2021	$(1,780)	$42	$(1)	$(1,739)
Other comprehensive loss before reclassifications	—	(17)	6	(11)
Reclassified from Accumulated other comprehensive loss	60	14	—	74
Balance at July 3, 2021	$(1,720)	$39	$5	$(1,676)
Balance at January 4, 2020	$(1,811)	$(36)	$—	$(1,847)
Other comprehensive loss before reclassifications	—	(10)	(5)	(15)
Reclassified from Accumulated other comprehensive loss	73	—	(2)	71
Balance at July 4, 2020	$(1,738)	$(46)	$(7)	$(1,791)
The before and after-tax components of Other comprehensive income are presented below:

	July 3, 2021			July 4, 2020
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$38	$(9)	$29	$46	$(11)	$35
Amortization of prior service cost*	2	(1)	1	1	—	1
Pension and postretirement benefits adjustments, net	40	(10)	30	47	(11)	36
Foreign currency translation adjustments	15	—	15	30	—	30
Deferred gains (losses) on hedge contracts:
Current deferrals	2	—	2	4	(1)	3
Reclassification adjustments	—	—	—	(2)	1	(1)
Deferred gains (losses) on hedge contracts, net	2	—	2	2	—	2
Total	$57	$(10)	$47	$79	$(11)	$68
Six Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$76	$(18)	$58	$92	$(21)	$71
Amortization of prior service cost*	4	(2)	2	3	(1)	2
Pension and postretirement benefits adjustments, net	80	(20)	60	95	(22)	73
Foreign currency translation adjustments:
Foreign currency translation adjustments	(17)	—	(17)	(7)	(3)	(10)
Business disposition	14	—	14	—	—	—
Foreign currency translation adjustments, net	(3)	—	(3)	(7)	(3)	(10)
Deferred gains (losses) on hedge contracts:
Current deferrals	7	(1)	6	(5)	—	(5)
Reclassification adjustments	—	—	—	(3)	1	(2)
Deferred gains (losses) on hedge contracts, net	7	(1)	6	(8)	1	(7)
Total	$84	$(21)	$63	$80	$(24)	$56
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
Our revenues by segment, along with a reconciliation of segment profit to income (loss) from continuing operations before income taxes, are included in the table below:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Revenues
Textron Aviation	$1,161	$747	$2,026	$1,619
Bell	891	822	1,737	1,645
Textron Systems	333	326	661	654
Industrial	794	562	1,619	1,302
Finance	12	15	27	29
Total revenues	$3,191	$2,472	$6,070	$5,249
Segment Profit
Textron Aviation	$96	$(66)	$143	$(63)
Bell	110	118	215	233
Textron Systems	48	37	99	63
Industrial	32	(11)	79	(2)
Finance	3	4	9	7
Segment profit	289	82	545	238
Corporate expenses and other, net	(37)	(30)	(77)	(44)
Interest expense, net for Manufacturing group	(32)	(37)	(67)	(71)
Special charges*	(4)	(78)	(10)	(117)
Gain on business disposition	2	—	17	—
Inventory charge*	—	(55)	—	(55)
Income (loss) from continuing operations before income taxes	$218	$(118)	$408	$(49)
* See Note 12 for additional information.

Note 10. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Aircraft	$797	$478	$1,332	$993
Aftermarket parts and services	364	269	694	626
Textron Aviation	1,161	747	2,026	1,619
Military aircraft and support programs	572	602	1,149	1,222
Commercial helicopters, parts and services	319	220	588	423
Bell	891	822	1,737	1,645
Air systems*	117	149	240	285
Land and sea systems*	64	63	121	123
Other*	152	114	300	246
Textron Systems	333	326	661	654
Fuel systems and functional components	440	271	937	736
Specialized vehicles	354	291	682	566
Industrial	794	562	1,619	1,302
Finance	12	15	27	29
Total revenues	$3,191	$2,472	$6,070	$5,249
* Due to a reorganization of certain products within Textron Systems, prior year amounts have been reclassified to conform to the current year presentation for Air Systems, formerly referred to as “Unmanned Systems”, and Land and Sea Systems, formerly referred to as “Marine and Land Systems”. Other includes the following operating units and businesses: Electronic Systems, Weapons Systems, Lycoming, Airborne Tactical Advantage Company and, prior to its disposition, TRU Simulation + Training Canada Inc.

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended July 3, 2021
Customer type:
Commercial	$1,127	$350	$67	$787	$12	$2,343
U.S. Government	34	541	266	7	—	848
Total revenues	$1,161	$891	$333	$794	$12	$3,191
Geographic location:
United States	$885	$677	$297	$406	$6	$2,271
Europe	122	47	9	192	1	371
Asia and Australia	75	107	20	85	1	288
Other international	79	60	7	111	4	261
Total revenues	$1,161	$891	$333	$794	$12	$3,191
Three months ended July 4, 2020
Customer type:
Commercial	$716	$216	$57	$559	$15	$1,563
U.S. Government	31	606	269	3	—	909
Total revenues	$747	$822	$326	$562	$15	$2,472
Geographic location:
United States	$518	$681	$276	$287	$8	$1,770
Europe	70	21	11	127	—	229
Asia and Australia	50	66	15	76	—	207
Other international	109	54	24	72	7	266
Total revenues	$747	$822	$326	$562	$15	$2,472
Six months ended July 3, 2021
Customer type:
Commercial	$1,973	$616	$125	$1,607	$27	$4,348
U.S. Government	53	1,121	536	12	—	1,722
Total revenues	$2,026	$1,737	$661	$1,619	$27	$6,070
Geographic location:
United States	$1,494	$1,293	$586	$784	$14	$4,171
Europe	206	83	19	428	1	737
Asia and Australia	151	186	36	179	3	555
Other international	175	175	20	228	9	607
Total revenues	$2,026	$1,737	$661	$1,619	$27	$6,070
Six months ended July 4, 2020
Customer type:
Commercial	$1,564	$414	$128	$1,298	$29	$3,433
U.S. Government	55	1,231	526	4	—	1,816
Total revenues	$1,619	$1,645	$654	$1,302	$29	$5,249
Geographic location:
United States	$1,115	$1,371	$562	$616	$14	$3,678
Europe	154	45	23	355	1	578
Asia and Australia	173	116	35	129	1	454
Other international	177	113	34	202	13	539
Total revenues	$1,619	$1,645	$654	$1,302	$29	$5,249

Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At July 3, 2021, we had $9.8 billion in remaining performance obligations of which we expect to recognize revenues of approximately 73% through 2022, an additional 23% through 2024, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At July 3, 2021 and January 2, 2021, contract assets totaled $572 million and $561 million, respectively, and contract liabilities totaled $922 million and $842 million, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $170 million and $448 million in the second quarter and first half of 2021, respectively, and $121 million and $352 million in the second quarter and first half of 2020, respectively, that were included in the contract liability balance at the beginning of each year.
Note 11. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Pension Benefits
Service cost	$29	$26	$58	$52
Interest cost	63	74	126	147
Expected return on plan assets	(144)	(143)	(288)	(287)
Amortization of net actuarial loss	38	46	77	92
Amortization of prior service cost	3	3	6	6
Net periodic benefit cost (credit)*	$(11)	$6	$(21)	$10
Postretirement Benefits Other Than Pensions
Service cost	$—	$1	$1	$2
Interest cost	2	2	3	4
Amortization of net actuarial gain	—	—	(1)	—
Amortization of prior service credit	(1)	(2)	(2)	(3)
Net periodic benefit cost	$1	$1	$1	$3
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $3 million and $6 million for the second quarter and first half of 2021, respectively, and $3 million and $6 million for the second quarter and first half of 2020, respectively.

Note 12. Special Charges
Special charges recorded in the second quarter and first half of 2021 and 2020 by segment and type of cost are presented in the table below.

(In millions)	Severance Costs	Contract Termination and Other	Asset Impairments	Total 2020 COVID-19 Restructuring Plan	Other Asset Impairments	Total
Three months ended July 3, 2021
Industrial	$—	$1	$3	$4	$—	$4
Total special charges	$—	$1	$3	$4	$—	$4
Three months ended July 4, 2020
Textron Systems	$14	$12	$14	$40	$—	$40
Textron Aviation	27	—	1	28	—	28
Industrial	8	—	—	8	—	8
Corporate	2	—	—	2	—	2
Total special charges	$51	$12	$15	$78	$—	$78
Six months ended July 3, 2021
Industrial	$—	$5	$5	$10	$—	$10
Total special charges	$—	$5	$5	$10	$—	$10
Six months ended July 4, 2020
Textron Systems	$14	$12	$14	$40	$—	$40
Textron Aviation	27	—	1	28	32	60
Industrial	8	—	—	8	7	15
Corporate	2	—	—	2	—	2
Total special charges	$51	$12	$15	$78	$39	$117
2020 COVID-19 Restructuring Plan
In the second quarter of 2020, we initiated a restructuring plan to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. This plan was expanded in the third quarter of 2020 to include additional headcount reductions and facility consolidations. Since inception of the plan, we have incurred total charges of $118 million, which included severance costs of $73 million for the termination of approximately 2,700 employees, asset impairment charges of $27 million and contract terminations and other costs of $18 million. Of these amounts, $44 million was incurred at Industrial, $37 million at Textron Systems, $33 million at Textron Aviation, and $4 million at Corporate. We expect to incur additional contract termination costs and other charges in the range of $10 million to $20 million, primarily in the Industrial segment, and expect the plan to be substantially completed in the third quarter of 2021.
In the second quarter of 2020 and in connection with the restructuring plan, we ceased manufacturing at TRU Simulation + Training Canada Inc.’s facility in Montreal, Canada, resulting in a production suspension of our commercial air transport simulators. As a result of this action and market conditions, we incurred an inventory charge of $55 million, which was recorded in Cost of Sales, to write-down the related inventory to its net realizable value.
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

Restructuring Reserve
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at January 2, 2021	$43	$9	$52
Provision for 2020 COVID-19 restructuring plan	—	5	5
Cash paid	(16)	(5)	(21)
Foreign currency translation	(1)	—	(1)
Balance at July 3, 2021	$26	$9	$35
The majority of the remaining cash outlays of $35 million is expected to be paid in 2021. Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.
Note 13. Income Taxes
Our effective tax rate for the second quarter and first half of 2021 was 15.6% and 13.0%, respectively. In the second quarter and first half of 2021, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits. In the first half of 2021, the effective tax rate also included a $12 million benefit recognized for additional research and development credits related to prior years.
Our effective tax rate for the second quarter and first half of 2020 was (22.0)% and (14.3)%, respectively, compared with the statutory rate of (21)%. In the second quarter and first half of 2020, we incurred special charges and an inventory charge in a non-U.S. jurisdiction where tax benefits cannot be realized, which were partially offset by a $14 million benefit recognized upon the release of a valuation allowance in a non-U.S. jurisdiction. In the first half of 2020, these items had a more significant impact on the effective tax rate due to the lower loss from continuing operations before income taxes compared to the second quarter of 2020.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2021	July 4, 2020	% Change	July 3, 2021	July 4, 2020	% Change
Revenues	$3,191	$2,472	29%	$6,070	$5,249	16%
Cost of sales	2,660	2,251	18%	5,060	4,638	9%
Selling and administrative expense	314	239	31%	612	502	22%
Gross margin as a % of Manufacturing revenues	16.3%	8.4%		16.3%	11.1%
In the first half of 2021, customer demand for many of our commercial products increased relative to levels experienced since the pandemic began. For additional information regarding the impact of the pandemic on our operations in 2020, see our Annual Report on Form 10-K for the year ended January 2, 2021. An analysis of our consolidated operating results is set forth below.  A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 22 to 27.
Revenues
Revenues increased $719 million, 29%, in the second quarter of 2021, compared with the second quarter of 2020. The revenue increase primarily included the following factors:

•Higher Textron Aviation revenues of $414 million, largely due to higher Citation jet volume of $174 million, higher aftermarket volume of $98 million and higher commercial turboprop volume of $75 million.
•Higher Industrial revenues of $232 million, largely due to higher volume and mix of $180 million, primarily in the Fuel Systems and Functional Components product line.
•Higher Bell revenues of $69 million, reflecting higher commercial revenues of $99 million, partially offset by lower military revenues.
Revenues increased $821 million, 16%, in the first half of 2021, compared with the first half of 2020. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $407 million, largely due to higher Citation jet volume of $178 million, higher aftermarket volume of $74 million and higher commercial turboprop volume of $63 million.
•Higher Industrial revenues of $317 million, due to higher volume and mix of $227 million, primarily in the Fuel Systems and Functional Components product line, a favorable impact of $48 million from pricing, and $42 million from foreign exchange rate fluctuations.
•Higher Bell revenues of $92 million, reflecting higher commercial revenues of $165 million, partially offset by lower military revenues.
Cost of Sales and Selling and Administrative Expense
Cost of sales increased $409 million, 18%, and $422 million, 9% in the second quarter and first half of 2021, respectively, compared with corresponding periods of 2020, largely due to higher net volume and mix described above. In the second quarter and first half of 2020, cost of sales included the impact of idle facility costs of $61 million and $86 million, respectively, along with a $55 million inventory charge related to the TRU business recognized in the second quarter of 2020. Gross margin as a percentage of Manufacturing revenues increased 790 basis points and 520 basis points in the second quarter and first half of 2021, respectively, primarily due to higher margins in the Textron Aviation and Industrial segments.
Selling and administrative expense increased $75 million, 31%, and $110 million, 22% in the second quarter and first half of 2021 respectively, compared with corresponding periods of 2020, primarily reflecting higher selling and administrative expense at the Industrial and Textron Aviation segments and higher share-based compensation expense.
Special Charges
In the second quarter and first half of 2021, we recorded special charges of $4 million and $10 million, respectively, compared with $78 million and $117 million in the second quarter and first half of 2020, respectively. These charges included restructuring activities and impairment charges as described in Note 12 to the Consolidated Financial Statements.
Income Taxes
Our effective tax rate for the second quarter and first half of 2021 was 15.6% and 13.0%, respectively. In the second quarter and first half of 2021, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits. In the first half of 2021, the effective tax rate also included a $12 million benefit recognized for additional research and development credits related to prior years.

Our effective tax rate for the second quarter and first half of 2020 was (22.0)% and (14.3)%, respectively, compared with the statutory rate of (21)%. In the second quarter and first half of 2020, we incurred special charges and an inventory charge in a non-U.S. jurisdiction where tax benefits cannot be realized, which were partially offset by a $14 million benefit recognized upon the release of a valuation allowance in a non-U.S. jurisdiction. In the first half of 2020, these items had a more significant impact on the effective tax rate due to the lower loss from continuing operations before income taxes compared to the second quarter of 2020.
Backlog
Our backlog is summarized below:

(In millions)	July 3, 2021	January 2, 2021
Bell	$4,775	$5,342
Textron Aviation	2,744	1,603
Textron Systems	2,296	2,556
Total backlog	$9,815	$9,501
Backlog at Textron Aviation increased $1.1 billion, 71%, reflecting orders in excess of deliveries.
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
Textron Aviation

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2021	July 4, 2020	% Change	July 3, 2021	July 4, 2020	% Change
Revenues:
Aircraft	$797	$478	67%	$1,332	$993	34%
Aftermarket parts and services	364	269	35%	694	626	11%
Total revenues	1,161	747	55%	2,026	1,619	25%
Operating expenses	1,065	813	31%	1,883	1,682	12%
Segment profit (loss)	96	(66)	245%	143	(63)	327%
Profit margin	8.3%	(8.8)%		7.1%	(3.9)%

Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q2 2021 versus Q2 2020	YTD 2021 versus YTD 2020
Volume and mix	$397	$384
Pricing	17	23
Total change	$414	$407
Textron Aviation’s revenues increased $414 million, 55%, in the second quarter of 2021, compared with the second quarter of 2020, largely due to higher Citation jet volume of $174 million, higher aftermarket volume of $98 million and higher commercial turboprop volume of $75 million. We delivered 44 Citation jets and 33 commercial turboprops in the second quarter of 2021, compared with 23 Citation jets and 15 commercial turboprops in the second quarter of 2020.
Textron Aviation’s revenues increased $407 million, 25%, in the first half of 2021, compared with the first half of 2020, largely due to higher Citation jet volume of $178 million, higher aftermarket volume of $74 million and higher commercial turboprop volume of $63 million. We delivered 72 Citation jets and 47 commercial turboprops in the first half of 2021, compared with 46 Citation jets and 31 commercial turboprops in the first half of 2020.
Textron Aviation’s operating expenses increased $252 million, 31%, and $201 million, 12%, in the second quarter and first half of 2021, respectively, compared with the corresponding periods of 2020, largely due to higher volume and mix described above. Operating expenses in the second quarter and first half of 2020 were also negatively impacted by idle facility costs of $53 million and $65 million, respectively, partially offset by cost reduction activities, including employee furloughs instituted during the first half of 2020.
Textron Aviation Segment Profit (Loss)
The following factors contributed to the change in Textron Aviation’s segment profit (loss) for the periods:

(In millions)	Q2 2021 versus Q2 2020	YTD 2021 versus YTD 2020
Volume and mix	$117	$133
Performance	34	59
Pricing, net of inflation	11	14
Total change	$162	$206
Segment profit at Textron Aviation increased $162 million in the second quarter of 2021, compared with the second quarter of 2020, due to higher volume and mix of $117 million described above, a favorable impact from performance of $34 million and favorable pricing, net of inflation of $11 million. Performance included a $53 million impact from idle facility costs recognized in the second quarter of 2020, partially offset by cost reduction activities described above.

Segment profit at Textron Aviation increased $206 million in the first half of 2021, compared with the first half of 2020, primarily due to a higher volume and mix of $133 million described above, and a favorable impact from performance of $59 million and favorable pricing, net of inflation of $14 million. Performance included a $65 million impact from idle facility costs recognized in the first half of 2020, partially offset by cost reduction activities described above.

Bell

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2021	July 4, 2020	% Change	July 3, 2021	July 4, 2020	% Change
Revenues:
Military aircraft and support programs	$572	$602	(5)%	$1,149	$1,222	(6)%
Commercial helicopters, parts and services	319	220	45%	588	423	39%
Total revenues	891	822	8%	1,737	1,645	6%
Operating expenses	781	704	11%	1,522	1,412	8%
Segment profit	110	118	(7)%	215	233	(8)%
Profit margin	12.3%	14.4%		12.4%	14.2%
Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production and support stage and represent a significant portion of Bell’s revenues from the U.S. Government.
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q2 2021 versus Q2 2020	YTD 2021 versus YTD 2020
Volume and mix	$61	$80
Other	8	12
Total change	$69	$92
Bell’s revenues increased $69 million, 8%, in the second quarter of 2021, compared with the second quarter of 2020, reflecting higher commercial revenues of $99 million, partially offset by lower military revenues. We delivered 47 commercial helicopters in the second quarter of 2021, compared with 27 commercial helicopters in the second quarter of 2020.
Bell’s revenues increased $92 million, 6%, in the first half of 2021, compared with the first half of 2020, reflecting higher commercial revenues of $165 million, partially offset by lower military revenues. We delivered 64 commercial helicopters in the first half of 2021, compared with 42 commercial helicopters in the first half of 2020.
Bell’s operating expenses increased $77 million, 11%, and $110 million, 8% in the second quarter and first half of 2021 respectively, compared with corresponding periods of 2020, primarily due to higher net volume and mix described above and higher research and development costs, largely related to the future vertical lift programs.
Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q2 2021 versus Q2 2020	YTD 2021 versus YTD 2020
Performance and other	$(13)	$(22)
Pricing, net of inflation	5	7
Volume and mix	—	(3)
Total change	$(8)	$(18)
Bell’s segment profit decreased $8 million, 7%, in the second quarter of 2021, compared with the second quarter 2020, reflecting an unfavorable impact of $13 million from performance, which included higher research and development costs discussed above. The increase in revenues attributed to volume and mix above had no impact on segment profit due to the mix of military and commercial products sold.
Bell’s segment profit decreased $18 million, 8%, in the first half of 2021, compared with the first half 2020, largely reflecting an unfavorable impact of $22 million from performance and other, which included higher research and development costs discussed above. The increase in revenues attributed to volume and mix above had an unfavorable impact on segment profit due to the mix of military and commercial products sold.

Textron Systems

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2021	July 4, 2020	% Change	July 3, 2021	July 4, 2020	% Change
Revenues	$333	$326	2%	$661	$654	1%
Operating expenses	285	289	(1)%	562	591	(5)%
Segment profit	48	37	30%	99	63	57%
Profit margin	14.4%	11.3%		15.0%	9.6%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q2 2021 versus Q2 2020	YTD 2021 versus YTD 2020
Volume	$17	$23
Other	(10)	(16)
Total change	$7	$7
Textron Systems revenues increased $7 million, 2%, in the second quarter of 2021, compared with the second quarter of 2020. Higher volume in the Other product line was partially offset by lower volume of $32 million in the Air Systems product line, formally referred to as the Unmanned Systems product line, which reflected the impact from the U.S. Army’s withdrawal from Afghanistan on the product line’s fee-for-service contracts. Other in the table above included the impact of a $11 million reduction in revenues as a result of the cessation of manufacturing at the TRU Simulation + Training Canada Inc. (TRU Canada) facility which occurred in the second quarter of 2020 related to the impact of the pandemic on that business. In January 2021, we sold TRU Canada as discussed in Note 2 to the Consolidated Financial Statements.
Textron Systems revenues increased $7 million, 1%, in the first half of 2021, compared with the first half of 2020, primarily due to higher volume in the Other product line, partially offset by lower volume of $45 million in the Air Systems product line. Other in the table above included the impact of a $18 million reduction in revenues as a result of the cessation of manufacturing at the TRU Canada facility discussed above.
Textron Systems’ operating expenses decreased $4 million, 1%, in the second quarter of 2021, compared with the second quarter of 2020. Textron Systems' operating expenses decreased $29 million, 5%, in the first half of 2021, compared with the first half of 2020, primarily related to the cessation of manufacturing at TRU Canada, partially offset by higher net volume described above.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q2 2021 versus Q2 2020	YTD 2021 versus YTD 2020
Performance and other	$9	$36
Volume and mix	2	—
Total change	$11	$36
Textron Systems’ segment profit increased $11 million, 30%, in the second quarter of 2021, compared with the second quarter of 2020, primarily due to a favorable impact from performance and other of $9 million.
Textron Systems’ segment profit increased $36 million, 57%, in the first half of 2021, compared with the first half of 2020, due to a favorable impact of $36 million from performance and other. Performance and other included a $13 million impact largely related to unfavorable performance at TRU Canada in the first quarter of 2020.

Industrial

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2021	July 4, 2020	% Change	July 3, 2021	July 4, 2020	% Change
Revenues:
Fuel systems and functional components	$440	$271	62%	$937	$736	27%
Specialized vehicles	354	291	22%	682	566	20%
Total revenues	794	562	41%	1,619	1,302	24%
Operating expenses	762	573	33%	1,540	1,304	18%
Segment profit (loss)	32	(11)	391%	79	(2)	4050%
Profit margin	4.0%	(2.0)%		4.9%	(0.2)%
Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q2 2021 versus Q2 2020	YTD 2021 versus YTD 2020
Volume and mix	$180	$227
Pricing	28	48
Foreign exchange	24	42
Total change	$232	$317
Industrial segment revenues increased $232 million, 41%, in the second quarter of 2021, compared with the second quarter of 2020, reflecting higher volume and mix of $180 million, primarily in the Fuel Systems and Functional Components product line, a favorable impact of $28 million from pricing, primarily in the Specialized Vehicles product line, and $24 million from foreign exchange rate fluctuations, primarily related to the Euro.
Industrial segment revenues increased $317 million, 24%, in the first half of 2021, compared with the first half of 2020, due to higher volume and mix of $227 million, primarily in the Fuel Systems and Functional Components product line, a favorable impact of $48 million from pricing, primarily in the Specialized Vehicles product line, and $42 million from foreign exchange rate fluctuations, primarily related to the Euro.
Operating expenses for the Industrial segment increased $189 million, 33%, and $236 million, 18%, in the second quarter and first half of 2021, respectively, compared with the corresponding periods of 2020, primarily due to higher volume and mix described above, and an unfavorable impact from foreign exchange rate fluctuations. Idle facility costs totaled $8 million and $21 million in the second quarter and first half of 2020, respectively, reflecting unfavorable absorption of manufacturing costs attributable to abnormally low production levels resulting from the pandemic and temporary manufacturing facility closures.
Industrial Segment Profit (Loss)
The following factors contributed to the change in Industrial’s segment profit (loss) for the periods:

(In millions)	Q2 2021 versus Q2 2020	YTD 2021 versus YTD 2020
Volume and mix	$48	$64
Pricing, net of inflation	10	21
Performance	(11)	—
Foreign exchange	(4)	(4)
Total change	$43	$81
Segment profit for the Industrial segment increased $43 million in the second quarter of 2021, compared with the second quarter of 2020, primarily due to higher volume and mix described above, partially offset by an unfavorable impact from performance of $11 million. Performance included the impact of manufacturing inefficiencies and higher logistical costs related to supplier constraints, primarily in the Specialized Vehicles product line.
Segment profit for the Industrial segment increased $81 million in the first half of 2021, compared with the first half of 2020, primarily due to higher volume and mix described above and a favorable impact of $21 million from pricing, net of inflation.

Finance

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Revenues	$12	$15	$27	$29
Segment profit	3	4	9	7
Finance segment revenues decreased $3 million and $2 million in the second quarter and first half of 2021, respectively, compared with the corresponding periods of 2020, and segment profit decreased $1 million and increased $2 million, respectively. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	July 3, 2021	January 2, 2021
Finance receivables	$682	$779
Allowance for credit losses	30	35
Ratio of allowance for credit losses to finance receivables	4.40%	4.49%
Nonaccrual finance receivables	106	93
Ratio of nonaccrual finance receivables to finance receivables	15.54%	11.94%
60+ days contractual delinquency	17	29
60+ days contractual delinquency as a percentage of finance receivables	2.49%	3.72%
Since the first quarter of 2020, the Finance segment has worked with certain customers impacted by the pandemic to provide payment relief through loan modifications. The majority of loans modified have returned to paying principal and interest. We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts. Loan modifications and key portfolio quality indicators are discussed in Note 3 to the Consolidated Financial Statements.
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	July 3, 2021	January 2, 2021
Manufacturing group
Cash and equivalents	$1,995	$2,146
Debt	3,189	3,707
Shareholders’ equity	6,101	5,845
Capital (debt plus shareholders’ equity)	9,290	9,552
Net debt (net of cash and equivalents) to capital	16%	21%
Debt to capital	34%	39%
Finance group
Cash and equivalents	$193	$108
Debt	644	662
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

Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. There were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility at both July 3, 2021 and January 2, 2021.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 3, 2021	July 4, 2020
Operating activities	$679	$(148)
Investing activities	(90)	(85)
Financing activities	(740)	1,238
In the first half of 2021, net cash inflow from operating activities was $679 million, compared with a net cash outflow of $148 million in the first half of 2020. The $827 million year-over-year increase in net cash inflow was primarily due to higher earnings and working capital improvements. The working capital improvements included a favorable change of $588 million from accounts payable and $82 million from inventories, both primarily at the Textron Aviation segment, partially offset by a net cash outflow of $195 million from changes in accounts receivable.
In the first half of 2021 and 2020, cash flows used in investing activities included capital expenditures of $128 million and $96 million, respectively.  Investing activities in the first half of 2021 also included $38 million of net proceeds from the disposition of TRU Canada.
Cash flows used by financing activities in the first half of 2021 included $519 million of payments on long-term debt, which included a prepayment at par of $250 million of 5.95% notes with a stated maturity of September 2021, and $287 million of cash paid to repurchase an aggregate of 4.8 million shares of our common stock. In the first half of 2020, cash flows provided by financing activities included $642 million of net proceeds from the issuance of long-term debt, $498 million from borrowings under a 364-Day Term Loan facility, and $377 million of proceeds from borrowings against corporate-owned life insurance policies, partially offset by $194 million of payments on long-term debt and $54 million of cash paid to repurchase an aggregate of 1.3 million shares of our outstanding common stock.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 3, 2021	July 4, 2020
Operating activities	$5	$10
Investing activities	114	7
Financing activities	(34)	(23)
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $137 million and $65 million in the first half of 2021 and 2020, respectively, partially offset by finance receivable originations of $29 million and $59 million, respectively.  In the first half of 2021 and 2020, financing activities included payments on long-term and nonrecourse debt of $34 million and $35 million, respectively.

Consolidated Cash Flows
The consolidated cash flows, after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	July 3, 2021	July 4, 2020
Operating activities	$773	$(152)
Investing activities	(65)	(64)
Financing activities	(774)	1,215
In the first half of 2021, net cash inflow from operating activities was $773 million, compared with a net cash outflow of $152 million in the first half of 2020. The $925 million year-over-year increase in net cash inflow was primarily due to higher earnings and working capital improvements. The working capital improvements included a favorable change of $588 million from accounts payable and $82 million from inventories, both primarily at the Textron Aviation segment, partially offset by a net cash change of $92 million from accounts receivable and captive finance receivables.
In the first half of 2021 and 2020, cash flows used in investing activities primarily included capital expenditures of $128 million and $96 million, respectively. Investing activities in the first half of 2021 also included $38 million of net proceeds from the disposition of TRU Canada.
Cash flows used by financing activities in the first half of 2021 included $553 million of payments on long-term debt and $287 million of cash paid to repurchase shares of our outstanding common stock. In the first half of 2020, cash flows provided by financing activities included $642 million of net proceeds from the issuance of long-term debt, $498 million from borrowings under a 364-Day Term Loan facility and $377 million of proceeds from borrowings against corporate-owned life insurance policies, partially offset by $229 million of payments on long-term debt and $54 million of cash paid to repurchase shares of our outstanding common stock.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 3, 2021	July 4, 2020
Reclassification adjustments from investing activities to operating activities:
Cash received from customers	$118	$45
Finance receivable originations for Manufacturing group inventory sales	(29)	(59)
Total reclassification adjustments from investing activities to operating activities	$89	$(14)
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

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Gross favorable	$40	$46	$76	$73
Gross unfavorable	(25)	(29)	(47)	(54)
Net adjustments	$15	$17	$29	$19
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended July 3, 2021. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2020 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 3, 2021. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of July 3, 2021.
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 4, 2020, on August 22, 2019, a purported shareholder class action lawsuit was filed in the United States District Court in the Southern District of New York against Textron, its Chairman and Chief Executive Officer and its Chief Financial Officer. The suit, filed by Building Trades Pension Fund of Western Pennsylvania, alleges that the defendants violated the federal securities laws by making materially false and misleading statements and concealing material adverse facts related to the Arctic Cat acquisition and integration. The complaint seeks unspecified compensatory damages. On November 12, 2019, the Court appointed IWA Forest Industry Pension Fund (IWA) as the sole lead plaintiff in the case. On December 24, 2019, IWA filed an Amended Complaint in the now entitled In re Textron Inc. Securities Litigation. On February 14, 2020, IWA filed a Second Amended Complaint, and on March 6, 2020, Textron filed a motion to dismiss the Second Amended Complaint. On July 20, 2020, the Court granted Textron’s motion to dismiss and closed the case. On August 18, 2020, plaintiffs filed a notice of appeal contesting the dismissal, which Textron has opposed. Oral argument before the Second Circuit Court of Appeals occurred on June 1, 2021, and the appeal remains pending as the parties await the appellate court’s decision.
As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, on February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against Textron Financial Corporation (TFC), Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. On November 9, 2012, the Court dismissed all claims against TFC. The trustee appealed, and on August 23, 2016, the 6th Circuit Court of Appeals reversed the dismissal in part and remanded certain claims back to the trial court. On September 27, 2018, after reconsidering the remanded claims which were based upon civil conspiracy and intentional fraudulent transfer, the trial court granted partial summary judgment in favor of TFC, dismissing the Trustee’s civil conspiracy claim, as well as a portion of the Trustee’s claim for intentional fraudulent transfer, leaving only a portion of the intentional fraudulent transfer claim to be adjudicated. A trial for this matter was held in February 2020, and on March 10, 2020, the jury returned a verdict in favor of TFC and against the Trustee. On the same day, the Court entered judgment in TFC's favor. On March 23, 2020, the Trustee filed a notice of appeal, which Textron has opposed. Oral argument before the Sixth Circuit Court of Appeals occurred on June 10, 2021, and the appeal remains pending as the parties await the appellate court’s decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our second quarter 2021 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
April 4, 2021 – May 8, 2021	645	$60.74	645	18,855
May 9, 2021 – June 5, 2021	1,250	67.00	1,250	17,605
June 6, 2021 – July 3, 2021	1,085	66.99	1,085	16,520
Total	2,980	$65.64	2,980
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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 29, 2021	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)