Form 10-Q
period 2021-10-02
TEXTRON INC
filed 2021-10-28
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2021, there were 220,425,217 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended October 2, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Revenues
Manufacturing revenues	$2,979	$2,722	$9,022	$7,942
Finance revenues	11	13	38	42
Total revenues	2,990	2,735	9,060	7,984
Costs, expenses and other
Cost of sales	2,486	2,332	7,546	6,970
Selling and administrative expense	283	258	895	760
Interest expense	33	43	109	125
Special charges	10	7	20	124
Non-service components of pension and post-retirement income, net	(40)	(21)	(119)	(62)
Gain on business disposition	—	—	(17)	—
Total costs, expenses and other	2,772	2,619	8,434	7,917
Income from continuing operations before income taxes	218	116	626	67
Income tax expense (benefit)	33	1	86	(6)
Income from continuing operations	$185	$115	$540	$73
Loss from discontinued operations	—	—	(1)	—
Net income	$185	$115	$539	$73
Basic Earnings per share
Continuing operations	$0.83	$0.50	$2.39	$0.32
Diluted Earnings per share
Continuing operations	$0.82	$0.50	$2.37	$0.32
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net income	$185	$115	$539	$73
Other comprehensive income, net of tax
Pension and postretirement benefits adjustments, net of reclassifications	30	37	90	110
Foreign currency translation adjustments, net of reclassifications	(19)	35	(22)	25
Deferred gains (losses) on hedge contracts, net of reclassifications	(5)	2	1	(5)
Other comprehensive income	6	74	69	130
Comprehensive income	$191	$189	$608	$203
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	October 2, 2021	January 2, 2021
Assets
Manufacturing group
Cash and equivalents	$1,969	$2,146
Accounts receivable, net	773	787
Inventories	3,670	3,513
Other current assets	890	950
Total current assets	7,302	7,396
Property, plant and equipment, less accumulated depreciation and amortization of $4,855 and $4,696, respectively	2,469	2,516
Goodwill	2,152	2,157
Other assets	2,468	2,436
Total Manufacturing group assets	14,391	14,505
Finance group
Cash and equivalents	213	108
Finance receivables, net	596	744
Other assets	69	86
Total Finance group assets	878	938
Total assets	$15,269	$15,443
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$7	$509
Accounts payable	775	776
Other current liabilities	2,270	1,985
Total current liabilities	3,052	3,270
Other liabilities	2,292	2,357
Long-term debt	3,180	3,198
Total Manufacturing group liabilities	8,524	8,825
Finance group
Other liabilities	123	111
Debt	585	662
Total Finance group liabilities	708	773
Total liabilities	9,232	9,598
Shareholders’ equity
Common stock	29	29
Capital surplus	1,969	1,785
Treasury stock	(789)	(203)
Retained earnings	6,498	5,973
Accumulated other comprehensive loss	(1,670)	(1,739)
Total shareholders’ equity	6,037	5,845
Total liabilities and shareholders’ equity	$15,269	$15,443
Common shares outstanding (in thousands)	221,031	226,444
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended October 2, 2021 and October 3, 2020, respectively

	Consolidated
(In millions)	2021	2020
Cash flows from operating activities
Income from continuing operations	$540	$73
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	285	283
Gain on business disposition	(17)	—
Deferred income taxes	7	(31)
Asset impairments and TRU inventory charge	11	111
Other, net	74	81
Changes in assets and liabilities:
Accounts receivable, net	8	59
Inventories	(164)	(258)
Other assets	(11)	114
Accounts payable	1	(267)
Other liabilities	323	60
Income taxes, net	26	(4)
Pension, net	(62)	(11)
Captive finance receivables, net	152	(25)
Other operating activities, net	1	15
Net cash provided by operating activities of continuing operations	1,174	200
Net cash used in operating activities of discontinued operations	(1)	(1)
Net cash provided by operating activities	1,173	199
Cash flows from investing activities
Capital expenditures	(204)	(151)
Net proceeds from business disposition	38	—
Proceeds from an insurance recovery and sale of property, plant and equipment	3	25
Net proceeds from corporate-owned life insurance policies	—	21
Net cash used in acquisitions	—	(11)
Finance receivables repaid	19	21
Other investing activities, net	17	3
Net cash used in investing activities	(127)	(92)
Cash flows from financing activities
Decrease in short-term debt	—	(2)
Net proceeds from long-term debt	—	1,137
Proceeds from borrowings against corporate-owned life insurance policies	—	377
Payment on borrowings against corporate-owned life insurance policies	—	(15)
Principal payments on long-term debt and nonrecourse debt	(615)	(235)
Purchases of Textron common stock	(586)	(54)
Dividends paid	(14)	(14)
Proceeds from options exercised	105	16
Other financing activities, net	(2)	(2)
Net cash provided by (used in) financing activities	(1,112)	1,208
Effect of exchange rate changes on cash and equivalents	(6)	(2)
Net increase (decrease) in cash and equivalents	(72)	1,313
Cash and equivalents at beginning of period	2,254	1,357
Cash and equivalents at end of period	$2,182	$2,670
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended October 2, 2021 and October 3, 2020, respectively

	Manufacturing Group		Finance Group
(In millions)	2021	2020	2021	2020
Cash flows from operating activities
Income from continuing operations	$537	$67	$3	$6
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	277	279	8	4
Gain on business disposition	(17)	—	—	—
Deferred income taxes	9	(30)	(2)	(1)
Asset impairments and TRU inventory charge	11	111	—	—
Other, net	82	74	(8)	7
Changes in assets and liabilities:
Accounts receivable, net	8	59	—	—
Inventories	(164)	(258)	—	—
Other assets	(10)	114	(1)	—
Accounts payable	1	(267)	—	—
Other liabilities	323	66	—	(6)
Income taxes, net	16	1	10	(5)
Pension, net	(62)	(11)	—	—
Other operating activities, net	1	15	—	—
Net cash provided by operating activities of continuing operations	1,012	220	10	5
Net cash used in operating activities of discontinued operations	(1)	(1)	—	—
Net cash provided by operating activities	1,011	219	10	5
Cash flows from investing activities
Capital expenditures	(204)	(151)	—	—
Net proceeds from business disposition	38	—	—	—
Proceeds from an insurance recovery and sale of property, plant and equipment	3	25	—	—
Net proceeds from corporate-owned life insurance policies	—	21	—	—
Net cash used in acquisitions	—	(11)	—	—
Finance receivables repaid	—	—	205	90
Finance receivables originated	—	—	(34)	(94)
Other investing activities, net	—	—	17	3
Net cash provided by (used in) investing activities	(163)	(116)	188	(1)
Cash flows from financing activities
Decrease in short-term debt	—	(2)	—	—
Net proceeds from long-term debt	—	1,137	—	—
Proceeds from borrowings against corporate-owned life insurance policies	—	377	—	—
Payment on borrowings against corporate-owned life insurance policies	—	(15)	—	—
Principal payments on long-term debt and nonrecourse debt	(522)	(195)	(93)	(40)
Purchases of Textron common stock	(586)	(54)	—	—
Dividends paid	(14)	(14)	—	—
Proceeds from options exercised	105	16	—	—
Other financing activities, net	(2)	(14)	—	12
Net cash provided by (used in) financing activities	(1,019)	1,236	(93)	(28)
Effect of exchange rate changes on cash and equivalents	(6)	(2)	—	—
Net increase (decrease) in cash and equivalents	(177)	1,337	105	(24)
Cash and equivalents at beginning of period	2,146	1,181	108	176
Cash and equivalents at end of period	$1,969	$2,518	$213	$152
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
In the third quarter of 2021 and 2020, our cumulative catch-up adjustments increased segment profit by $25 million and $22 million, respectively, and increased net income by $19 million and $17 million, respectively ($0.08 and $0.07 per diluted share, respectively). Gross favorable profit adjustments totaled $43 million and $31 million in the third quarter of 2021 and 2020, respectively, and the gross unfavorable profit adjustments totaled $18 million and $9 million, respectively. We recognized revenues of $27 million and $22 million in the third quarter of 2021 and 2020, respectively, from performance obligations satisfied in prior periods that related to changes in profit booking rates.
In the first nine months of 2021 and 2020, our cumulative catch-up adjustments increased segment profit by $54 million and $41 million, respectively, and increased net income by $41 million and $31 million, respectively ($0.18 and $0.14 per diluted share, respectively). Gross favorable profit adjustments totaled $119 million and $104 million in the first nine months of 2021 and 2020, respectively, and the gross unfavorable profit adjustments totaled $65 million and $63 million, respectively. We recognized revenues of $65 million and $48 million in the first nine months of 2021 and 2020, respectively, from performance obligations satisfied in prior periods that related to changes in profit booking rates.
Note 2. Business Disposition
On January 25, 2021, we completed the sale of TRU Simulation + Training Canada Inc. within our Textron Systems segment for net cash proceeds of $38 million and recorded an after-tax gain of $17 million.

Note 3. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	October 2, 2021	January 2, 2021
Commercial	$671	$668
U.S. Government contracts	131	155
	802	823
Allowance for credit losses	(29)	(36)
Total accounts receivable, net	$773	$787
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	October 2, 2021	January 2, 2021
Finance receivables	$621	$779
Allowance for credit losses	(25)	(35)
Total finance receivables, net	$596	$744
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
During the first nine months of 2021, we modified finance receivable contracts for 21 customers with an outstanding balance at October 2, 2021 totaling $76 million, which were all categorized as troubled debt restructurings. Of these modifications, $71 million were previously modified in 2020. Due to the nature of these restructurings, the financial effects were not significant. We had no customer defaults during the last twelve months related to finance receivables previously modified as a troubled debt restructuring. We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts.

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	October 2, 2021	January 2, 2021
Performing	$511	$612
Watchlist	—	74
Nonaccrual	110	93
Nonaccrual as a percentage of finance receivables	17.71%	11.94%
Current and less than 31 days past due	$604	$738
31-60 days past due	5	12
61-90 days past due	3	11
Over 90 days past due	9	18
60+ days contractual delinquency as a percentage of finance receivables	1.93%	3.72%
At October 2, 2021, 30% of our performing finance receivables were originated since the beginning of 2020 and 32% were originated from 2017 to 2019. For finance receivables categorized as nonaccrual, 63% were originated from 2017 to 2019.
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

(In millions)	October 2, 2021	January 2, 2021
Finance receivables evaluated collectively	$416	$521
Finance receivables evaluated individually	110	163
Allowance for credit losses based on collective evaluation	21	28
Allowance for credit losses based on individual evaluation	4	7
Impaired finance receivables with specific allowance for credit losses	$34	$46
Impaired finance receivables with no specific allowance for credit losses	76	117
Unpaid principal balance of impaired finance receivables	124	175
Allowance for credit losses on impaired finance receivables	4	7
Average recorded investment of impaired finance receivables	123	126
Note 4. Inventories
Inventories are composed of the following:

(In millions)	October 2, 2021	January 2, 2021
Finished goods	$1,085	$1,228
Work in process	1,741	1,455
Raw materials and components	844	830
Total inventories	$3,670	$3,513

Note 5. Warranty Liability
Changes in our warranty liability are as follows:

	Nine Months Ended
(In millions)	October 2, 2021	October 3, 2020
Beginning of period	$119	$141
Provision	49	35
Settlements	(52)	(46)
Adjustments*	5	(13)
End of period	$121	$117
* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 6. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide. Our operating leases have remaining lease terms up to 28 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $17 million and $15 million in the third quarter of 2021 and 2020, respectively, and $49 million and $45 million in the first nine months of 2021 and 2020, respectively. Cash paid for operating leases totaled $49 million and $45 million in the first nine months of 2021 and 2020, respectively, and is classified in cash flows from operating activities. Noncash transactions totaled $81 million and $33 million in the first nine months of 2021 and 2020, respectively, reflecting the recognition of operating lease assets and liabilities for new or extended leases. Variable and short-term lease costs were not significant.
Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	October 2, 2021	January 2, 2021
Other assets	$388	$349
Other current liabilities	58	47
Other liabilities	336	306
Weighted-average remaining lease term (in years)	10.5	11.6
Weighted-average discount rate	3.34%	4.17%
At October 2, 2021, maturities of our operating lease liabilities on an undiscounted basis totaled $20 million for the remainder of 2021, $69 million for 2022, $59 million for 2023, $51 million for 2024, $45 million for 2025 and $247 million thereafter.
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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.  At October 2, 2021 and January 2, 2021, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $341 million and $318 million, respectively. At October 2, 2021, the fair value amounts of our foreign currency exchange contracts were a $5 million asset and a $2 million liability. At January 2, 2021, the fair value amounts of our foreign currency exchange contracts were a $5 million asset and a $2 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. At October 2, 2021, we had a swap agreement for a notional amount of $289 million with a maturity of August 2023 and a fair value of a $3 million liability. At January 2, 2021, we had a swap agreement for a notional amount of $294 million with a maturity of February 2022 and a fair value of a $4 million liability. The fair value of these swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	October 2, 2021		January 2, 2021
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,183)	$(3,413)	$(3,690)	$(3,986)
Finance group
Finance receivables, excluding leases	404	438	549	599
Debt	(585)	(552)	(662)	(587)
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

Note 8. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended October 2, 2021
Beginning of period	$29	$1,920	$(490)	$6,318	$(1,676)	$6,101
Net income	—	—	—	185	—	185
Other comprehensive income	—	—	—	—	6	6
Share-based compensation activity	—	49	—	—	—	49
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(299)	—	—	(299)
End of period	$29	$1,969	$(789)	$6,498	$(1,670)	$6,037
Three months ended October 3, 2020
Beginning of period	$29	$1,732	$(74)	$5,631	$(1,791)	$5,527
Net income	—	—	—	115	—	115
Other comprehensive income	—	—	—	—	74	74
Share-based compensation activity	—	30	—	—	—	30
Dividends declared	—	—	—	(5)	—	(5)
End of period	$29	$1,762	$(74)	$5,741	$(1,717)	$5,741
Nine months ended October 2, 2021
Beginning of period	$29	$1,785	$(203)	$5,973	$(1,739)	$5,845
Net income	—	—	—	539	—	539
Other comprehensive income	—	—	—	—	69	69
Share-based compensation activity	—	184	—	—	—	184
Dividends declared	—	—	—	(14)	—	(14)
Purchases of common stock	—	—	(586)	—	—	(586)
End of period	$29	$1,969	$(789)	$6,498	$(1,670)	$6,037
Nine months ended October 3, 2020
Beginning of period	$29	$1,674	$(20)	$5,682	$(1,847)	$5,518
Net income	—	—	—	73	—	73
Other comprehensive income	—	—	—	—	130	130
Share-based compensation activity	—	88	—	—	—	88
Dividends declared	—	—	—	(14)	—	(14)
Purchases of common stock	—	—	(54)	—	—	(54)
End of period	$29	$1,762	$(74)	$5,741	$(1,717)	$5,741
Dividends per share of common stock were $0.02 for both the third quarter of 2021 and 2020 and $0.06 for both the first nine months of 2021 and 2020.

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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Basic weighted-average shares outstanding	223,663	228,918	225,545	228,492
Dilutive effect of stock options	2,827	361	2,250	345
Diluted weighted-average shares outstanding	226,490	229,279	227,795	228,837
For the first nine months of 2021, stock options to purchase 1.4 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive. Stock options to purchase 7.5 million and 7.9 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the third quarter and first nine months of 2020, respectively, as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 2, 2021	$(1,780)	$42	$(1)	$(1,739)
Other comprehensive loss before reclassifications	—	(36)	2	(34)
Reclassified from Accumulated other comprehensive loss	90	14	(1)	103
Balance at October 2, 2021	$(1,690)	$20	$—	$(1,670)
Balance at January 4, 2020	$(1,811)	$(36)	$—	$(1,847)
Other comprehensive income before reclassifications	—	25	(2)	23
Reclassified from Accumulated other comprehensive loss	110	—	(3)	107
Balance at October 3, 2020	$(1,701)	$(11)	$(5)	$(1,717)

The before and after-tax components of Other comprehensive income are presented below:

	October 2, 2021			October 3, 2020
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$38	$(9)	$29	$46	$(11)	$35
Amortization of prior service cost*	2	(1)	1	2	—	2
Pension and postretirement benefits adjustments, net	40	(10)	30	48	(11)	37
Foreign currency translation adjustments	(19)	—	(19)	35	—	35
Deferred gains (losses) on hedge contracts:
Current deferrals	(6)	2	(4)	3	—	3
Reclassification adjustments	(1)	—	(1)	(2)	1	(1)
Deferred gains (losses) on hedge contracts, net	(7)	2	(5)	1	1	2
Total	$14	$(8)	$6	$84	$(10)	$74
Nine Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$114	$(27)	$87	$138	$(32)	$106
Amortization of prior service cost*	6	(3)	3	5	(1)	4
Pension and postretirement benefits adjustments, net	120	(30)	90	143	(33)	110
Foreign currency translation adjustments:
Foreign currency translation adjustments	(36)	—	(36)	28	(3)	25
Business disposition	14	—	14	—	—	—
Foreign currency translation adjustments, net	(22)	—	(22)	28	(3)	25
Deferred gains (losses) on hedge contracts:
Current deferrals	1	1	2	(2)	—	(2)
Reclassification adjustments	(1)	—	(1)	(5)	2	(3)
Deferred gains (losses) on hedge contracts, net	—	1	1	(7)	2	(5)
Total	$98	$(29)	$69	$164	$(34)	$130
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
Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are included in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Revenues
Textron Aviation	$1,181	$795	$3,207	$2,414
Bell	769	793	2,506	2,438
Textron Systems	299	302	960	956
Industrial	730	832	2,349	2,134
Finance	11	13	38	42
Total revenues	$2,990	$2,735	$9,060	$7,984
Segment Profit
Textron Aviation	$98	$(29)	$241	$(92)
Bell	105	119	320	352
Textron Systems	45	40	144	103
Industrial	23	58	102	56
Finance	8	1	17	8
Segment profit	279	189	824	427
Corporate expenses and other, net	(23)	(28)	(100)	(72)
Interest expense, net for Manufacturing group	(28)	(38)	(95)	(109)
Special charges*	(10)	(7)	(20)	(124)
Gain on business disposition	—	—	17	—
Inventory charge*	—	—	—	(55)
Income from continuing operations before income taxes	$218	$116	$626	$67
* See Note 12 for additional information.

Note 10. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Aircraft	$814	$486	$2,146	$1,479
Aftermarket parts and services	367	309	1,061	935
Textron Aviation	1,181	795	3,207	2,414
Military aircraft and support programs	488	515	1,637	1,737
Commercial helicopters, parts and services	281	278	869	701
Bell	769	793	2,506	2,438
Air systems*	99	138	339	423
Land and sea systems*	53	54	174	177
Other*	147	110	447	356
Textron Systems	299	302	960	956
Fuel systems and functional components	382	497	1,319	1,233
Specialized vehicles	348	335	1,030	901
Industrial	730	832	2,349	2,134
Finance	11	13	38	42
Total revenues	$2,990	$2,735	$9,060	$7,984
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

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended October 2, 2021
Customer type:
Commercial	$1,149	$278	$62	$730	$11	$2,230
U.S. Government	32	491	237	—	—	760
Total revenues	$1,181	$769	$299	$730	$11	$2,990
Geographic location:
United States	$915	$569	$266	$377	$7	$2,134
Europe	97	48	10	160	—	315
Asia and Australia	58	90	16	88	1	253
Other international	111	62	7	105	3	288
Total revenues	$1,181	$769	$299	$730	$11	$2,990
Three months ended October 3, 2020
Customer type:
Commercial	$758	$273	$54	$830	$13	$1,928
U.S. Government	37	520	248	2	—	807
Total revenues	$795	$793	$302	$832	$13	$2,735
Geographic location:
United States	$562	$608	$263	$401	$7	$1,841
Europe	65	43	10	203	—	321
Asia and Australia	68	67	15	92	—	242
Other international	100	75	14	136	6	331
Total revenues	$795	$793	$302	$832	$13	$2,735
Nine months ended October 2, 2021
Customer type:
Commercial	$3,122	$894	$187	$2,337	$38	$6,578
U.S. Government	85	1,612	773	12	—	2,482
Total revenues	$3,207	$2,506	$960	$2,349	$38	$9,060
Geographic location:
United States	$2,409	$1,862	$852	$1,161	$21	$6,305
Europe	303	131	29	588	1	1,052
Asia and Australia	209	276	52	267	4	808
Other international	286	237	27	333	12	895
Total revenues	$3,207	$2,506	$960	$2,349	$38	$9,060
Nine months ended October 3, 2020
Customer type:
Commercial	$2,322	$687	$182	$2,128	$42	$5,361
U.S. Government	92	1,751	774	6	—	2,623
Total revenues	$2,414	$2,438	$956	$2,134	$42	$7,984
Geographic location:
United States	$1,677	$1,979	$825	$1,017	$21	$5,519
Europe	219	88	33	558	1	899
Asia and Australia	241	183	50	221	1	696
Other international	277	188	48	338	19	870
Total revenues	$2,414	$2,438	$956	$2,134	$42	$7,984

Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At October 2, 2021, we had $9.8 billion in remaining performance obligations of which we expect to recognize revenues of approximately 70% through 2022, an additional 25% through 2024, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At October 2, 2021 and January 2, 2021, contract assets totaled $624 million and $561 million, respectively, and contract liabilities totaled $1.1 billion and $842 million, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $51 million and $499 million in the third quarter and first nine months of 2021, respectively, and $44 million and $396 million in the third quarter and first nine months of 2020, respectively, that were included in the contract liability balance at the beginning of each year.
Note 11. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit cost (credit) for these plans are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Pension Benefits
Service cost	$29	$27	$87	$79
Interest cost	62	73	188	220
Expected return on plan assets	(143)	(144)	(431)	(431)
Amortization of net actuarial loss	39	47	116	139
Amortization of prior service cost	4	3	10	9
Net periodic benefit cost (credit)*	$(9)	$6	$(30)	$16
Postretirement Benefits Other Than Pensions
Service cost	$1	$—	$2	$2
Interest cost	1	2	4	6
Amortization of net actuarial gain	(1)	(1)	(2)	(1)
Amortization of prior service credit	(2)	(1)	(4)	(4)
Net periodic benefit cost (credit)	$(1)	$—	$—	$3
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $2 million and $8 million for the third quarter and first nine months of 2021, respectively, and $2 million and $8 million for the third quarter and first nine months of 2020, respectively.

Note 12. Special Charges
Special charges recorded in the third quarter and first nine months of 2021 and 2020 by segment and type of cost are presented in the table below.

(In millions)	Severance Costs	Contract Termination and Other	Asset Impairments	Total 2020 COVID-19 Restructuring Plan	Other Asset Impairments	Total
Three months ended October 2, 2021
Industrial	$3	$1	$6	$10	$—	$10
Total special charges	$3	$1	$6	$10	$—	$10
Three months ended October 3, 2020
Industrial	$3	$—	$2	$5	$—	$5
Corporate	2	—	—	2	—	2
Total special charges	$5	$—	$2	$7	$—	$7
Nine months ended October 2, 2021
Industrial	$3	$6	$11	$20	$—	$20
Total special charges	$3	$6	$11	$20	$—	$20
Nine months ended October 3, 2020
Textron Aviation	$27	$—	$1	$28	$32	$60
Textron Systems	14	12	14	40	—	40
Industrial	11	—	2	13	7	20
Corporate	4	—	—	4	—	4
Total special charges	$56	$12	$17	$85	$39	$124
2020 COVID-19 Restructuring Plan
In the second quarter of 2020, we initiated a restructuring plan to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. This plan was expanded in the third quarter of 2020 to include additional headcount reductions and facility consolidations. Since inception of the plan, we have incurred total charges of $128 million, which included severance costs of $76 million for the termination of approximately 2,800 employees, asset impairment charges of $33 million and contract terminations and other costs of $19 million. Of these amounts, $54 million was incurred at Industrial, $37 million at Textron Systems, $33 million at Textron Aviation, and $4 million at Corporate. We expect to incur additional contract termination costs and other charges in the range of $5 million to $10 million, primarily in the Industrial segment, and expect the plan to be substantially completed in the fourth quarter of 2021.
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

Restructuring Reserve
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at January 2, 2021	$43	$9	$52
Provision for 2020 COVID-19 restructuring plan	8	7	15
Cash paid	(21)	(7)	(28)
Reversals	(5)	(1)	(6)
Foreign currency translation	(1)	—	(1)
Balance at October 2, 2021	$24	$8	$32
The majority of the remaining cash outlays of $32 million is expected to be paid by the first quarter of 2022. Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.
Note 13. Income Taxes
Our effective tax rate for the third quarter and first nine months of 2021 was 15.1% and 13.7%, respectively. In the third quarter and first nine months of 2021, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits. In the first nine months of 2021, the effective tax rate also included a $12 million benefit recognized for additional research and development credits related to prior years.
Our effective tax rate for the third quarter and first nine months of 2020 was 0.9% and (9.0)%, respectively, compared with the statutory rate of 21%, largely due to the favorable impact of research and development credits. In the first nine months of 2020, we incurred special charges and an inventory charge in a non-U.S. jurisdiction where tax benefits cannot be realized, which were partially offset by a $14 million benefit recognized upon the release of a valuation allowance in a non-U.S. jurisdiction. These items had a more significant impact on the effective tax rate due to the lower income from continuing operations before income taxes for the period.
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

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 2, 2021	October 3, 2020	% Change	October 2, 2021	October 3, 2020	% Change
Revenues	$2,990	$2,735	9%	$9,060	$7,984	13%
Cost of sales	2,486	2,332	7%	7,546	6,970	8%
Selling and administrative expense	283	258	10%	895	760	18%
Gross margin as a % of Manufacturing revenues	16.5%	14.3%		16.4%	12.2%
In the first nine months of 2021, operations at our commercial businesses began to return to more normalized pre-pandemic levels; however, we continue to manage through the impacts of global supply chain shortages, primarily in the Industrial segment. The commercial businesses, which were adversely impacted by the pandemic, experienced increased customer demand resulting in higher revenues in 2021.
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 23 to 28.
Revenues
Revenues increased $255 million, 9%, in the third quarter of 2021, compared with the third quarter of 2020. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $386 million, largely due to higher Citation jet volume of $290 million, higher aftermarket volume of $62 million and higher commercial turboprop volume of $48 million.
•Lower Industrial revenues of $102 million, reflecting lower volume and mix of $156 million, largely in the Fuel Systems and Functional Components product line due to the impact of global supply chain shortages on our original equipment manufacturer customers.
Revenues increased $1.1 billion, 13%, in the first nine months of 2021, compared with the first nine months of 2020. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $793 million, largely due to higher Citation jet volume of $468 million, higher aftermarket volume of $136 million and higher commercial turboprop volume of $111 million.
•Higher Industrial revenues of $215 million, due to a favorable impact of $92 million from pricing, primarily in the Specialized Vehicles product line, higher volume and mix of $71 million and $52 million from foreign exchange rate fluctuations.
•Higher Bell revenues of $68 million, reflecting higher commercial revenues of $168 million, partially offset by lower military revenues.
Cost of Sales and Selling and Administrative Expense
Cost of sales increased $154 million, 7%, and $576 million, 8%, in the third quarter and first nine months of 2021, respectively, compared with the corresponding periods of 2020, largely due to higher net volume and mix described above. In the first nine months of 2020, cost of sales included the impact of idle facility costs of $100 million, primarily at the Textron Aviation segment, along with a $55 million inventory charge related to the TRU business recognized in the second quarter of 2020. Gross margin as a percentage of Manufacturing revenues increased 220 basis points and 420 basis points in the third quarter and first nine months of 2021, respectively, primarily due to higher margin at the Textron Aviation segment.
Selling and administrative expense increased $25 million, 10%, and $135 million, 18%, in the third quarter and first nine months of 2021, respectively, compared with the corresponding periods of 2020, largely at the Industrial and Textron Aviation segments as more normalized operating activities resumed during 2021 compared to 2020, which included temporary cost reduction activities related to the pandemic. The increase in the first nine months of 2021 was also largely impacted by higher share-based compensation expense due to stock appreciation.
Special Charges
In the third quarter and first nine months of 2021, we recorded special charges of $10 million and $20 million, respectively, compared with $7 million and $124 million in the third quarter and first nine months of 2020, respectively. These charges included restructuring activities and impairment charges as described in Note 12 to the Consolidated Financial Statements.

Income Taxes
Our effective tax rate for the third quarter and first nine months of 2021 was 15.1% and 13.7%, respectively. In the third quarter and first nine months of 2021, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits. In the first nine months of 2021, the effective tax rate also included a $12 million benefit recognized for additional research and development credits related to prior years.
Our effective tax rate for the third quarter and first nine months of 2020 was 0.9% and (9.0)%, respectively, compared with the statutory rate of 21%, largely due to the favorable impact of research and development credits. In the first nine months of 2020, we incurred special charges and an inventory charge in a non-U.S. jurisdiction where tax benefits cannot be realized, which were partially offset by a $14 million benefit recognized upon the release of a valuation allowance in a non-U.S. jurisdiction. These items had a more significant impact on the effective tax rate due to the lower income from continuing operations before income taxes for the period.
Backlog
Our backlog is summarized below:

(In millions)	October 2, 2021	January 2, 2021
Bell	$4,132	$5,342
Textron Aviation	3,465	1,603
Textron Systems	2,212	2,556
Total backlog	$9,809	$9,501
Backlog at Textron Aviation increased $1.9 billion, reflecting orders in excess of deliveries. Bell's backlog decreased $1.2 billion, primarily as a result of revenues recognized on our U.S. Government contracts in excess of new contracts received.
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

Textron Aviation

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 2, 2021	October 3, 2020	% Change	October 2, 2021	October 3, 2020	% Change
Revenues:
Aircraft	$814	$486	67%	$2,146	$1,479	45%
Aftermarket parts and services	367	309	19%	1,061	935	13%
Total revenues	1,181	795	49%	3,207	2,414	33%
Operating expenses	1,083	824	31%	2,966	2,506	18%
Segment profit (loss)	98	(29)	438%	241	(92)	362%
Profit margin	8.3%	(3.6)%		7.5%	(3.8)%
Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q3 2021 versus Q3 2020	YTD 2021 versus YTD 2020
Volume and mix	$365	$749
Pricing	21	44
Total change	$386	$793
Textron Aviation’s revenues increased $386 million, 49%, in the third quarter of 2021, compared with the third quarter of 2020, largely due to higher Citation jet volume of $290 million, higher aftermarket volume of $62 million and higher commercial turboprop volume of $48 million. We delivered 49 Citation jets and 35 commercial turboprops in the third quarter of 2021, compared with 25 Citation jets and 21 commercial turboprops in the third quarter of 2020.
Textron Aviation’s revenues increased $793 million, 33%, in the first nine months of 2021, compared with the first nine months of 2020, largely due to higher Citation jet volume of $468 million, higher aftermarket volume of $136 million and higher commercial turboprop volume of $111 million. We delivered 121 Citation jets and 82 commercial turboprops in the first nine months of 2021, compared with 71 Citation jets and 52 commercial turboprops in the first nine months of 2020.
Textron Aviation’s operating expenses increased $259 million, 31%, and $460 million, 18%, in the third quarter and first nine months of 2021, respectively, compared with the corresponding periods of 2020, largely due to higher volume and mix described above. Operating expenses in the first nine months of 2020 were also negatively impacted by idle facility costs of $76 million and inventory valuation charges, partially offset by cost reduction activities, including employee furloughs instituted during the first half of 2020.
Textron Aviation Segment Profit (Loss)
The following factors contributed to the change in Textron Aviation’s segment profit (loss) for the periods:

(In millions)	Q3 2021 versus Q3 2020	YTD 2021 versus YTD 2020
Volume and mix	$96	$229
Performance	9	68
Pricing, net of inflation	22	36
Total change	$127	$333
Segment profit at Textron Aviation increased $127 million in the third quarter of 2021, compared with the third quarter of 2020, primarily due to higher volume and mix of $96 million described above, and favorable pricing, net of inflation of $22 million.

Segment profit at Textron Aviation increased $333 million in the first nine months of 2021, compared with the first nine months of 2020, primarily due to higher volume and mix of $229 million described above, a favorable impact from performance of $68 million and favorable pricing, net of inflation of $36 million. Performance included idle facility costs of $76 million recognized in the first nine months of 2020 and lower inventory valuation charges, partially offset by cost reduction activities described above.

Bell

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 2, 2021	October 3, 2020	% Change	October 2, 2021	October 3, 2020	% Change
Revenues:
Military aircraft and support programs	$488	$515	(5)%	$1,637	$1,737	(6)%
Commercial helicopters, parts and services	281	278	1%	869	701	24%
Total revenues	769	793	(3)%	2,506	2,438	3%
Operating expenses	664	674	(1)%	2,186	2,086	5%
Segment profit	105	119	(12)%	320	352	(9)%
Profit margin	13.7%	15.0%		12.8%	14.4%
Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production and support stage and represent a significant portion of Bell’s revenues from the U.S. Government.
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2021 versus Q3 2020	YTD 2021 versus YTD 2020
Volume and mix	$(31)	$49
Pricing	7	19
Total change	$(24)	$68
Bell’s revenues decreased $24 million, 3%, in the third quarter of 2021, compared with the third quarter of 2020, largely reflecting lower military revenues of $27 million. We delivered 33 commercial helicopters in the third quarter of 2021, compared with 41 commercial helicopters in the third quarter of 2020.
Bell’s revenues increased $68 million, 3%, in the first nine months of 2021, compared with the first nine months of 2020, reflecting higher commercial revenues of $168 million, partially offset by lower military revenues. We delivered 97 commercial helicopters in the first nine months of 2021, compared with 83 commercial helicopters in the first nine months of 2020.
Bell’s operating expenses decreased $10 million, 1%, in the third quarter of 2021, compared with the third quarter of 2020, primarily due to lower net volume and mix described above.
Bell's operating expenses increased $100 million, 5%, in the first nine months of 2021, compared with the first nine months of 2020, primarily due to higher net volume and mix described above and higher research and development costs, largely related to the future vertical lift programs.
Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2021 versus Q3 2020	YTD 2021 versus YTD 2020
Performance	$(3)	$(25)
Volume and mix	(11)	(14)
Pricing, net of inflation	—	7
Total change	$(14)	$(32)
Bell’s segment profit decreased $14 million, 12%, in the third quarter of 2021, compared with the third quarter 2020, primarily due to the impact of lower volume and mix as described above.
Bell’s segment profit decreased $32 million, 9%, in the first nine months of 2021, compared with the first nine months 2020, largely reflecting an unfavorable impact of $25 million from performance, which included higher research and development costs discussed above. The increase in revenues attributed to volume and mix above had an unfavorable impact on segment profit due to the mix of military and commercial products sold.

Textron Systems

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 2, 2021	October 3, 2020	% Change	October 2, 2021	October 3, 2020	% Change
Revenues	$299	$302	(1)%	$960	$956	—%
Operating expenses	254	262	(3)%	816	853	(4)%
Segment profit	45	40	13%	144	103	40%
Profit margin	15.1%	13.2%		15.0%	10.8%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2021 versus Q3 2020	YTD 2021 versus YTD 2020
Volume	$(2)	$21
Other	(1)	(17)
Total change	$(3)	$4
Textron Systems' revenues decreased $3 million in the third quarter of 2021, compared with the third quarter of 2020. Lower volume of $39 million in the Air Systems product line, formerly referred to as the Unmanned Systems product line, primarily reflected the impact from the U.S. Army’s withdrawal from Afghanistan on the product line’s fee-for-service contracts and was largely offset by higher volume in the Other product line.
Textron Systems' revenues increased $4 million, in the first nine months of 2021, compared with the first nine months of 2020, primarily due to higher volume in the Other product line, partially offset by lower volume of $84 million in the Air Systems product line as discussed above. Other in the table above included the impact of a $20 million reduction in revenues as a result of the cessation of manufacturing at the TRU Simulation + Training Canada Inc. (TRU Canada) facility which occurred in the second quarter of 2020 related to the impact of the pandemic on that business. In January 2021, we sold TRU Canada as discussed in Note 2 to the Consolidated Financial Statements.
Textron Systems’ operating expenses decreased $8 million, 3%, in the third quarter of 2021, compared with the third quarter of 2020. Textron Systems' operating expenses decreased $37 million, 4%, in the first nine months of 2021, compared with the first nine months of 2020, primarily related to the cessation of manufacturing at TRU Canada, partially offset by higher net volume described above.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2021 versus Q3 2020	YTD 2021 versus YTD 2020
Performance and other	$5	$41
Volume and mix	—	—
Total change	$5	$41
Textron Systems’ segment profit increased $5 million, 13%, in the third quarter of 2021, compared with the third quarter of 2020, due to a favorable impact from performance and other.
Textron Systems’ segment profit increased $41 million, 40%, in the first nine months of 2021, compared with the first nine months of 2020, due to a favorable impact from performance and other, which included a $20 million impact from TRU Canada related to unfavorable performance and other in 2020.

Industrial

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 2, 2021	October 3, 2020	% Change	October 2, 2021	October 3, 2020	% Change
Revenues:
Fuel systems and functional components	$382	$497	(23)%	$1,319	$1,233	7%
Specialized vehicles	348	335	4%	1,030	901	14%
Total revenues	730	832	(12)%	2,349	2,134	10%
Operating expenses	707	774	(9)%	2,247	2,078	8%
Segment profit	23	58	(60)%	102	56	82%
Profit margin	3.2%	7.0%		4.3%	2.6%
Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2021 versus Q3 2020	YTD 2021 versus YTD 2020
Pricing	$44	$92
Volume and mix	(156)	71
Foreign exchange	10	52
Total change	$(102)	$215
Industrial segment revenues decreased $102 million, 12%, in the third quarter of 2021, compared with the third quarter of 2020, reflecting lower volume and mix of $156 million, largely in the Fuel Systems and Functional Components product line due to the impact of global supply chain shortages on our original equipment manufacturer customers. The lower volume was partially offset by a favorable impact of $44 million from pricing, principally in the Specialized Vehicles product line, and $10 million from foreign exchange rate fluctuations, primarily related to the Euro.
Industrial segment revenues increased $215 million, 10%, in the first nine months of 2021, compared with the first nine months of 2020, due to a favorable impact of $92 million from pricing, principally in the Specialized Vehicles product line, higher volume and mix of $71 million and $52 million from foreign exchange rate fluctuations, primarily related to the Euro.
Operating expenses for the Industrial segment decreased $67 million, 9%, in the third quarter of 2021, compared with the third quarter of 2020, primarily due to lower volume and mix as described above, partially offset by material and labor inflation of $29 million. For the first nine months of 2021, operating expenses increased $169 million, 8%, compared with the first nine months of 2020, primarily due to an unfavorable impact of $57 million from foreign exchange rate fluctuations, material and labor inflation of $56 million, and the impact of higher volume and mix described above.
Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2021 versus Q3 2020	YTD 2021 versus YTD 2020
Pricing, net of inflation	$15	$36
Volume and mix	(44)	20
Performance	(5)	(5)
Foreign exchange	(1)	(5)
Total change	$(35)	$46
Segment profit for the Industrial segment decreased $35 million in the third quarter of 2021, compared with the third quarter of 2020, primarily due to lower volume and mix described above, partially offset by a favorable impact from pricing, net of inflation of $15 million, largely in the Specialized Vehicles product line.
Segment profit for the Industrial segment increased $46 million in the first nine months of 2021, compared with the first nine months of 2020, primarily due to a favorable impact of $36 million from pricing, net of inflation, largely in the Specialized Vehicles product line, and higher volume and mix described above.

Finance

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Revenues	$11	$13	$38	$42
Segment profit	8	1	17	8
Finance segment revenues decreased $2 million and $4 million in the third quarter and first nine months of 2021, respectively, compared with the corresponding periods of 2020, and segment profit increased $7 million and $9 million, respectively. The increase in segment profit for both periods is primarily due to lower provision for loan losses. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	October 2, 2021	January 2, 2021
Finance receivables	$621	$779
Allowance for credit losses	25	35
Ratio of allowance for credit losses to finance receivables	4.03%	4.49%
Nonaccrual finance receivables	110	93
Ratio of nonaccrual finance receivables to finance receivables	17.71%	11.94%
60+ days contractual delinquency	12	29
60+ days contractual delinquency as a percentage of finance receivables	1.93%	3.72%
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	October 2, 2021	January 2, 2021
Manufacturing group
Cash and equivalents	$1,969	$2,146
Debt	3,187	3,707
Shareholders’ equity	6,037	5,845
Capital (debt plus shareholders’ equity)	9,224	9,552
Net debt (net of cash and equivalents) to capital	17%	21%
Debt to capital	35%	39%
Finance group
Cash and equivalents	$213	$108
Debt	585	662
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

Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. There were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility at both October 2, 2021 and January 2, 2021.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
On August 11, 2021, we repaid $50 million of the Finance Group’s $150 million variable-rate loan due September 2021. On September 20, 2021, the loan was amended to extend the maturity date to September 2022 for the remaining $100 million principal amount. The annual interest rate was unchanged at LIBOR plus 1.55%, which is an annual interest rate of 1.63% at October 2, 2021.
Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 2, 2021	October 3, 2020
Operating activities	$1,012	$220
Investing activities	(163)	(116)
Financing activities	(1,019)	1,236
In the first nine months of 2021, net cash inflow from operating activities was $1.0 billion, compared with a net cash inflow of $220 million in the first nine months of 2020. The $792 million year-over-year increase in net cash inflow was primarily due to higher earnings and working capital improvements. The working capital improvements largely reflected the impact of a $267 million cash outflow from accounts payable in the first nine months of 2020.
In the first nine months of 2021 and 2020, cash flows used in investing activities included capital expenditures of $204 million and $151 million, respectively.  Investing activities in the first nine months of 2021 also included $38 million of net proceeds from the disposition of TRU Canada.
Cash flows used by financing activities in the first nine months of 2021 included $586 million of cash paid to repurchase an aggregate of 9.0 million shares of our common stock and $522 million of payments on long-term debt. In the first nine months of 2020, cash flows provided by financing activities included $1.1 billion of net proceeds from the issuance of long-term debt and $377 million of proceeds from borrowings against corporate-owned life insurance policies, partially offset by $195 million of payments on long-term debt and $54 million of cash paid to repurchase an aggregate of 1.3 million shares of our outstanding common stock.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 2, 2021	October 3, 2020
Operating activities	$10	$5
Investing activities	188	(1)
Financing activities	(93)	(28)
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $205 million and $90 million in the first nine months of 2021 and 2020, respectively, and finance receivable originations of $34 million and $94 million, respectively.  In the first nine months of 2021 and 2020, financing activities included payments on long-term and nonrecourse debt of $93 million and $40 million, respectively.

Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	October 2, 2021	October 3, 2020
Operating activities	$1,174	$200
Investing activities	(127)	(92)
Financing activities	(1,112)	1,208
In the first nine months of 2021, net cash inflow from operating activities was $1.2 billion, compared with a net cash inflow of $200 million in the first nine months of 2020. The $974 million year-over-year increase in net cash inflow was primarily due to higher earnings and working capital improvements. The working capital improvements largely reflected the impact of a $267 million cash outflow from accounts payable in the first nine months of 2020 and a year-over-year cash inflow of $177 million from captive finance receivables.
In the first nine months of 2021 and 2020, cash flows used in investing activities primarily included capital expenditures of $204 million and $151 million, respectively. Investing activities in the first nine months of 2021 also included $38 million of net proceeds from the disposition of TRU Canada.
Cash flows used by financing activities in the first nine months of 2021 included $615 million of payments on long-term debt and $586 million of cash paid to repurchase shares of our outstanding common stock. In the first nine months of 2020, cash flows provided by financing activities included $1.1 billion of net proceeds from the issuance of long-term debt and $377 million of proceeds from borrowings against corporate-owned life insurance policies, partially offset by $235 million of payments on long-term debt and $54 million of cash paid to repurchase shares of our outstanding common stock.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 2, 2021	October 3, 2020
Reclassification adjustments from investing activities to operating activities:
Cash received from customers	$186	$69
Finance receivable originations for Manufacturing group inventory sales	(34)	(94)
Total reclassification adjustments from investing activities to operating activities	$152	$(25)
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

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Gross favorable	$43	$31	$119	$104
Gross unfavorable	(18)	(9)	(65)	(63)
Net adjustments	$25	$22	$54	$41
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
•Risks and uncertainties related to the impact of the COVID-19 pandemic on our business and operations; and
•The ability of our businesses to hire and retain the highly skilled personnel necessary for our businesses to succeed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended October 2, 2021. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2020 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 2, 2021. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of October 2, 2021.
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 4, 2020, on August 22, 2019, a purported shareholder class action lawsuit was filed in the United States District Court in the Southern District of New York against Textron, its Chairman and Chief Executive Officer and its Chief Financial Officer. The suit, filed by Building Trades Pension Fund of Western Pennsylvania, alleges that the defendants violated the federal securities laws by making materially false and misleading statements and concealing material adverse facts related to the Arctic Cat acquisition and integration. The complaint seeks unspecified compensatory damages. On November 12, 2019, the Court appointed IWA Forest Industry Pension Fund (IWA) as the sole lead plaintiff in the case. On December 24, 2019, IWA filed an Amended Complaint in the now entitled In re Textron Inc. Securities Litigation. On February 14, 2020, IWA filed a Second Amended Complaint, and on March 6, 2020, Textron filed a motion to dismiss the Second Amended Complaint. On July 20, 2020, the Court granted Textron’s motion to dismiss and closed the case. On August 18, 2020, plaintiffs filed a notice of appeal contesting the dismissal, which Textron opposed. On September 17, 2021, the Second Circuit Court of Appeals narrowed the case, unanimously upholding dismissal of most of the Second Amended Complaint, but reversing dismissal of one aspect of the Second Amended Complaint and remanding that remaining portion back to the District Court for further proceedings. We intend to continue to vigorously defend this lawsuit.
As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, on February 7, 2012, a lawsuit was filed in the United States Bankruptcy Court, Northern District of Ohio, Eastern Division (Akron) by Brian A. Bash, Chapter 7 Trustee for Fair Finance Company against Textron Financial Corporation (TFC), Fortress Credit Corp. and Fair Facility I, LLC. TFC provided a revolving line of credit of up to $17.5 million to Fair Finance Company from 2002 through 2007. The complaint alleges numerous counts against TFC, as Fair Finance Company’s working capital lender, including receipt of fraudulent transfers and assisting in fraud perpetrated on Fair Finance investors. The Trustee seeks avoidance and recovery of alleged fraudulent transfers in the amount of $316 million as well as damages of $223 million on the other claims. On November 9, 2012, the Court dismissed all claims against TFC. The trustee appealed, and on August 23, 2016, the 6th Circuit Court of Appeals reversed the dismissal in part and remanded certain claims back to the trial court. On September 27, 2018, after reconsidering the remanded claims which were based upon civil conspiracy and intentional fraudulent transfer, the trial court granted partial summary judgment in favor of TFC, dismissing the Trustee’s civil conspiracy claim, as well as a portion of the Trustee’s claim for intentional fraudulent transfer, leaving only a portion of the intentional fraudulent transfer claim to be adjudicated. A trial for this matter was held in February 2020, and on March 10, 2020, the jury returned a verdict in favor of TFC and against the Trustee. On the same day, the Court entered judgment in TFC's favor. On March 23, 2020, the Trustee filed a notice of appeal, which Textron opposed. On September 10, 2021, the Sixth Circuit Court of Appeals unanimously affirmed the judgment in favor of TFC and denied the Trustee’s appeal in its entirety. On September 24, 2021, the Trustee filed a motion for rehearing with the Sixth Circuit, which was denied by the Sixth Circuit on October 5, 2021.
Item 1A. Risk Factors
Risks related to the U.S. Government’s failure to raise the debt ceiling.
As has been widely reported, the U.S. Government is reportedly approaching its existing statutory limit on the amount of permissible federal debt, and this limit must be raised in order for the U.S. Government to continue to pay its obligations on a timely basis. If the debt ceiling is not raised, it is unclear how the U.S. Government would prioritize its payments towards its various programs and where our payments would fall in that priority list. In addition, all forms of U.S. Government financing, such as performance-based payments and milestone payments may be delayed until the debt crisis is resolved. As described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, a significant portion of our products and services are provided under U.S. Government contracts. U.S. Government contracts generally require the contractor to continue to perform on the contract even if the U.S. Government is unable to make timely payments; failure to continue contract performance places the contractor at risk of termination for default. Should conditions occur such that the U.S. Government does not pay us on a timely basis, we would need to finance our continued performance of the impacted contracts from our available cash resources, credit facilities and/or access to the capital markets, if available. An extended delay in the timely payment by the U.S. Government could result in a material adverse effect on our cash flows, results of operations and financial condition.
Our success is highly dependent on our ability to hire and retain a qualified workforce.
Our success is highly dependent upon our ability to hire and retain a workforce with the skills necessary for our businesses to develop and manufacture the products desired by our customers. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, flight operations, business development and strategy and management. Because many of our businesses experience cyclical demand, they face challenges in maintaining their workforce at levels appropriate to market demand which in the past has necessitated workforce reductions at some of our businesses as demand decreased. Conversely, our businesses sometimes need to increase the size of their workforce in order to keep pace with production needs due to increased customer demand. In addition, from time to time we face challenges that may impact employee retention, such as workforce reductions and facility consolidations and closures, and some of our most experienced employees are retirement-eligible which may adversely impact retention. To the extent that we lose experienced personnel through retirement or otherwise, it is critical for us to develop other employees, hire new qualified employees and successfully manage the transfer of critical knowledge. Competition for skilled employees is intense, and we may incur higher labor, recruiting and/or training costs in order to attract and retain employees with the requisite skills. We may not be successful in hiring or retaining such employees which could adversely impact our business and results of operations.

Moreover, consistent with President Biden’s Executive Order regarding mandatory COVID-19 vaccinations for employees of U.S. government contractors, we recently notified substantially all of our U.S. employees that they would be required to obtain the COVID-19 vaccination prior to December 8, 2021, unless they request and receive a medical or religious accommodation. There is a risk that some of our employees may choose to leave our employment rather than be vaccinated.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our third quarter 2021 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
July 4, 2021 – August 7, 2021	1,045	$69.34	1,045	15,475
August 8, 2021 – September 4, 2021	1,400	72.60	1,400	14,075
September 5, 2021 – October 2, 2021	1,780	70.09	1,780	12,295
Total	4,225	$70.74	4,225
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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 28, 2021	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)