Form 10-K
period 2022-01-01
TEXTRON INC
filed 2022-02-17
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes   ☐No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s Common Stock held by non-affiliates at July 3, 2021 was approximately $15.4 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.
At February 5, 2022, 216,682,177 shares of Common Stock were outstanding.

Documents Incorporated by Reference
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2022.

Textron Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended January 1, 2022

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
We conduct our business through five operating segments: Textron Aviation, Bell, Textron Systems and Industrial, which represent our manufacturing businesses, and Finance, which represents our captive finance business. Our segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries. Total revenues by segment and customer type for 2021 are presented below.
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
The family of jets currently offered by Textron Aviation includes the Citation M2 Gen2, Citation CJ3+, Citation CJ4 Gen2, Citation XLS Gen2, Citation Latitude and the Citation Longitude. Textron Aviation’s turboprop aircraft include the Beechcraft King Air 260, King Air 360ER and King Air 360, and the Cessna Caravan and Grand Caravan EX. In addition, Textron Aviation’s military trainer and defense aircraft include the T-6 trainer, which has been used to train pilots from more than 20 countries, and the AT-6 light attack military aircraft. Textron Aviation also offers piston engine aircraft including the Beechcraft Baron and Bonanza, and the Cessna Skyhawk, Skylane, and the Turbo Stationair HD.
In support of its family of aircraft, Textron Aviation operates a global network of 21 service centers, two of which are co-located with Bell, along with more than 300 authorized independent service centers located throughout the world. Textron Aviation-owned service centers provide customers with 24-hour service and maintenance. Textron Aviation also provides its customers with around-the-clock parts support and offers a mobile support program with approximately 70 mobile service units. In addition, Able Aerospace Services, Inc., a subsidiary of Textron Aviation, provides component and maintenance, repair and overhaul services in support of commercial and military fixed- and rotor-wing aircraft.
Product Development Programs
Textron Aviation is developing the Cessna SkyCourier, a twin-engine, high-wing, large-utility turboprop aircraft, which achieved its first flight in May 2020. The aircraft is continuing to progress through the certification process having accomplished over 2,100 hours of flight test activity. The Denali, a high-performance single engine turboprop aircraft currently under development, achieved its first flight in November 2021.

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
For both its military programs and its commercial products, Bell provides post-sale support and service for an installed base of approximately 13,000 helicopters through a network of six Company-operated service centers, four global parts distribution centers and nearly 100 independent service centers located in approximately 35 countries. Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.
Product Development Programs
In October 2019, Bell announced a new rotorcraft, the Bell 360 Invictus, which it is developing as its entrant for the U.S. Army's Future Attack Reconnaissance Aircraft (FARA) Competitive Prototype Program, part of the U.S. government's Future Vertical Lift (FVL) initiative. The FARA program was initiated by the U.S. Army to develop a successor to the retired Bell OH-58D Kiowa Warrior helicopter. In March 2020, the U.S. Army selected the 360 Invictus to move to the second phase of the Competitive Prototype Program. During 2021, Bell continued to progress on its development of the 360 Invictus Prototype.
Bell is continuing development of the V-280 Valor, a next generation vertical lift aircraft that is in competition for the Future Long Range Assault Aircraft (FLRAA) program, which is part of the U.S. Army’s FVL initiative. The V-280 achieved its first flight in December 2017, conducted over 200 hours of flight testing, and has demonstrated all key performance objectives established by the U.S. Army, including flying at 300 knots airspeed. In March 2020, the U.S. Army awarded Bell a Competitive Demonstration and Risk Reduction contract for the next stage of the FLRAA program; the scope and period of performance for this contract was extended in March 2021. The U.S. Army is expected to award the contract for the FLRAA program in 2022.
Bell’s first super medium commercial helicopter, the 525 Relentless, is currently in the certification process with the Federal Aviation Administration (FAA).
Textron Systems Segment
The businesses in our Textron Systems segment develop and integrate a variety of products and services for U.S. and international military, government and commercial customers to support defense, homeland security, aerospace, infrastructure protection and other customer missions. Product and service offerings of this segment include unmanned aircraft systems, electronic systems and solutions, advanced marine craft, piston aircraft engines, live military air-to-air and air-to-ship training, weapons and related components, and armored and specialty vehicles.
Notable products developed and produced by the Textron Systems segment include the Shadow, the U.S. Army's premier tactical unmanned aircraft system; the Aerosonde Small Unmanned Aircraft Systems, a multi-mission capable unmanned aircraft system for commercial and military operations; the U.S. Navy's next generation Landing Craft Air Cushion, developed as part of the Ship-to-Shore Connector program; and piston aircraft engines under the Lycoming brand. Notable service offerings of the segment include fee-for-service programs using unmanned aircraft systems and live military air-to-air and air-to-ship training and support services for U.S. Navy, Marine and Air Force personnel provided by Airborne Tactical Advantage Company (ATAC).

Industrial Segment
Our Industrial segment designs and manufactures a variety of products within the Fuel Systems and Functional Components and Specialized Vehicles product lines.
Our Fuel Systems and Functional Components product line is produced by our Kautex business unit which is headquartered in Bonn, Germany. Kautex is a leader in designing and manufacturing plastic fuel systems for automobiles and light trucks, including blow-molded solutions for conventional plastic fuel tanks and pressurized plastic fuel tanks for hybrid vehicle applications.  Kautex also develops and manufactures clear-vision systems for automotive safety and advanced driver assistance systems (ADAS).  Our cleaning systems are comprised of nozzles, reservoirs, inlets and pumps to support onboard cleaning for windscreens, headlamps and ADAS cameras and sensors. In addition, Kautex produces plastic tanks for selective catalytic reduction systems used to reduce emissions from diesel engines and other fuel system components.  Kautex has also developed and begun to market the Pentatonic battery system, a customizable, lightweight battery housing with thermal management capabilities, comprised of either thermoplastic composite or composite metal hybrid, for use in electric vehicles, from hybrid to full battery-powered.
Kautex’s business model is focused on developing and maintaining long-term customer relationships with leading global OEMs. Kautex operates over 30 plants in 14 countries in close proximity to our customers, along with 10 engineering/research and development locations around the world.
Our Specialized Vehicles product line includes products sold by the Textron Specialized Vehicles businesses under our E-Z-GO, Arctic Cat, TUG Technologies, Douglas Equipment, Premier, Safeaero, Ransomes, Jacobsen and Cushman brands. These businesses design, manufacture and sell golf cars, off-road utility vehicles, recreational side-by-side and all-terrain vehicles, snowmobiles, light transportation vehicles, aviation ground support equipment and professional turf-maintenance equipment, as well as specialized turf-care vehicles. A significant portion of the products sold by these businesses are powered with lithium batteries, greatly reducing the products’ impact on the environment.
Their diversified customer base for the Specialized Vehicles product line includes golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users such as factories, warehouses, airlines, planned communities, hunting preserves, educational and corporate campuses, sporting venues, municipalities and landscaping professionals. Sales are made through a network of independent distributors and dealers worldwide and the Bass Pro Shops and Cabela’s retail outlets, which sell our products under the Tracker Off-Road brand, as well as factory direct resources.
Finance Segment
Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. A substantial number of the originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S.  In 2021 and 2020, our Finance group paid our Manufacturing group $100 million and $195 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.
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
Our backlog at the end of 2021 and 2020 is summarized below:

(In millions)	January 1, 2022	January 2, 2021
Bell	$3,871	$5,342
Textron Aviation	4,120	1,603
Textron Systems	2,144	2,556
Total backlog	$10,135	$9,501

U.S. Government Contracts and Other Governmental Regulation
Our operations, products and services are subject to various government regulations, including regulations related to U.S. government business, international regulation of aviation products and services, and environmental regulations.
Contracts with the U.S. Government, including contracts under the U.S. Government-sponsored foreign military sales program, generated approximately 26% of our consolidated revenues in 2021, primarily in our Bell and Textron Systems segments. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation; define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and safeguard and restrict the use and dissemination of classified and covered defense information and the export of certain products and technical data. New laws, regulations or procurement requirements, or changes to current ones, can significantly increase our costs, reducing our profitability.
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
Our operations are subject to numerous laws and regulations designed to protect the environment. For additional information regarding environmental matters, see Note 18 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, and Business and Operational Risks and Risks Related to Regulatory and Legal Matters sections in Item 1A. Risk Factors.
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
Human Capital Resources
At January 1, 2022, we employed approximately 33,000 employees worldwide, with approximately 75% located in the U.S. and the remainder located outside of the U.S. Approximately 7,000, or 27%, of our U.S. employees, most of whom work for our Bell and Textron Aviation segments, are represented by unions under collective bargaining agreements, and certain of our non-U.S. employees are represented by organized works councils. From time to time our collective bargaining agreements expire. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities, and management considers employee relations to be good.
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

Health and Safety
To maintain and enhance the safety of our employees, we promote a culture of continuous improvement and individual accountability to provide safe workplaces. We use an annual goal setting process to drive injury rate improvements, and the injury rate reduction goal is a performance metric that is tracked and reported to senior leadership and the Audit Committee of the Board of Directors.
The safety of our employees has been a priority throughout our response to the COVID-19 pandemic. Our enterprise-wide pandemic response teams, formed early in the pandemic, guided our operations in the processes and procedures to comply with applicable government-imposed health and safety-related operating restrictions, to enhance the safety of our facilities to protect the health of our employees and to monitor trends in infection rates at locations where we have facilities. These teams continue to operate as needed, updating enterprise guidance as the pandemic has continued and the medical science and government guidance and orders have evolved. Our businesses continue to enforce COVID-19 health and safety protocols and have implemented protocols to address actual and suspected cases of COVID-19 and resulting contact tracing and quarantine requirements. Throughout the pandemic, we have been communicating regularly with our employees and monitoring their views on issues related to COVID-19 and the workplace as well as general levels of engagement through regular pulse surveys. In addition, management has regularly updated our Board of Directors on our COVID-19 status and response, including with respect to employee safety.
Talent and Career Development
Our talent development programs are designed to prepare our employees at all levels to take on new career and growth opportunities at Textron. Leadership, professional and functional training courses are tailored for employees at each stage of their careers and include a mix of enterprise-wide and business unit-specific programs. Textron University, an internal corporate function, provides (i) facilitated face-to-face professional and leadership development programs, (ii) web-based general and specialized functional and technical courses and (iii) an online portal to access advanced skills technical training, manage recertification of existing qualifications and other career planning tools and resources.
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
Diversity and Inclusion
Textron is committed to having a diverse workforce and inclusive workplaces throughout our global operations. We believe by employing highly talented, diverse employees, who feel valued, respected and are able to contribute fully, we will improve performance, innovation, collaboration and talent retention, all of which contributes to stronger business results and reinforce our reputation as leaders in our industries and communities.
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

Information about our Executive Officers
The following table sets forth certain information concerning our executive officers as of February 17, 2022.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	60	Chairman, President and Chief Executive Officer
Frank T. Connor	62	Executive Vice President and Chief Financial Officer
Julie G. Duffy	56	Executive Vice President, Human Resources
E. Robert Lupone	62	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer
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
Our businesses have experienced and continue to experience various degrees of disruption due to the unprecedented conditions surrounding the COVID-19 pandemic. The effects of COVID-19 have included and could continue to include disruption of the operation or temporary closure of certain of our facilities or the facilities of our customers, suppliers or business partners, as well as other disruptions in our supply chains or our customers’ supply chains, particularly in the supply chains serving our recreational vehicle products and in our automotive OEM supply chains, disruptions in which have caused and may continue to cause reduced demand for our automotive products. We have experienced and may continue to experience lower revenues and/or increased costs as a result of these business and production disruptions.

Economic and other impacts from the pandemic initially resulted in, and could again result in, reduced demand for our aviation and commercial helicopter products and services, the delay or cancellation of existing orders by our customers and lower flight hours, and consequently, lower demand for parts and maintenance. In addition, new regulations by U.S. or foreign governments and government agencies addressed to the aviation or travel industry could impose additional regulatory, aircraft security, travel restrictions or other requirements or restrictions related to the pandemic that could adversely impact demand for aircraft and rotorcraft or significantly reduce hours flown, resulting in a reduction in revenues and/or increased costs.

The extent to which the pandemic could continue to impact our business, results of operations, financial condition and liquidity is highly uncertain and also will depend on future developments, most of which are outside our control. Such developments may include the geographic spread and duration of the virus, the emergence of variants of the virus that cause severe illness and/or are resistant to the developed vaccines, the development of and access to effective treatments, the acceptance of, and access to, effective vaccines, and the effects of actions that have been or may be taken by various governmental authorities and other third parties in response to the outbreak.
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
During 2021, we derived approximately 26% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions and the U.S. Government budget process which includes enacting relevant legislation, such as appropriations bills and accords on the debt ceiling. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. Further uncertainty with respect to ongoing programs could also result in the event that the U.S. Government finances its operations through temporary funding measures such as “continuing resolutions” rather than full-year appropriations. If we incur costs in advance or in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services from time to time has resulted and, in the future, may result in a loss of anticipated revenues. A loss of such revenues could materially and adversely impact our results of operations and financial condition. Significant changes in national and international policies or priorities for defense spending, as well as the potential impact of sequestration, could affect the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.  In addition, because our U.S. Government contracts generally require us to continue to perform even if the U.S. Government is unable to make timely payments, we may need to finance our continued performance for the impacted contracts from our other resources on an interim basis.  An extended delay in the timely payment by the U.S. Government could have a material adverse effect on our liquidity.
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
The use of certain contract award types by the U.S. Government increases pricing pressure and cost.
The U.S. Government increasingly relies upon competitive contract award types, including indefinite-delivery, indefinite-quantity, other transaction agreements and multi-award contracts, which have the potential to create increased pricing pressure, as well as to increase our cost by requiring that we submit multiple bids or share in costs. In addition, multi-award contracts increase our cost as they require that we make sustained efforts to compete for task orders and delivery orders under the contract. Further, the competitive bidding process is costly and demands employee and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Even if we are successful in obtaining an award, we may encounter bid protests from unsuccessful bidders on new program awards. Bid protests could result in significant expenses associated with justifying the selection or due to potential program delays, and could result in contract modifications that alter schedule or scope or even cause the loss of the contract award. Even when a bid protest does not result in the loss of a contract award, the resolution could postpone commencement of contract activity, resulting in additional cost and delay in the recognition of revenue and profit.
Our profitability and cash flow varies depending on the mix of our government contracts and our ability to control costs.
Under fixed-price contracts, generally we receive a fixed price irrespective of the actual costs we incur, and, consequently, any costs in excess of the fixed price are absorbed by us. Changes in underlying assumptions, circumstances or estimates used in developing the pricing for such contracts can adversely affect our results of operations. Additionally, fixed-price contracts generally require progress payments rather than performance-based payments which can delay our ability to recover a significant amount of costs incurred on a contract and thus affect the timing of our cash flows. Under fixed-price incentive contracts, we share with the U.S. Government cost underrun savings, which are derived from total cost being less than target costs; we also share in cost overruns, which occur when total costs exceed target costs up to a negotiated cost ceiling, but are solely responsible for costs above the ceiling. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursement contracts that are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based, however, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs.  Due to the nature of our work under government contracts, we sometimes experience unforeseen technological or schedule difficulties and cost overruns. Under each type of contract, if we are unable to control costs or if our initial cost estimates are incorrect, our cash flows, results of operations and financial condition could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.
The market for U.S. Government defense business is highly competitive which may affect our ability to win new contracts for major government programs and result in reduced future revenues.
Our defense businesses operate in highly competitive markets in which they participate in rigorous, increasingly competitive bidding processes against other defense companies for U.S. government business. The competitive bidding process is costly and, in some instances, may require significant research and development and/or engineering efforts to participate. Despite our best efforts, the U.S. Government customer may choose competitive offerings over our offerings. The competition from other government contractors, combined with the increasingly competitive nature of the government contract bidding and award process, results in an intensely competitive market environment in which there can be no assurance that our businesses will be selected for government programs with significant long-term revenues. If we are unable to continue to compete successfully against our current or future competitors or do not win government programs with significant long-term revenues, we may experience declines in future revenues, which could have a material adverse effect on our financial position, results of operations and or cash flows.
Strategic Risks
Developing new products and technologies entails significant risks and uncertainties.
To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements and to develop and maintain competitive products and services. Delays or cost overruns in the development and acceptance of new products or certification of new aircraft and other products occur from time to time and could adversely affect our results of operations. These delays could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft or other products, coordination with joint venture partners or failure on the part of our suppliers to deliver components as agreed. We also could be adversely affected if our research and development efforts are less successful than expected or if we do not adequately protect the intellectual property developed through these efforts. Likewise, new products and technologies could generate unanticipated safety or other concerns resulting in expanded product liability risks, potential product recalls and other regulatory issues that could have an adverse impact on us. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete, and the market for our product offerings does not always develop or continue to expand as we anticipate.
A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for new products and technologies under development, which could have an adverse effect on our financial condition and results of operations. In addition, our investments in equipment or technology that we believe will enable us to obtain future contracts for our U.S. Government or other customers may not result in contracts or revenues sufficient to offset such investment. We cannot be sure that our competitors will not develop competing technologies which gain superior market acceptance compared to our products.  A significant failure in our new product development efforts, a substantial change to schedule, a material change in an anticipated market or the failure of our products or services to achieve customer acceptance relative to our competitors’ products or services, could have an adverse effect on our financial condition and results of operations.
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

Business and Operational Risks
Our business could be negatively impacted by cybersecurity threats and other disruptions.
Our information technology (IT) and related systems are critical to the efficient operation of our business and essential to our ability to perform day to day processes. As a U.S. defense contractor, we face persistent security threats, including threats to our IT infrastructure and unlawful attempts to gain access to our information via phishing / malware campaigns and other cyberattack methods, as well as threats to the physical security of our facilities and employees, as do our customers, suppliers, subcontractors and joint venture partners. Attempts to gain unauthorized access to our confidential, classified or otherwise proprietary information or that of our employees or customers, as well as other security breaches, are persistent, continue to evolve and require highly skilled IT resources.
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
While we have experienced cybersecurity attacks, we have not suffered any material losses relating to such attacks, and we believe our threat detection and mitigation processes and procedures are robust.  Due to the evolving nature of security threats, the possibility of future material incidents cannot be completely mitigated, and we may not always be successful in timely detecting, reporting or responding to cyber incidents. Future attacks or breaches of data security, whether of our systems or the systems of our service providers or other third parties who may have access to our data for business purposes, could disrupt our operations, cause the loss of business information or compromise confidential information, exposing us to liability or regulatory action. Such an incident also could require significant management attention and resources, increase costs that may not be covered by insurance, and result in reputational damage, potentially adversely affecting our competitiveness and our results of operations. Products and services that we provide to our customers may themselves be subject to cyberthreats which may not be detected or effectively mitigated, resulting in potential losses that could adversely affect us and our customers. In addition, our customers, including the U.S. Government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands.
Failure to perform by our subcontractors or suppliers could adversely affect our performance.
We rely on other companies to provide raw materials, major components and subsystems for our products. Subcontractors also perform services that we provide to our customers in certain circumstances. We depend on these suppliers and subcontractors to meet our contractual obligations to our customers and conduct our operations. Our ability to meet our obligations to our customers could be adversely affected if suppliers or subcontractors do not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. Likewise, the quality of our products could be adversely impacted if companies to whom we delegate manufacture of major components or subsystems for our products, or from whom we acquire such items, do not provide components or subsystems which meet required specifications and perform to our and our customers’ expectations. Our suppliers may be less likely than us to be able to quickly recover from natural disasters and other events beyond their control and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. For example, certain of our businesses have been, and may continue to be, adversely impacted by suppliers which were unable to perform as anticipated due to impacts of the pandemic. The risk of these adverse effects would likely be greater in circumstances where we rely on only one or two subcontractors or suppliers for a particular raw material, product or service. In particular, in the aircraft industry, most vendor parts are certified by the regulatory agencies as part of the overall Type Certificate for the aircraft being produced by the manufacturer. If a vendor does not or cannot supply its parts, then the manufacturer’s production line may be stopped until the manufacturer can design, manufacture and certify a similar part itself or identify and certify another similar vendor’s part, resulting in significant delays in the completion of aircraft. Such events may adversely affect our financial results, damage our reputation and relationships with our customers, and result in regulatory actions and/or litigation.
We are subject to the risks of doing business in foreign countries that could adversely impact our business.
During 2021, we derived approximately 31% of our revenues from international business, including U.S. exports. Conducting business internationally exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries.  Risks related to international operations include import, export, economic sanctions and other trade restrictions; changing U.S. and foreign procurement policies and practices; changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements; potential retaliatory tariffs imposed by foreign countries against U.S. goods; impacts related to the voluntary exit of the United Kingdom from the European Union (Brexit); restrictions on technology transfer; difficulties in protecting intellectual property; increasing complexity of employment and environmental, health and safety regulations; foreign investment laws; exchange controls; repatriation of earnings or cash settlement challenges; compliance with increasingly rigorous data privacy and protection laws; competition from foreign and multinational firms with home country advantages; economic and government instability, acts of terrorism and related safety concerns.  The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
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
The financial performance of our Finance segment depends on the quality of loans, leases and other assets in its portfolio. Portfolio quality can be adversely affected by several factors, including finance receivable underwriting procedures, collateral value, geographic or industry concentrations, and the effect of general economic conditions such as the recent deterioration of the economy due to the impact from the COVID-19 pandemic. As a result of the pandemic, our Finance segment modified a significant number of the loans in its portfolio in order to provide temporary payment relief to its customers and has provided extended payment relief to certain customers. While a majority of these modified loans have returned to paying status, our ultimate recovery on these assets could be delayed or impacted. In addition, a substantial number of the originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S. Cross-border transactions present additional challenges and risks in the event of borrower default, which can result in difficulty or delay in collecting on the related finance receivables. If our Finance segment has difficulty successfully collecting on its finance receivable portfolio, our cash flow, results of operations and financial condition could be adversely affected.
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
As a global business, we are subject to laws and regulations in the U.S. and other countries in which we operate. International sales and global operations require importing and exporting goods, software and technology, some of which have military applications subjecting them to more stringent import-export controls across international borders on a regular basis. For example, we sometimes initially must obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell certain of our aerospace and defense products outside the U.S., and we are not always successful in obtaining these licenses or authorizations in a timely manner. Both U.S. and foreign laws and regulations applicable to us have been increasing in scope and complexity. For example, both U.S. and foreign governments and government agencies regulate the aviation industry, and they have previously and may in the future impose new regulations for additional aircraft security or other requirements or restrictions. New or changing laws and regulations or related interpretation and policies could increase our costs of doing business, affect how we conduct our operations, adversely impact demand for our products, and/or limit our ability to sell our products and services. Compliance with laws and regulations of increasing scope and complexity is even more challenging in our current business environment in which reducing our operating costs is often necessary to remain competitive. In addition, a violation of U.S. and/or foreign laws by one of our employees or business partners could subject us or our employees to civil or criminal penalties, including material monetary fines, or other adverse actions, such as denial of import or export privileges and/or debarment as a government contractor which could damage our reputation and have an adverse effect on our business.
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
Increased regulation and stakeholder expectations related to global climate change could negatively affect our operating results.
Increased worldwide public awareness and concern regarding global climate change has resulted and is likely to continue to result in more legislative and regulatory efforts to address the negative impacts of climate change. Such laws and regulations may include more restrictive or expansive standards, such as stricter limits on greenhouse gas emissions by our facilities or our products that produce carbon emissions, more prescriptive reporting of environmental, social and governance metrics and/or other compliance requirements. Because the impact of any future climate change-related legislative, regulatory, or product standard requirements on our global businesses and products is dependent on the timing and design of mandates or standards, we are unable to predict their potential impact at this time. Moreover, our investors, customers, employees and other stakeholders increasingly expect us to reduce the greenhouse gas emissions generated by our operations and our products and publicly report our plans and progress on these efforts. Laws and regulations addressing climate change, and our efforts to meet the expectations of our stakeholders, could lead to the necessity of additional investment in product development, changes to our manufacturing processes, sourcing from new suppliers, changes to our facilities and/or equipment and greater internal resources, all of which could increase our costs and negatively impact our business, results of operations, financial condition and competitive position.
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
Our success is highly dependent upon our ability to hire and retain a workforce with the skills necessary for our businesses to develop and manufacture the products desired by our customers. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, flight operations, business development and strategy and management. Because many of our businesses experience cyclical demand, they face challenges in maintaining their workforce at levels appropriate to market demand which in the past has necessitated workforce reductions at some of our businesses as demand decreased. Conversely, our businesses sometimes need to increase the size of their workforce in order to keep pace with production needs due to increased customer demand. Furthermore, for our defense businesses the uncertainty of being awarded follow-on contracts and the related timing can also present difficulties in matching workforce size with contract needs.

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
Approximately 7,000, or 27%, of our U.S. employees are unionized, and many of our non-U.S. employees are represented by organized councils. As a result, from time to time we experience work stoppages, which can negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, loss or delay of revenues and/or increased cost. The presence of unions also may limit our flexibility in responding to competitive pressures in the marketplace. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
On January 1, 2022, we operated a total of 52 plants located throughout the U.S. and 45 plants outside the U.S. We own 58 plants and lease the remainder for a total manufacturing space of approximately 23.3 million square feet. We consider the productive capacity of the plants operated by each of our business segments to be adequate. We also own or lease offices, warehouses, training and service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol "TXT." At January 1, 2022, there were approximately 5,800 record holders of Textron common stock.
Issuer Repurchases of Equity Securities
The following provides information about our fourth quarter 2021 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
October 3, 2021 – November 6, 2021	1,025	$72.19	1,025	11,270
November 7, 2021 – December 4, 2021	1,915	74.78	1,915	9,355
December 5, 2021 – January 1, 2022	1,598	73.76	1,598	7,757
Total	4,538	$73.84	4,538
* These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that was announced on February 25,2020, which had no expiration date.
On January 25, 2022, we announced the authorization of the repurchase of up to 25 million shares of our common stock. This new plan has no expiration date and replaced the existing plan adopted in 2020 that had 7.8 million remaining shares available for repurchase.
Stock Performance Graph
The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2016 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

	2016	2017	2018	2019	2020	2021
Textron Inc.	$100.00	$116.72	$94.28	$92.55	$100.22	$160.28
S&P 500	100.00	121.83	115.49	153.40	181.35	233.41
S&P 500 A&D	100.00	141.38	128.27	175.93	142.18	160.98
S&P 500 Industrials	100.00	122.56	117.77	157.25	193.16	247.04

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In 2021, Textron’s revenues increased 6% and segment profit increased 51%, compared with 2020, reflecting higher volume and pricing, along with performance improvements. Higher earnings and working capital improvements during the year resulted in a year-over-year increase of $636 million in net cash flows from operating activities from our manufacturing businesses. While most of our commercial businesses have not yet returned to 2019 pre-pandemic levels, we experienced a rebound in customer demand in these businesses during 2021. Customer demand for our Textron Aviation aircraft products, in particular, increased throughout the year, enabling the business to return to a more normalized and efficient manufacturing cadence and resulted in a $2.5 billion, 157%, increase in backlog. During the year, we have been impacted by ongoing pandemic-related global supply chain shortages and delays, as well as inflation, primarily in the Industrial segment, and we continue to manage through these challenges.
Key financial highlights for 2021 include:
•Generated $1.5 billion of net cash from operating activities from our manufacturing businesses.
•Improved our ratio of debt, net of cash and equivalents, to capital to 16%, from 21% in 2020.
•Invested $619 million in research and development projects and $375 million in capital expenditures.
•Returned $921 million to our shareholders through repurchasing 13.5 million shares of our common stock.
For an overview of our business segments, including a discussion of our major products and services, refer to Item 1. Business. A discussion of our financial condition and operating results for 2021 compared with 2020 is provided below, while a discussion of 2020 compared with 2019 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 2, 2021. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Financial Statements and Supplementary Data.
Consolidated Results of Operations

				% Change
(Dollars in millions)	2021	2020	2019	2021	2020
Revenues	$12,382	$11,651	$13,630	6%	(15)%
Cost of sales	10,297	10,094	11,406	2%	(12)%
Gross margin as a percentage of Manufacturing revenues	16.5%	13.0%	15.9%
Selling and administrative expense	1,221	1,045	1,152	17%	(9)%
Interest expense	142	166	171	(14)%	(3)%
Revenues
Revenues increased $731 million, 6%, in 2021, compared with 2020, primarily at the Textron Aviation and Industrial segments. Textron Aviation revenues were higher by $592 million, largely due to higher Citation jet volume of $330 million, and higher aftermarket volume of $204 million. Revenues at Industrial were higher by $130 million, largely due to a favorable impact of $142 million from pricing, principally in the Specialized Vehicles product line.
Cost of Sales and Selling and Administrative Expense
Cost of sales includes cost of products and services sold for the Manufacturing group. In 2021, cost of sales increased $203 million, 2%, compared with 2020, largely due to higher net volume and mix described above and an unfavorable impact from inflation of $117 million, principally reflecting higher material costs in the Industrial segment. These increases were partially offset by the impact of costs incurred in 2020, including idle facility costs of $142 million, primarily at the Textron Aviation segment, and a $55 million inventory charge related to the TRU Canada business discussed in Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Gross margin as a percentage of Manufacturing revenues increased 350 basis points in 2021, compared with 2020, primarily due to higher margin at the Textron Aviation segment reflecting the impact of higher product sales.
Selling and administrative expense increased $176 million, 17%, in 2021, compared with 2020, primarily at the Textron Aviation and Industrial segments as more normalized operating activities resumed during 2021 compared to 2020, which included temporary cost reduction activities related to the pandemic, and higher share-based compensation expense due to stock appreciation.

Interest Expense
Interest expense on the Consolidated Statements of Operations includes interest for both the Finance and Manufacturing borrowing groups with interest related to intercompany borrowings eliminated. Interest expense for the Finance segment is included within segment profit and includes intercompany interest. Consolidated interest expense decreased $24 million, 14%, in 2021, compared with 2020, primarily due to lower average debt outstanding.
Special Charges
Special charges of $25 million and $147 million in 2021 and 2020, respectively, primarily include restructuring activities and 2020 intangible asset impairment charges as described in Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Income Taxes

	2021	2020	2019
Effective tax rate	14.4%	(9.6%)	13.5%
In 2021, the effective tax rate of 14.4% was lower than the U.S. federal statutory tax rate of 21%, largely due to the favorable impact of research and development credits, which included a $12 million benefit recognized for additional credits related to prior years. In 2020, the effective tax rate of (9.6)% was lower than the U.S. federal statutory tax rate of 21%, primarily due to an audit settlement with respect to certain state income tax returns that resulted in a $52 million benefit and the favorable impact of research and development credits.
For a full reconciliation of our effective tax rate to the U.S. federal statutory tax rate, see Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Segment Analysis
We operate in, and report financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions, special charges and an inventory charge related to the 2020 COVID-19 restructuring plan, as discussed in Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.  Operating expenses for the Manufacturing segments include cost of sales, selling and administrative expense and other non-service components of net periodic benefit cost/(income), and exclude certain corporate expenses and special charges.
In our discussion of comparative results for the Manufacturing group, changes in revenues and segment profit for our commercial businesses typically are expressed in terms of volume and mix, pricing, foreign exchange, acquisitions and dispositions, inflation and performance. For revenues, volume and mix represents changes in revenues from increases or decreases in the number of units delivered or services provided and the composition of products and/or services sold.  For segment profit, volume and mix represents a change due to the number of units delivered or services provided and the composition of products and/or services sold at different profit margins. Pricing represents changes in unit pricing. Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period. Revenues generated by acquired businesses are reflected in Acquisitions for a twelve-month period, while reductions in revenues and segment profit from the sale of businesses are reflected as Dispositions. Inflation represents higher material, wages, benefits, pension service cost or other costs.  Performance reflects an increase or decrease in research and development, depreciation, selling and administrative costs, warranty, product liability, quality/scrap, labor efficiency, overhead, non-service pension cost/(income), product line profitability, start-up, ramp up and cost-reduction initiatives or other manufacturing inputs.
Approximately 26% of our 2021 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program.  For our segments that contract with the U.S. Government, changes in revenues related to these contracts are expressed in terms of volume.  Changes in segment profit for these contracts are typically expressed in terms of volume and mix and performance; these include cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.

Textron Aviation

				% Change
(Dollars in millions)	2021	2020	2019	2021	2020
Revenues:
Aircraft	$3,116	$2,714	$3,592	15%	(24)%
Aftermarket parts and services	1,450	1,260	1,595	15%	(21)%
Total revenues	4,566	3,974	5,187	15%	(23)%
Operating expenses	4,188	3,958	4,738	6%	(16)%
Segment profit	378	16	449	2,263%	(96)%
Profit margin	8.3%	0.4%	8.7%
Backlog	$4,120	$1,603	$1,714	157%	(6)%
Textron Aviation Revenues and Operating Expenses
Factors contributing to the 2021 year-over-year revenue change are provided below:

(In millions)	2021 versus 2020
Volume and mix	$519
Pricing	73
Total change	$592
Textron Aviation’s revenues increased $592 million, 15%, in 2021, compared with 2020, largely due to higher Citation jet volume of $330 million and higher aftermarket volume of $204 million, reflecting higher aircraft utilization. We delivered 167 Citation jets and 125 commercial turboprops in 2021, compared with 132 Citation jets and 113 commercial turboprops in 2020.
Textron Aviation’s operating expenses increased $230 million, 6%, in 2021, compared with 2020, largely due to higher volume and mix described above. Operating expenses in 2020 were also negatively impacted by idle facility costs of $115 million and inventory valuation charges, largely resulting from the pandemic, partially offset by cost reduction activities, including employee furloughs instituted during the first half of 2020.
Textron Aviation Segment Profit
Factors contributing to 2021 year-over-year segment profit change are provided below:

(In millions)	2021 versus 2020
Volume and mix	$231
Performance	74
Pricing, net of inflation	57
Total change	$362
Textron Aviation’s segment profit increased $362 million in 2021, compared with 2020, due to the impact from higher volume and mix described above, a favorable impact from performance of $74 million and favorable pricing, net of inflation of $57 million. Performance included the impact of idle facility costs of $115 million in 2020 and lower inventory charges of $59 million, partially offset by higher selling and administrative costs as more normalized operating activities resumed during 2021 compared to 2020, which included temporary cost reduction activities related to the pandemic.
Textron Aviation Backlog
Textron Aviation’s backlog increased $2.5 billion in 2021 as a result of orders in excess of deliveries.

Bell

				% Change
(Dollars in millions)	2021	2020	2019	2021	2020
Revenues:
Military aircraft and support programs	$2,073	$2,213	$1,988	(6)%	11%
Commercial helicopters, parts and services	1,291	1,096	1,266	18%	(13)%
Total revenues	3,364	3,309	3,254	2%	2%
Operating expenses	2,956	2,847	2,819	4%	1%
Segment profit	408	462	435	(12)%	6%
Profit margin	12.1%	14.0%	13.4%
Backlog	$3,871	$5,342	$6,902	(28)%	(23)%
Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production and support stage and represent a significant portion of Bell’s revenues from the U.S. Government. Over the next several years, the H-1 helicopter program with the U.S. Government will be transitioning from the production stage to the support stage.
Bell Revenues and Operating Expenses
Factors contributing to the 2021 year-over-year revenue change are provided below:

(In millions)	2021 versus 2020
Pricing	$28
Volume and mix	27
Total change	$55
Bell’s revenues increased $55 million, 2%, in 2021, compared with 2020, reflecting higher commercial revenues of $195 million, primarily due to higher volume, partially offset by lower military revenues of $140 million, reflecting lower spares and support volume and the winddown of the H-1 production program. We delivered 156 commercial helicopters in 2021, compared with 140 commercial helicopters in 2020.
Bell’s operating expenses increased $109 million, 4%, in 2021, compared with 2020, primarily due to higher net volume and mix described above and higher research and development costs, largely related to the future vertical lift programs.
Bell Segment Profit
Factors contributing to 2021 year-over-year segment profit change are provided below:

(In millions)	2021 versus 2020
Performance	$(36)
Volume and mix	(31)
Pricing, net of inflation	13
Total change	$(54)
Bell’s segment profit decreased $54 million, 12%, in 2021, compared with 2020, largely reflecting an unfavorable impact of $36 million from performance, which included higher research and development costs discussed above and higher selling and administrative costs. The increase in revenues attributed to volume and mix above had an unfavorable impact on segment profit due to the mix of military and commercial products sold.
Bell Backlog
Bell’s backlog decreased $1.5 billion, 28%, in 2021, primarily as a result of revenues recognized on our U.S. Government contracts in excess of new contracts received.

Textron Systems

				% Change
(Dollars in millions)	2021	2020	2019	2021	2020
Revenues	$1,273	$1,313	$1,325	(3)%	(1)%
Operating expenses	1,084	1,161	1,184	(7)%	(2)%
Segment profit	189	152	141	24%	8%
Profit margin	14.8%	11.6%	10.6%
Backlog	$2,144	$2,556	$1,211	(16)%	111%
Textron Systems Revenues and Operating Expenses
Factors contributing to the 2021 year-over-year revenue change are provided below:

(In millions)	2021 versus 2020
Volume	$(16)
Other	(24)
Total change	$(40)
Revenues at Textron Systems decreased $40 million, 3%, in 2021, compared with 2020. Lower volume of $16 million included a $79 million decrease from our fee-for-service contracts, primarily reflecting the impact from the U.S. Army’s withdrawal from Afghanistan, partially offset by higher volume at ATAC of $69 million, primarily from increased demand for its military tactical air services. The other decrease of $24 million in the table above included the impact of a $28 million reduction in revenues as a result of the cessation of manufacturing at the TRU Simulation + Training Canada Inc. (TRU Canada) facility which occurred in the second quarter of 2020 related to the impact of the pandemic on that business. In January 2021, we sold TRU Canada as discussed in Note 2 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Textron Systems’ operating expenses decreased $77 million, 7%, in 2021, compared with 2020, primarily related to the cessation of manufacturing at TRU Canada and lower net volume described above.
Textron Systems Segment Profit
Factors contributing to 2021 year-over-year segment profit change are provided below:

(In millions)	2021 versus 2020
Performance and other	$52
Volume and mix	(15)
Total change	$37
Textron Systems’ segment profit increased $37 million, 24%, in 2021, compared with 2020, due to a favorable impact from performance and other, which included a $19 million impact from TRU Canada related to unfavorable performance and other in 2020.
Textron Systems Backlog
Backlog at Textron Systems’ decreased $412 million in 2021, primarily due to revenues recognized in excess of new contracts received.

Industrial

				% Change
(Dollars in millions)	2021	2020	2019	2021	2020
Revenues:
Fuel Systems and Functional Components	$1,735	$1,751	$2,237	(1)%	(22)%
Specialized Vehicles	1,395	1,249	1,561	12%	(20)%
Total revenues	3,130	3,000	3,798	4%	(21)%
Operating expenses	2,990	2,889	3,581	3%	(19)%
Segment profit	140	111	217	26%	(49)%
Profit margin	4.5%	3.7%	5.7%
Industrial Revenues and Operating Expenses
Factors contributing to the 2021 year-over-year revenue change are provided below:

(In millions)	2021 versus 2020
Pricing	$142
Foreign exchange	50
Volume and mix	(62)
Total change	$130
Industrial segment revenues increased $130 million, 4%, in 2021, compared with 2020, due to a favorable impact of $142 million from pricing, principally in the Specialized Vehicles product line, and $50 million from foreign exchange rate fluctuations, largely related to the Euro and the Chinese Yuan in the Fuel Systems and Functional Components product line. These increases were partially offset by lower volume and mix of $62 million, largely in the Fuel Systems and Functional Components product line due to the impact of global supply chain shortages on our original equipment manufacturer customers.
Operating expenses for the Industrial segment increased $101 million, 3%, in 2021 compared with 2020, primarily reflecting inflation of $105 million, largely in material costs, and an unfavorable impact of $54 million from foreign exchange rate fluctuations, partially offset by the impact of lower volume and mix described above.
Industrial Segment Profit
Factors contributing to 2021 year-over-year segment profit change are provided below:

(In millions)	2021 versus 2020
Pricing, net of inflation	$37
Performance	10
Volume and mix	(14)
Foreign exchange	(4)
Total change	$29
Segment profit for the Industrial segment increased $29 million, 26%, in 2021, compared with 2020, primarily due to a favorable impact of $37 million, from pricing, net of inflation, largely in the Specialized Vehicles product line, and a favorable impact of $10 million from performance, partially offset by lower volume and mix as described above.

Finance

(In millions)	2021	2020	2019
Revenues	$49	$55	$66
Segment profit	19	10	28
Finance segment revenues decreased $6 million in 2021, compared with 2020, and segment profit increased $9 million in 2021, compared with 2020, primarily due to lower provision for loan losses. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	January 1, 2022	January 2, 2021
Finance receivables	$630	$779
Allowance for credit losses	25	35
Ratio of allowance for credit losses to finance receivables	3.97%	4.49%
Nonaccrual finance receivables	94	93
Ratio of nonaccrual finance receivables to finance receivables	14.92%	11.94%
60+ days contractual delinquency	1	29
60+ days contractual delinquency as a percentage of finance receivables	0.16%	3.72%
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
Liquidity and Capital Resources
Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron consolidated with its majority-owned subsidiaries that operate in the Textron Aviation, Bell, Textron Systems and Industrial segments.  The Finance group, which also is the Finance segment, consists of Textron Financial Corporation and its consolidated subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible products and services, while our Finance group provides financial services.  Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.
Assessment of Liquidity and Significant Future Cash Requirements
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	January 1, 2022	January 2, 2021
Manufacturing group
Cash and equivalents	$1,922	$2,146
Debt	3,185	3,707
Shareholders’ equity	6,815	5,845
Capital (debt plus shareholders’ equity)	10,000	9,552
Net debt (net of cash and equivalents) to capital	16%	21%
Debt to capital	32%	39%
Finance group
Cash and equivalents	$195	$108
Debt	582	662
We believe that our calculations of debt to capital and net debt to capital are useful measures as they provide a summary indication of the level of debt financing (i.e., leverage) that is in place to support our capital structure, as well as to provide an indication of our capacity to add further leverage.

We expect to have sufficient cash to meet our needs based on our existing cash balances, the cash we expect to generate from our manufacturing operations and the availability of our existing credit facility. In addition to our manufacturing operating cash requirements, future material cash outlays include our contractual combined debt and interest payments for the Manufacturing group of $117 million in 2022, $119 million in 2023, $461 million in 2024 and $3.2 billion thereafter, and for the Finance Group of $274 million in 2022, $20 million in 2023, $16 million in 2024 and $390 million thereafter.
For the Manufacturing Group, we also have purchase obligations that require material future cash outlays totaling $2.5 billion in 2022, $392 million in 2023 and $86 million thereafter. Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates, as well as property, plant and equipment. Approximately 29% of our purchase obligations represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. Without the option to deduct these expenses in the year incurred, we estimate that our tax payments will increase by approximately $300 million in 2022, depending on the final amount of research and development expenses incurred during the year. Under the assumption that this legislation is not modified or repealed, the impact will continue over the five-year amortization period, but will decrease each year.
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. There were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility at both January 1, 2022 and January 2, 2021.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
In August 2021, we repaid $50 million of the Finance Group’s $150 million variable-rate loan due September 2021. On September 20, 2021, the loan was amended to extend the maturity date to September 2022 for the remaining $100 million principal amount. The annual interest rate was unchanged at LIBOR plus 1.55%, which is an annual interest rate of 1.65% at January 1, 2022.
Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2021	2020	2019
Operating activities	$1,469	$833	$960
Investing activities	(335)	(277)	(329)
Financing activities	(1,349)	393	(439)
Cash flows from operating activities were $1.5 billion in 2021 compared with $833 million in 2020. The $636 million year-over-year increase in net cash inflow was primarily due to higher earnings and working capital improvements. The working capital improvements reflected the impact of lower payments to settle accounts payable in 2021, compared with 2020, which had a $613 million cash outflow, and a $253 million year-over-year increase in contract liabilities, largely reflecting higher customer deposits at the Textron Aviation segment, partially offset by year-over-year changes in inventories and accounts receivable. Net tax payments were $72 million and $34 million in 2021 and 2020, respectively. Pension contributions were $52 million and $47 million in 2021 and 2020, respectively.
In 2021 and 2020, investing cash flows primarily included capital expenditures of $375 million and $317 million, respectively. Cash flows used by financing activities in 2021 included $921 million of cash paid to repurchase an aggregate of 13.5 million shares of our common stock under a 2020 share repurchase plan, and $524 million of payments on long-term debt. In 2020, cash flows provided by financing activities included $1.1 billion of net proceeds from the issuance of long-term debt and $377 million of proceeds from borrowings against corporate-owned life insurance policies, partially offset by $548 million of payments on long-term debt, $377 million of payments on borrowings against corporate-owned life insurance policies, and $183 million of cash paid to repurchase an aggregate of 4.1 million shares of our common stock.

On January 25, 2022, we announced the authorization of the repurchase of up to 25 million shares of our common stock. This new plan allows us to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans and for opportunistic capital management purposes. The 2022 plan has no expiration date and replaced the prior 2020 share repurchase authorization, which was utilized in 2021 and 2020 for repurchases.
Dividend payments to shareholders totaled $18 million in both 2021 and 2020.
Finance Group Cash Flows
The cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2021	2020	2019
Operating activities	$(1)	$13	$34
Investing activities	185	(48)	135
Financing activities	(97)	(33)	(113)
The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $250 million and $128 million in 2021 and 2020, respectively, and finance receivable originations of $100 million and $195 million, respectively. Cash flows used in financing activities included payments on long-term and nonrecourse debt of $97 million and $45 million in 2021 and 2020, respectively.
Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2021	2020	2019
Operating activities	$1,599	$769	$1,016
Investing activities	(281)	(248)	(266)
Financing activities	(1,446)	360	(502)
Consolidated cash flows from operating activities were $1.6 billion in 2021, compared with $769 million in 2020. The $830 million year-over-year increase in net cash inflow was primarily due to higher earnings and working capital improvements. The working capital improvements reflected the impact of lower payments to settle accounts payable in 2021, compared with 2020, which had a $613 million cash outflow, a $253 million year-over-year increase in contract liabilities, largely reflecting higher customer deposits at the Textron Aviation segment, and a year-over-year cash inflow of $220 million from captive finance receivables, partially offset by year-over-year changes in inventories and accounts receivable. Net tax payments were $93 million and $42 million in 2021 and 2020, respectively. Pension contributions were $52 million and $47 million in 2021 and 2020, respectively.
In 2021 and 2020, investing cash flows included capital expenditures of $375 million and $317 million, respectively. Cash flows used by financing activities in 2021 primarily included $921 million of share repurchases and $621 million of payments on outstanding debt. In 2020, cash flows provided by financing activities included $1.1 billion of net proceeds from the issuance of long-term debt and $377 million from borrowings against corporate-owned life insurance policies, partially offset by $593 million of payments on outstanding debt, $377 million of payments on borrowings against corporate-owned life insurance policies, and $183 million of share repurchases.
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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

(In millions)	2021	2020	2019
Reclassification adjustments from investing activities:
Cash received from customers	$231	$106	$229
Finance receivable originations for Manufacturing group inventory sales	(100)	(195)	(184)
Other	—	12	27
Total reclassification adjustments from investing activities	131	(77)	72
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	—	—	(50)
Total reclassification adjustments to cash flow from operating activities	$131	$(77)	$22
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2021 and 2020 to maintain compliance with the support agreement.
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
Due to the number of years it may take to complete these contracts and the scope and nature of the work required to be performed on the contracts, the estimation of total transaction price and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. In estimating total costs at completion, we are required to make numerous assumptions related to the complexity of design and related development work to be performed; engineering requirements; product performance; subcontractor performance; availability and cost of materials; labor productivity, availability and cost; overhead and capital costs; manufacturing efficiencies; the length of time to complete the contract (to estimate increases in wages and prices for materials); and costs of satisfying offset obligations, among other variables. Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We review and update our cost projections quarterly or more frequently when circumstances significantly change. When our estimate of the total costs to be incurred on a contract exceeds the estimated total transaction price, a provision for the entire loss is recorded in the period in which the loss is determined.
At the outset of each contract, we estimate an initial profit booking rate considering the risks surrounding our ability to achieve the technical requirements (e.g., a newly-developed product versus a mature product), schedule (e.g., the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract. Conversely, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate.

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

(In millions)	2021	2020	2019
Gross favorable	$154	$148	$173
Gross unfavorable	(73)	(76)	(82)
Net adjustments	$81	$72	$91
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
Goodwill
We evaluate the recoverability of goodwill annually in the fourth quarter or more frequently if events or changes in circumstances indicate a potential impairment of a reporting unit. We calculate the fair value of each reporting unit using discounted cash flows. These cash flows incorporate assumptions for revenue growth rates and operating margins that are based on our strategic plans and long-range planning forecasts, which include our best estimates of current and forecasted market conditions, cost structure and anticipated net cost reductions. The long-term revenue growth rate we use to determine the terminal value of the business is based on our assessment of its minimum expected terminal growth rate, as well as its past historical growth and broader economic considerations such as gross domestic product, inflation and the maturity of the markets we serve. The discount rates utilized in this analysis are based on each reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit. We believe this approach yields a discount rate that is consistent with an implied rate of return that an independent investor or market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.
Based on our annual impairment review, the fair value calculated using the estimates discussed above exceeded the carrying value by an adequate amount for each reporting group. Accordingly, we do not believe that there is a reasonable possibility that any units might fail the impairment test in the foreseeable future.
Retirement Benefits
We sponsor funded and unfunded domestic and international pension plans for certain of our employees. Beginning on January 1, 2010, we initiated actions to commence the closure of the pension plans to new entrants. We provide employees hired subsequent to these closures with defined contribution benefits. Our pension benefit obligations are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses or benefits include the expected long-term rates of return on plan assets and discount rates. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increases. We evaluate and update these assumptions annually.
To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will increase pension expense.  For 2021 and 2020, the assumed expected long-term rate of return on plan assets used in calculating pension expense was 7.10% and 7.55%, respectively. For 2021, the assumed rate of return for our domestic plans, which represent approximately 90% of our total pension assets, was 7.25%.
The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and increases pension expense.  In 2021, the weighted-average discount rate used in calculating pension expense was 2.62%, compared with 3.36% in 2020.  For our domestic plans, the assumed discount rate was 2.70% in 2021, compared with 3.45% in 2020. A decrease of 50 basis-points in this weighted-average discount rate in 2021 would have increased pension cost for our domestic plans by approximately $20 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage our foreign currency transaction exposures by entering into foreign currency exchange contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign currency exchange contracts was $272 million and $318 million at January 1, 2022 and January 2, 2021, respectively. We also may hedge exposures to certain of our foreign currency assets and earnings by funding those asset positions with debt in the same foreign currency so the exposures are naturally offset.
Interest Rate Risk
Our financial results are affected by changes in interest rates. As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures. We continually monitor our mix of these exposures and adjust the mix, as necessary. For our Finance group, we generally limit our risk to changes in interest rates with a strategy of matching floating-rate assets with floating-rate liabilities. This strategy includes the use of interest rate swap agreements. We had an interest rate swap agreement with a notional amount of $289 million at January 1, 2022 and $294 million at January 2, 2021, which effectively converted certain floating-rate debt to a fixed-rate equivalent.
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

	January 1, 2022			January 2, 2021
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign currency exchange risk
Debt	$(6)	$(6)	$(1)	$(10)	$(10)	$(1)
Foreign currency exchange contracts	1	1	21	3	3	22
	$(5)	$(5)	$20	$(7)	$(7)	$21
Interest rate risk
Debt	$(3,181)	$(3,346)	$(24)	$(3,690)	$(3,986)	$(16)
Finance group
Interest rate risk
Finance receivables	$413	$444	$7	$549	$599	$9
Debt	(582)	(546)	—	(662)	(587)	—
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

Consolidated Statements of Operations
For each of the years in the three-year period ended January 1, 2022

(In millions, except per share data)	2021	2020	2019
Revenues
Manufacturing product revenues	$10,541	$9,720	$11,690
Manufacturing service revenues	1,792	1,876	1,874
Finance revenues	49	55	66
Total revenues	12,382	11,651	13,630
Costs, expenses and other
Cost of products sold	8,955	8,715	9,982
Cost of services sold	1,342	1,379	1,424
Selling and administrative expense	1,221	1,045	1,152
Interest expense	142	166	171
Special charges	25	147	72
Non-service components of pension and postretirement income, net	(159)	(83)	(113)
Gain on business disposition	(17)	—	—
Total costs, expenses and other	11,509	11,369	12,688
Income from continuing operations before income taxes	873	282	942
Income tax expense (benefit)	126	(27)	127
Income from continuing operations	$747	$309	$815
Loss from discontinued operations	(1)	—	—
Net income	$746	$309	$815
Basic Earnings per share
Continuing operations	$3.33	$1.35	$3.52
Diluted Earnings per share
Continuing operations	$3.30	$1.35	$3.50
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
For each of the years in the three-year period ended January 1, 2022

(In millions)	2021	2020	2019
Net income	$746	$309	$815
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	981	31	(84)
Foreign currency translation adjustments, net of reclassifications	(37)	78	(4)
Deferred gains (losses) on hedge contracts, net of reclassifications	2	(1)	3
Total other comprehensive income (loss), net of tax	946	108	(85)
Comprehensive income	$1,692	$417	$730
See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	January 1, 2022	January 2, 2021
Assets
Manufacturing group
Cash and equivalents	$1,922	$2,146
Accounts receivable, net	838	787
Inventories	3,468	3,513
Other current assets	1,018	950
Total current assets	7,246	7,396
Property, plant and equipment, net	2,538	2,516
Goodwill	2,149	2,157
Other assets	3,027	2,436
Total Manufacturing group assets	14,960	14,505
Finance group
Cash and equivalents	195	108
Finance receivables, net	605	744
Other assets	67	86
Total Finance group assets	867	938
Total assets	$15,827	$15,443
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$6	$509
Accounts payable	786	776
Other current liabilities	2,344	1,985
Total current liabilities	3,136	3,270
Other liabilities	2,005	2,357
Long-term debt	3,179	3,198
Total Manufacturing group liabilities	8,320	8,825
Finance group
Other liabilities	110	111
Debt	582	662
Total Finance group liabilities	692	773
Total liabilities	9,012	9,598
Shareholders’ equity
Common stock (219.2 million and 231.0 million shares issued, respectively, and 216.9 million and 226.4 million shares outstanding, respectively)	28	29
Capital surplus	1,863	1,785
Treasury stock	(157)	(203)
Retained earnings	5,870	5,973
Accumulated other comprehensive loss	(789)	(1,739)
Total shareholders’ equity	6,815	5,845
Total liabilities and shareholders’ equity	$15,827	$15,443
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 29, 2018	$30	$1,646	$(129)	$5,407	$(1,762)	$5,192
Net income	—	—	—	815	—	815
Other comprehensive loss	—	—	—	—	(85)	(85)
Dividends declared ($0.08 per share)	—	—	—	(18)	—	(18)
Share-based compensation activity	—	117	—	—	—	117
Purchases of common stock	—	—	(503)	—	—	(503)
Retirement of treasury stock	(1)	(89)	612	(522)	—	—
Balance at January 4, 2020	29	1,674	(20)	5,682	(1,847)	5,518
Net income	—	—	—	309	—	309
Other comprehensive income	—	—	—	—	108	108
Dividends declared ($0.08 per share)	—	—	—	(18)	—	(18)
Share-based compensation activity	—	111	—	—	—	111
Purchases of common stock	—	—	(183)	—	—	(183)
Balance at January 2, 2021	29	1,785	(203)	5,973	(1,739)	5,845
Net income	—	—	—	746	—	746
Other comprehensive income	—	—	—	—	946	946
Dividends declared ($0.08 per share)	—	—	—	(18)	—	(18)
Share-based compensation activity	1	212	—	—	—	213
Purchases of common stock	—	—	(921)	—	—	(921)
Retirement of treasury stock	(2)	(134)	967	(831)	—	—
Other	—	—	—	—	4	4
Balance at January 1, 2022	$28	$1,863	$(157)	$5,870	$(789)	$6,815
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For each of the years in the three-year period ended January 1, 2022

	Consolidated
(In millions)	2021	2020	2019
Cash flows from operating activities
Income from continuing operations	$747	$309	$815
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	390	391	416
Gain on business disposition	(17)	—	—
Deferred income taxes	23	(7)	89
Asset impairments and TRU inventory charge	13	116	15
Other, net	88	79	79
Changes in assets and liabilities:
Accounts receivable, net	(58)	149	99
Inventories	45	434	(292)
Other assets	(112)	66	(37)
Accounts payable	13	(613)	280
Other liabilities	405	(5)	(348)
Income taxes, net	11	(62)	(83)
Pension, net	(82)	(15)	(62)
Captive finance receivables, net	131	(89)	45
Other operating activities, net	2	16	—
Net cash provided by operating activities of continuing operations	1,599	769	1,016
Net cash used in operating activities of discontinued operations	(1)	(1)	(2)
Net cash provided by operating activities	1,598	768	1,014
Cash flows from investing activities
Capital expenditures	(375)	(317)	(339)
Net proceeds from business disposition	38	—	—
Proceeds from an insurance recovery and sale of property, plant and equipment	3	33	9
Net (payments) proceeds from corporate-owned life insurance policies	(2)	22	2
Net cash used in acquisitions	—	(15)	(2)
Finance receivables repaid	19	22	48
Other investing activities, net	36	7	16
Net cash used in investing activities	(281)	(248)	(266)
Cash flows from financing activities
Net proceeds from long-term debt	—	1,137	301
Principal payments on long-term debt and nonrecourse debt	(621)	(593)	(303)
Proceeds from borrowings against corporate-owned life insurance policies	—	377	—
Payments on borrowings against corporate-owned life insurance policies	—	(377)	—
Purchases of Textron common stock	(921)	(183)	(503)
Proceeds from exercise of stock options	116	22	24
Dividends paid	(18)	(18)	(18)
Other financing activities, net	(2)	(5)	(3)
Net cash provided by (used in) financing activities	(1,446)	360	(502)
Effect of exchange rate changes on cash and equivalents	(8)	17	4
Net increase (decrease) in cash and equivalents	(137)	897	250
Cash and equivalents at beginning of year	2,254	1,357	1,107
Cash and equivalents at end of year	$2,117	$2,254	$1,357
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued
For each of the years in the three-year period ended January 1, 2022

	Manufacturing Group			Finance Group
(In millions)	2021	2020	2019	2021	2020	2019
Cash flows from operating activities
Income from continuing operations	$740	$301	$793	$7	$8	$22
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	380	386	410	10	5	6
Gain on business disposition	(17)	—	—	—	—	—
Deferred income taxes	27	(2)	91	(4)	(5)	(2)
Asset impairments and TRU inventory charge	13	116	15	—	—	—
Other, net	97	69	79	(9)	10	—
Changes in assets and liabilities:
Accounts receivable, net	(58)	149	99	—	—	—
Inventories	45	434	(319)	—	—	—
Other assets	(111)	68	(34)	(1)	(2)	(3)
Accounts payable	13	(613)	280	—	—	—
Other liabilities	404	(15)	(352)	1	(2)	4
Income taxes, net	16	(61)	(90)	(5)	(1)	7
Pension, net	(82)	(15)	(62)	—	—	—
Dividends received from Finance group	—	—	50	—	—	—
Other operating activities, net	2	16	—	—	—	—
Net cash provided by (used in) operating activities of continuing operations	1,469	833	960	(1)	13	34
Net cash used in operating activities of discontinued operations	(1)	(1)	(2)	—	—	—
Net cash provided by (used in) operating activities	1,468	832	958	(1)	13	34
Cash flows from investing activities
Capital expenditures	(375)	(317)	(339)	—	—	—
Net proceeds from business disposition	38	—	—	—	—	—
Proceeds from an insurance recovery and sale of property, plant and equipment	3	33	9	—	—	—
Net (payments) proceeds from corporate-owned life insurance policies	(2)	22	2	—	—	—
Net cash used in acquisitions	—	(15)	(2)	—	—	—
Finance receivables repaid	—	—	—	250	128	277
Finance receivables originated	—	—	—	(100)	(195)	(184)
Other investing activities, net	1	—	1	35	19	42
Net cash provided by (used in) investing activities	(335)	(277)	(329)	185	(48)	135
Cash flows from financing activities
Net proceeds from long-term debt	—	1,137	301	—	—	—
Principal payments on long-term debt and nonrecourse debt	(524)	(548)	(252)	(97)	(45)	(51)
Proceeds from borrowings against corporate-owned life insurance policies	—	377	—	—	—	—
Payments on borrowings against corporate-owned life insurance policies	—	(377)	—	—	—	—
Purchases of Textron common stock	(921)	(183)	(503)	—	—	—
Proceeds from exercise of stock options	116	22	24	—	—	—
Dividends paid	(18)	(18)	(18)	—	—	(50)
Other financing activities, net	(2)	(17)	9	—	12	(12)
Net cash provided by (used in) financing activities	(1,349)	393	(439)	(97)	(33)	(113)
Effect of exchange rate changes on cash and equivalents	(8)	17	4	—	—	—
Net increase (decrease) in cash and equivalents	(224)	965	194	87	(68)	56
Cash and equivalents at beginning of year	2,146	1,181	987	108	176	120
Cash and equivalents at end of year	$1,922	$2,146	$1,181	$195	$108	$176
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
Revenue Recognition
Revenue is recognized when control of the product or service promised under the contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as we perform under the contract). We account for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. Contracts are reviewed to determine whether there is one or multiple performance obligations. A performance obligation is a promise to transfer a distinct product or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, the expected consideration, or the transaction price, is allocated to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation. Revenue is then recognized for the transaction price allocated to the performance obligation when control of the promised product or service underlying the performance obligation is transferred.

Contract consideration is not adjusted for the effects of a significant financing component when, at contract inception, the period between when control transfers and when the customer will pay for that good or service is one year or less.
Revenue is classified as product or service revenue based on the predominant attributes of each performance obligation. Product and service revenues and their related costs are reported on separate lines on the Consolidated Statement of Operations for 2021, and prior periods have been reclassified to conform to this presentation.
Commercial Contracts
The majority of our contracts with commercial customers have a single performance obligation as there is only one product or service promised or the promise to transfer the product or service is not distinct or separately identifiable from other promises in the contract. Revenue is primarily recognized at a point in time, which is generally when the customer obtains control of the asset upon delivery and customer acceptance.  Contract modifications that provide for additional distinct products or services at the standalone selling price are treated as separate contracts.
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
U.S. Government Contracts
Our contracts with the U.S. Government generally include the design, development, manufacture or modification of aerospace and defense products as well as related parts and services. These contracts, which also include those under the U.S. Government-sponsored foreign military sales program, accounted for approximately 26% of total revenues in 2021.  The customer typically contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which often results in the delivery of multiple units. Accordingly, the entire contract is accounted for as one performance obligation. In certain circumstances, a contract may include both production and support services, such as logistics and parts plans, which are considered to be distinct in the context of the contract and represent separate performance obligations. When a contract is separated into more than one performance obligation, we generally utilize the expected cost plus a margin approach to determine the standalone selling prices when allocating the transaction price.
Our contracts are frequently modified for changes in contract specifications and requirements. Most of our contract modifications with the U.S. Government are for products and services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as part of that existing contract. The effect of these contract modifications on our estimates is recognized using the cumulative catch-up method of accounting.
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
Approximately 70% of our 2021 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts. Under the typical payment terms of these contracts, the customer pays us either performance-based or progress payments. Performance-based payments represent interim payments of up to 90% of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments of up to 80% of costs incurred as the work progresses. Because the customer retains a small portion of the contract price until completion of the contract, these contracts generally result in revenue recognized in excess of billings, which we present as contract assets in the Consolidated Balance Sheets. Amounts billed and due from our customers are classified in Accounts receivable, net. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For cost-type contracts, we are generally paid for our actual costs incurred within a short period of time.
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
In 2021, 2020 and 2019, our cumulative catch-up adjustments increased segment profit by $81 million, $72 million and $91 million, respectively, and net income by $62 million, $55 million and $69 million, respectively ($0.27, $0.24 and $0.30 per diluted share, respectively). For 2021, 2020 and 2019, gross favorable adjustments totaled $154 million, $148 million and $173 million, respectively, and gross unfavorable adjustments totaled $73 million, $76 million and $82 million, respectively. We recognized revenues of $93 million, $77 million and $97 million in 2021, 2020 and 2019, respectively, from performance obligations satisfied in prior periods that related to changes in profit booking rates.
Contract Assets and Liabilities
Contract assets arise from contracts when revenue is recognized over time and the amount of revenue recognized exceeds the amount billed to the customer. These amounts are included in contract assets until the right to payment is no longer conditional on events other than the passage of time and are included in Other current assets in the Consolidated Balance Sheets. Contract liabilities, which are primarily included in Other current liabilities, include deposits, largely from our commercial aviation customers, and billings in excess of revenue recognized.
The incremental costs of obtaining a contract with a customer that is expected to be recovered is expensed as incurred when the period to be benefitted is one year or less.

Accounts Receivable, Net
Accounts receivable, net includes amounts billed to customers where the right to payment is unconditional. We maintain an allowance for credit losses for our commercial accounts receivable to provide for the estimated amount that will not be collected, even when the risk of loss is remote. The allowance is measured on a collective pool basis when similar risk characteristics exist and is established as a percentage of accounts receivable. We have identified pools with similar risk characteristics, based on customer and industry type and geographic location. The percentage is based on all available and relevant information including age of outstanding receivables and collateral value, if any, historical payment experience and loss history, current economic conditions, and, when reasonable and supportable factors exist, management’s expectation of future economic conditions. For amounts due from the U.S. Government, we have not established an allowance for credit losses as we have zero loss expectation based on a long history of no credit losses and the explicit guarantee of a sovereign entity.
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
Finance Receivables
Finance receivables primarily include loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. Finance receivables are generally recorded at the amount of outstanding principal less allowance for credit losses.
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
Leases
We identify leases by evaluating our contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. Specifically, we consider whether we can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.  For our contracts that contain both lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) and non-lease components (e.g., common-area maintenance costs or other goods/services), we allocate the consideration in the contract to each component based on its standalone price.  Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date.  For these leases, we capitalize the lesser of a) the present value of the minimum lease payments over the lease term, or b) the fair value of the asset, as a right-of-use asset with an offsetting lease liability. The discount rate used to calculate the present value of the minimum lease payments is typically our incremental borrowing rate, as the rate implicit in the lease is generally not known or determinable. The lease term includes any noncancelable period for which we have the right to use the asset and may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.  Operating leases are recognized as a single lease cost on a straight-line basis over the lease term, while finance lease cost is recognized separately as amortization and interest expense.
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
Research and Development Costs
Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts.  In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred.  Company-funded research and development costs were $619 million, $549 million and $647 million in 2021, 2020 and 2019, respectively, and are included in cost of sales.
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
Note 2. Business Disposition
On January 25, 2021, we completed the sale of TRU Simulation + Training Canada Inc. (TRU Canada) within our Textron Systems segment for net cash proceeds of $38 million and recorded an after-tax gain of $17 million.
Note 3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Total
Balance at January 4, 2020	$614	$31	$1,033	$472	$2,150
Acquisitions	4	4	—	—	8
Reclassifications*	12	—	(24)	—	(12)
Foreign currency translation	1	—	—	10	11
Balance at January 2, 2021	631	35	1,009	482	2,157
Foreign currency translation	—	—	1	(9)	(8)
Balance at January 1, 2022	$631	$35	$1,010	$473	$2,149
*Reclassifications include $12 million of goodwill classified as held for sale in connection with a business disposition described in Note 2 and amounts transferred between segments.
Intangible Assets
Our intangible assets are summarized below:

		January 1, 2022			January 2, 2021
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and technology	15	$481	$(289)	$192	$484	$(263)	$221
Trade names and trademarks	15	181	(8)	173	182	(8)	174
Customer relationships and contractual agreements	15	382	(309)	73	412	(318)	94
Other	4	3	(3)	—	6	(6)	—
Total		$1,047	$(609)	$438	$1,084	$(595)	$489
Trade names and trademarks in the table above include $169 million of indefinite-lived intangible assets at both January 1, 2022 and January 2, 2021. In 2021, 2020 and 2019, amortization expense totaled $51 million, $54 million and $59 million, respectively. Amortization expense is estimated to be approximately $51 million, $35 million, $32 million, $30 million and $26 million in 2022, 2023, 2024, 2025 and 2026, respectively.

Note 4. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	January 1, 2022	January 2, 2021
Commercial	$704	$668
U.S. Government contracts	158	155
	862	823
Allowance for credit losses	(24)	(36)
Total	$838	$787
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	January 1, 2022	January 2, 2021
Finance receivables	$630	$779
Allowance for credit losses	(25)	(35)
Total finance receivables, net	$605	$744
Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. These loans typically have initial terms ranging from five years to twelve years, amortization terms ranging from eight years to fifteen years and an average balance of $1.6 million at January 1, 2022. Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan.
Our finance receivables are diversified across geographic region and borrower industry. At January 1, 2022, 56% of our finance receivables were distributed internationally and 44% throughout the U.S., compared with 59% and 41%, respectively, at January 2, 2021. At January 1, 2022 and January 2, 2021, finance receivables of $93 million and $125 million, respectively, have been pledged as collateral for TFC’s debt of $43 million and $68 million, respectively.
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

During 2021, we modified finance receivable contracts for 25 customers with an outstanding balance at January 1, 2022 totaling $82 million, which were all categorized as troubled debt restructurings and included $70 million previously modified in 2020. Due to the nature of these restructurings, the financial effects were not significant. We had one customer default related to finance receivables previously modified as a troubled debt restructuring that had an insignificant outstanding balance. We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts.
Finance receivables categorized based on the credit quality indicators and by delinquency aging category are summarized as follows:

(Dollars in millions)	January 1, 2022	January 2, 2021
Performing	$536	$612
Watchlist	—	74
Nonaccrual	94	93
Nonaccrual as a percentage of finance receivables	14.92%	11.94%
Current and less than 31 days past due	$624	$738
31-60 days past due	5	12
61-90 days past due	—	11
Over 90 days past due	1	18
60+ days contractual delinquency as a percentage of finance receivables	0.16%	3.72%
At January 1, 2022, 38% of our performing finance receivables were originated since the beginning of 2020 and 27% were originated from 2017 to 2019. For finance receivables categorized as nonaccrual, 72% were originated from 2017 to 2019. For accounts modified in 2021 and 2020 resulting from the pandemic, the origination date prior to the modification was maintained based on the types of temporary payment relief provided.
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
A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	January 1, 2022	January 2, 2021
Recorded investment:
Impaired finance receivables with specific allowance for credit losses	$33	$46
Impaired finance receivables with no specific allowance for credit losses	61	117
Total	$94	$163
Unpaid principal balance	$109	$175
Allowance for credit losses on impaired finance receivables	4	7
Average recorded investment of impaired finance receivables	117	126
A summary of the allowance for credit losses on finance receivables based on how the underlying finance receivables are evaluated for impairment, is provided below.  The finance receivables reported in this table exclude $95 million of leveraged leases at both January 1, 2022 and January 2, 2021, respectively, in accordance with U.S. generally accepted accounting principles.

(In millions)	January 1, 2022	January 2, 2021
Allowance for credit losses based on collective evaluation	$21	$28
Allowance for credit losses based on individual evaluation	4	7
Finance receivables evaluated collectively	441	521
Finance receivables evaluated individually	94	163

Note 5. Inventories
Inventories are composed of the following:

(In millions)	January 1, 2022	January 2, 2021
Finished goods	$1,071	$1,228
Work in process	1,548	1,455
Raw materials and components	849	830
Total	$3,468	$3,513
Inventories valued by the LIFO method totaled $2.5 billion and $2.2 billion at January 1, 2022 and January 2, 2021, respectively, and the carrying values of these inventories would have been higher by approximately $523 million and $507 million, respectively, had our LIFO inventories been valued at current costs.
Note 6. Property, Plant and Equipment, Net
Our Manufacturing group’s property, plant and equipment, net is composed of the following:

(Dollars in millions)	Useful Lives (in years)			January 1, 2022	January 2, 2021
Land, buildings and improvements	2	-	40	$2,097	$2,031
Machinery and equipment	1	-	20	5,329	5,181
				7,426	7,212
Accumulated depreciation and amortization				(4,888)	(4,696)
Total				$2,538	$2,516
The Manufacturing group’s depreciation expense, which included amortization expense on finance leases, totaled $325 million, $325 million and $346 million in 2021, 2020 and 2019, respectively.
Note 7. Other Current Liabilities
The other current liabilities of our Manufacturing group are summarized below:

(In millions)	January 1, 2022	January 2, 2021
Contract liabilities	$1,105	$758
Salaries, wages and employer taxes	477	381
Current portion of warranty and product maintenance liabilities	142	133
Other	620	713
Total	$2,344	$1,985
Changes in our warranty liability are as follows:

(In millions)	2021	2020	2019
Balance at beginning of year	$119	$141	$149
Provision	70	54	68
Settlements	(66)	(64)	(70)
Adjustments*	4	(12)	(6)
Balance at end of year	$127	$119	$141
* Adjustments include changes to prior year estimates, new issues on prior year sales, business dispositions and currency translation adjustments.

Note 8. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide through operating leases. Our operating leases have remaining lease terms up to 27 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $66 million, $61 million and $64 million in 2021, 2020 and 2019, respectively. Variable and short-term lease costs were not significant. In 2021, 2020 and 2019, cash paid for operating lease liabilities totaled $66 million, $60 million and $62 million, respectively, and is classified in cash flows from operating activities. Noncash transactions totaled $86 million, $119 million and $25 million in 2021, 2020 and 2019, reflecting the recognition of operating lease assets and liabilities for new or extended leases.
Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	January 1, 2022	January 2, 2021
Other assets	$374	$349
Other current liabilities	56	47
Other liabilities	325	306
Weighted-average remaining lease term (in years)	10.5	11.6
Weighted-average discount rate	3.19%	4.17%
At January 1, 2022, maturities of our operating lease liabilities on an undiscounted basis totaled $68 million for 2022, $61 million for 2023, $51 million for 2024, $45 million for 2025, $34 million for 2026 and $215 million thereafter.
Note 9. Debt and Credit Facilities
Our debt is summarized in the table below:

(In millions)	January 1, 2022	January 2, 2021
Manufacturing group
3.65% due 2021	$—	$250
5.95% due 2021	—	250
4.30% due 2024	350	350
3.875% due 2025	350	350
4.00% due 2026	350	350
3.65% due 2027	350	350
3.375% due 2028	300	300
3.90% due 2029	300	300
3.00% due 2030	650	650
2.45% due 2031	500	500
Other (weighted-average rate of 2.04% and 2.60%, respectively)	35	57
Total Manufacturing group debt	$3,185	$3,707
Less: Current portion of long-term debt	(6)	(509)
Total Long-term debt	$3,179	$3,198
Finance group
2.88% note due 2022	$150	$150
Variable-rate note due 2022 (1.65% and 1.70%, respectively)	100	150
Fixed-rate notes due 2021-2028 (weighted-average rate of 3.29% and 3.25%, respectively)*	36	51
Variable-rate notes due 2021-2027 (weighted-average rate of 1.57% and 1.73%, respectively)*	7	17
Fixed-to-Floating Rate Junior Subordinated Notes (1.89% and 1.96%, respectively)	289	294
Total Finance group debt	$582	$662
* Notes amortize on a monthly basis and are secured by finance receivables as described in Note 4.

The following table shows required payments during the next five years on debt outstanding at January 1, 2022:

(In millions)	2022	2023	2024	2025	2026
Manufacturing group	$6	$7	$357	$357	$357
Finance group	263	14	10	4	1
Total	$269	$21	$367	$361	$358
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. There were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility at both January 1, 2022 and January 2, 2021.
Fixed-to-Floating Rate Junior Subordinated Notes
The Finance group’s $289 million of Fixed-to-Floating Rate Junior Subordinated Notes are unsecured and rank junior to all of its existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes at par at any time and we are obligated to redeem the notes beginning on February 15, 2042.  During 2021, TFC repurchased $5 million of these notes. Interest on the notes is no longer fixed and is currently variable at the three-month London Interbank Offered Rate + 1.735%.
Support Agreement
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2021, 2020 and 2019 to maintain compliance with the support agreement.
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At January 1, 2022 and January 2, 2021, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $272 million and $318 million, respectively. At January 1, 2022, the fair value amounts of our foreign currency exchange contracts were a $4 million asset and a $3 million liability.  At January 2, 2021, the fair value amounts of our foreign currency exchange contracts were a $5 million asset and a $2 million liability.

Our Finance group enters into interest rate swap agreements to mitigate exposure to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. At January 1, 2022, we had a swap agreement for a notional amount of $289 million with a maturity of August 2023 and an insignificant fair value. At January 2, 2021, we had a swap agreement for a notional amount of $294 million with a maturity of February 2022 and a fair value of a $4 million liability. The fair value of these swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	January 1, 2022		January 2, 2021
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,181)	$(3,346)	$(3,690)	$(3,986)
Finance group
Finance receivables, excluding leases	413	444	549	599
Debt	(582)	(546)	(662)	(587)
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
Note 11. Shareholders’ Equity
Capital Stock
We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity is presented below:

(In thousands)	2021	2020	2019
Balance at beginning of year	226,444	227,956	235,621
Share repurchases	(13,533)	(4,145)	(10,011)
Share-based compensation activity	4,024	2,633	2,346
Balance at end of year	216,935	226,444	227,956
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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2021	2020	2019
Basic weighted-average shares outstanding	224,106	228,536	231,315
Dilutive effect of stock options	2,414	443	1,394
Diluted weighted-average shares outstanding	226,520	228,979	232,709
In 2021, 2020 and 2019, stock options to purchase 1.1 million, 7.6 million and 4.3 million shares, respectively, of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 4, 2020	$(1,811)	$(36)	$—	$(1,847)
Other comprehensive loss before reclassifications	(115)	78	3	(34)
Reclassified from Accumulated other comprehensive loss	146	—	(4)	142
Balance at January 2, 2021	$(1,780)	$42	$(1)	$(1,739)
Other comprehensive income before reclassifications	861	(51)	3	813
Reclassified from Accumulated other comprehensive loss	120	14	(1)	133
Other	—	4	—	4
Balance at January 1, 2022	$(799)	$9	$1	$(789)
Other comprehensive income (loss)
The before and after-tax components of other comprehensive income (loss) are presented below:

	2021			2020			2019
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Pension and postretirement benefits adjustments:
Unrealized gains (losses)	$1,148	$(271)	$877	$(144)	$35	$(109)	$(218)	$52	$(166)
Amortization of net actuarial loss*	150	(34)	116	184	(43)	141	99	(23)	76
Amortization of prior service cost*	7	(3)	4	6	(1)	5	8	(2)	6
Recognition of prior service cost	(20)	4	(16)	(8)	2	(6)	—	—	—
Pension and postretirement benefits adjustments, net	1,285	(304)	981	38	(7)	31	(111)	27	(84)
Foreign currency translation adjustments:
Foreign currency translation adjustments	(51)	—	(51)	81	(3)	78	(6)	2	(4)
Business disposition	14	—	14	—	—	—	—	—	—
Foreign currency translation adjustments, net	(37)	—	(37)	81	(3)	78	(6)	2	(4)
Deferred gains (losses) on hedge contracts:
Current deferrals	3	—	3	4	(1)	3	8	(3)	5
Reclassification adjustments	(1)	—	(1)	(6)	2	(4)	(2)	—	(2)
Deferred gains (losses) on hedge contracts, net	2	—	2	(2)	1	(1)	6	(3)	3
Total	$1,250	$(304)	$946	$117	$(9)	$108	$(111)	$26	$(85)
* These components of other comprehensive income (loss) are included in the computation of net periodic pension cost. See Note 15 for additional information.

Note 12. Segment and Geographic Data
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
Textron Systems products and services include unmanned aircraft systems, electronic systems and solutions, advanced marine craft, piston aircraft engines, live military air-to-air and air-to-ship training, weapons and related components, and armored and specialty vehicles for U.S. and international military, government and commercial customers.
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
Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions, special charges and an inventory charge related to the 2020 COVID-19 restructuring plan, as discussed in Note 16. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.
Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit
(In millions)	2021	2020	2019	2021	2020	2019
Textron Aviation	$4,566	$3,974	$5,187	$378	$16	$449
Bell	3,364	3,309	3,254	408	462	435
Textron Systems	1,273	1,313	1,325	189	152	141
Industrial	3,130	3,000	3,798	140	111	217
Finance	49	55	66	19	10	28
Total	$12,382	$11,651	$13,630	$1,134	$751	$1,270
Corporate expenses and other, net				(129)	(122)	(110)
Interest expense, net for Manufacturing group				(124)	(145)	(146)
Special charges*				(25)	(147)	(72)
Inventory charge*				—	(55)	—
Gain on business disposition				17	—	—
Income from continuing operations before income taxes				$873	$282	$942
* See Note 16 for additional information.

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	January 1, 2022	January 2, 2021	2021	2020	2019	2021	2020	2019
Textron Aviation	$4,390	$4,380	$115	$94	$122	$139	$138	$137
Bell	3,382	2,984	92	117	81	87	91	107
Textron Systems	1,980	2,054	80	42	38	45	43	48
Industrial	2,529	2,500	82	62	97	99	102	108
Finance	867	938	—	—	—	10	5	6
Corporate	2,679	2,587	6	2	1	10	12	10
Total	$15,827	$15,443	$375	$317	$339	$390	$391	$416
Geographic Data
Presented below is selected financial information by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2021	2020	2019	January 1, 2022	January 2, 2021
United States	$8,572	$7,943	$8,963	$2,121	$2,068
Europe	1,369	1,336	1,986	201	237
Asia and Australia	1,133	1,106	1,070	96	95
Other international	1,308	1,266	1,611	120	116
Total	$12,382	$11,651	$13,630	$2,538	$2,516
* Revenues are attributed to countries based on the location of the customer.
** Property, plant and equipment, net is based on the location of the asset.
Note 13. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

(In millions)	2021	2020	2019
Aircraft	$3,116	$2,714	$3,592
Aftermarket parts and services	1,450	1,260	1,595
Textron Aviation	4,566	3,974	5,187
Military aircraft and support programs	2,073	2,213	1,988
Commercial helicopters, parts and services	1,291	1,096	1,266
Bell	3,364	3,309	3,254
Textron Systems	1,273	1,313	1,325
Fuel systems and functional components	1,735	1,751	2,237
Specialized vehicles	1,395	1,249	1,561
Industrial	3,130	3,000	3,798
Finance	49	55	66
Total revenues	$12,382	$11,651	$13,630

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
2021
Customer type:
Commercial	$4,435	$1,328	$257	$3,113	$49	$9,182
U.S. Government	131	2,036	1,016	17	—	3,200
Total revenues	$4,566	$3,364	$1,273	$3,130	$49	$12,382
Geographic location:
United States	$3,424	$2,425	$1,126	$1,570	$27	$8,572
Europe	396	171	44	757	1	1,369
Asia and Australia	298	390	62	378	5	1,133
Other international	448	378	41	425	16	1,308
Total revenues	$4,566	$3,364	$1,273	$3,130	$49	$12,382
2020
Customer type:
Commercial	$3,826	$1,079	$249	$2,993	$55	$8,202
U.S. Government	148	2,230	1,064	7	—	3,449
Total revenues	$3,974	$3,309	$1,313	$3,000	$55	$11,651
Geographic location:
United States	$2,825	$2,564	$1,129	$1,398	$27	$7,943
Europe	356	148	44	786	2	1,336
Asia and Australia	379	330	67	328	2	1,106
Other international	414	267	73	488	24	1,266
Total revenues	$3,974	$3,309	$1,313	$3,000	$55	$11,651
2019
Customer type:
Commercial	$4,956	$1,238	$359	$3,775	$66	$10,394
U.S. Government	231	2,016	966	23	—	3,236
Total revenues	$5,187	$3,254	$1,325	$3,798	$66	$13,630
Geographic location:
United States	$3,708	$2,440	$1,083	$1,698	$34	$8,963
Europe	678	142	73	1,091	2	1,986
Asia and Australia	244	348	103	374	1	1,070
Other international	557	324	66	635	29	1,611
Total revenues	$5,187	$3,254	$1,325	$3,798	$66	$13,630
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At January 1, 2022, we had $10.1 billion in remaining performance obligations of which we expect to recognize revenues of approximately 82% through 2023, an additional 16% through 2025, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At January 1, 2022 and January 2, 2021, contract assets totaled $717 million and $561 million, respectively, and contract liabilities totaled $1.2 billion and $842 million, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. During 2021, 2020 and 2019, we recognized revenues of $600 million, $506 million and $590 million, respectively, that were included in the contract liability balance at the beginning of each year.

Note 14. Share-Based Compensation
Under our 2015 Long-Term Incentive Plan (Plan), which replaced our 2007 Long-Term Incentive Plan in April 2015, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  A maximum of 17 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 2007 Long-Term Incentive Plan. No more than 17 million shares may be awarded pursuant to incentive stock options, and no more than 4.25 million shares may be issued pursuant to awards of restricted stock, restricted stock units, performance stock or other awards that are payable in shares. For 2021, 2020 and 2019, the awards granted under this Plan primarily included stock options, restricted stock units and performance share units.
Share-based compensation costs are reflected primarily in selling and administrative expense.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2021	2020	2019
Compensation expense	$138	$57	$52
Income tax benefit	(33)	(14)	(12)
Total compensation expense included in net income	$105	$43	$40
Compensation cost for awards subject only to service conditions that vest ratably is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award utilizing an estimated forfeiture rate. Our awards include continued vesting provisions for retirement eligible employees. Upon reaching retirement eligibility, the service requirement for these individuals is considered to have been satisfied and compensation expense for future awards is recognized on the date of the grant.
As of January 1, 2022, we had not recognized $37 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years. At January 1, 2022, outstanding stock appreciation rights totaled 606,000 with a weighted-average exercise price of $46.82 and a weighted-average remaining contractual life of 6.5 years; these units had an intrinsic value of $18 million, compared to $4 million at January 2, 2021.
Stock Options
Stock option compensation expense was $21 million, $20 million and $22 million in 2021, 2020 and 2019, respectively. Options to purchase our shares have a maximum term of ten years and generally vest ratably over a three-year period. Stock option compensation cost is calculated under the fair value approach using the Black-Scholes option-pricing model to determine the fair value of options granted on the date of grant. The expected volatility used in this model is based on historical volatilities and implied volatilities from traded options on our common stock. The expected term is based on historical option exercise data, which is adjusted to reflect any anticipated changes in expected behavior.
We grant options annually on the first day of March. The assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	2021	2020	2019
Fair value of options at grant date	$15.05	$10.66	$14.62
Dividend yield	0.2%	0.2%	0.2%
Expected volatility	33.6%	29.3%	26.6%
Risk-free interest rate	0.7%	1.1%	2.5%
Expected term (in years)	4.7	4.7	4.7

The stock option activity during 2021 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	9,810	$44.03
Granted	1,489	51.64
Exercised	(2,833)	(41.57)
Forfeited or expired	(177)	(46.46)
Outstanding at end of year	8,289	$46.18
Exercisable at end of year	5,143	$45.54
At January 1, 2022, our outstanding options had an aggregate intrinsic value of $257 million and a weighted-average remaining contractual life of 6.0 years.  Our exercisable options had an aggregate intrinsic value of $163 million and a weighted-average remaining contractual life of 4.6 years at January 1, 2022.  The total intrinsic value of options exercised during 2021, 2020 and 2019 was $63 million, $10 million and $22 million, respectively.
Restricted Stock Units
We issue restricted stock units that include the right to receive dividend equivalents and are settled in both cash and stock. Beginning in 2020, new grants of restricted stock units vest in full on the third anniversary of the grant date. Restricted stock units granted prior to 2020 vest one-third each in the third, fourth and fifth year following the year of the grant. Compensation cost is determined using the fair value of these units based on the trading price of our common stock. For units payable in stock, we use the trading price on the grant date, while units payable in cash are remeasured using the price at each reporting period date.
The 2021 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	583	$47.60	1,145	$48.53
Granted	145	53.05	337	51.76
Vested	(154)	(43.74)	(256)	(46.39)
Forfeited	(5)	(50.41)	(68)	(49.01)
Outstanding at end of year, nonvested	569	$50.01	1,158	$49.92
The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2021	2020	2019
Fair value of awards vested	$20	$17	$23
Cash paid	13	11	16
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

The 2021 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	514	$47.02
Granted	256	51.56
Vested	(237)	(54.43)
Forfeited	(7)	(48.30)
Outstanding at end of year, nonvested	526	$45.87
The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2021	2020	2019
Fair value of awards vested	$18	$8	$9
Cash paid	6	7	10
Note 15. Retirement Plans
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits covering certain of our U.S. and Non-U.S. employees. Substantially all of our employees are covered by defined contribution plans. The largest of these plans, the Textron Savings Plan, is a qualified 401(k) plan subject to the Employee Retirement Income Security Act of 1974 (ERISA). Our defined contribution plans cost $131 million, $128 million and $130 million in 2021, 2020 and 2019, respectively. We also provide postretirement benefits other than pensions for certain retired employees in the U.S. that include healthcare, dental care, Medicare Part B reimbursement and life insurance.
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
Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss) (OCI) are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2021	2020	2019	2021	2020	2019
Net periodic benefit cost (income)
Service cost	$116	$106	$91	$3	$2	$3
Interest cost	252	293	326	5	8	10
Expected return on plan assets	(573)	(574)	(556)	—	—	—
Amortization of prior service cost (credit)	12	11	14	(5)	(5)	(6)
Amortization of net actuarial loss (gain)	152	185	101	(2)	(1)	(2)
Net periodic benefit cost (income)*	$(41)	$21	$(24)	$1	$4	$5
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$(1,135)	$146	$207	$(13)	$(2)	$11
Current year prior service cost	20	8	—	—	—	—
Amortization of net actuarial gain (loss)	(152)	(185)	(101)	2	1	2
Amortization of prior service credit (cost)	(12)	(11)	(14)	5	5	6
Total recognized in OCI, before taxes	$(1,279)	$(42)	$92	$(6)	$4	$19
Total recognized in net periodic benefit cost (income) and OCI	$(1,320)	$(21)	$68	$(5)	$8	$24
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $11 million in 2021, $11 million in 2020 and $13 million in 2019.

Obligations and Funded Status
All of our plans are measured as of our fiscal year-end. The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,833	$8,938	$230	$246
Service cost	116	106	3	2
Interest cost	252	293	5	8
Plan participants’ contributions	—	—	4	5
Actuarial losses (gains)	(436)	888	(13)	(2)
Benefits paid	(446)	(429)	(27)	(29)
Plan amendment	18	8	—	—
Foreign exchange rate changes and other	2	29	—	—
Projected benefit obligation at end of year	$9,339	$9,833	$202	$230
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$9,080	$8,129
Actual return on plan assets	1,273	1,312
Employer contributions	42	37
Benefits paid	(446)	(429)
Foreign exchange rate changes and other	(2)	31
Fair value of plan assets at end of year	$9,947	$9,080
Funded status at end of year	$608	$(753)	$(202)	$(230)
Actuarial losses (gains) reflected in the table above for both 2021 and 2020 were largely the result of changes in the discount rate utilized.
Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Non-current assets	$1,129	$216	$—	$—
Current liabilities	(29)	(28)	(21)	(23)
Non-current liabilities	(492)	(941)	(181)	(207)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss (gain)	953	2,238	(34)	(23)
Prior service cost (credit)	58	52	(10)	(15)
The accumulated benefit obligation for all defined benefit pension plans was $8.8 billion and $9.3 billion at January 1, 2022 and January 2, 2021, respectively, which included $418 million and $440 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.
Pension plans with accumulated benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	January 1, 2022	January 2, 2021
Accumulated benefit obligation	$741	$789
Fair value of plan assets	298	282

Pension plans with projected benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	January 1, 2022	January 2, 2021
Projected benefit obligation	$819	$9,333
Fair value of plan assets	298	8,363
Assumptions
The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2021	2020	2019	2021	2020	2019
Net periodic benefit cost
Discount rate	2.62%	3.36%	4.24%	2.35%	3.20%	4.25%
Expected long-term rate of return on assets	7.10%	7.55%	7.55%
Rate of compensation increase	3.49%	3.50%	3.50%
Benefit obligations at year-end
Discount rate	2.99%	2.62%	3.36%	2.80%	2.35%	3.20%
Rate of compensation increase	3.95%	3.50%	3.50%
Interest crediting rate for cash balance plans	5.25%	5.25%	5.25%
As discussed in Note 1, actuarial gains and losses are amortized into net periodic pension cost based on either the remaining service period of the active participants or the remaining life expectancy of the inactive participants. As of January 2, 2021, almost all of the participants for our largest domestic plan, the TMRP, were considered inactive largely due to actions taken in prior years to close the plan to new entrants. Accordingly, the amortization period for this plan changed to the average remaining life expectancy of the participant; this change reduced 2021 pension cost by approximately $85 million.

Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 7% in both 2021 and 2020, respectively. We expect this rate to gradually decline to 4.75% by 2028 where we assume it will remain.
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
For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For Non-U.S. plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	17%	to	33%
International equity securities	8%	to	19%
Global equities	5%	to	17%
Debt securities	27%	to	38%
Real estate	7%	to	13%
Private investment partnerships	5%	to	11%
Non-U.S. Plan Assets
Equity securities	55%	to	75%
Debt securities	25%	to	45%
Real estate	0%	to	13%

The fair value of our pension plan assets by major category and valuation method is as follows:

	January 1, 2022				January 2, 2021
(In millions)	Level 1	Level 2	Level 3	Not Subject to Leveling	Level 1	Level 2	Level 3	Not Subject to Leveling
Cash and equivalents	$42	$6	$—	$158	$49	$3	$—	$132
Equity securities:
Domestic	2,774	—	—	271	2,573	—	—	259
International	1,772	—	—	305	1,666	—	—	290
Mutual funds	123	—	—	—	195	—	—	—
Debt securities:
National, state and local governments	677	274	—	98	482	306	—	95
Corporate debt	150	1,055	—	170	127	1,134	—	178
Private investment partnerships	—	—	—	1,098	—	—	—	819
Real estate	—	—	599	375	—	—	458	314
Total	$5,538	$1,335	$599	$2,475	$5,092	$1,443	$458	$2,087
Cash and equivalents, equity securities and debt securities include commingled funds, which represent investments in funds offered to institutional investors that are similar to mutual funds in that they provide diversification by holding various equity and debt securities. The fair value of the commingled funds is determined and published by the fund's investment managers and is the basis for current transactions, therefore, they are categorized as Level 1 in the table above; these funds were previously categorized as not subject to leveling and the prior year amounts have been reclassified to conform to the current presentation. Debt securities are valued based on same day actual trading prices, if available. If such prices are not available, we use a matrix pricing model with historical prices, trends and other factors.
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
The table below presents a reconciliation of the fair value measurements for owned real estate properties, which use significant unobservable inputs (Level 3):

(In millions)	2021	2020
Balance at beginning of year	$458	$473
Unrealized gains (losses), net	90	(18)
Realized gains, net	9	6
Purchases, sales and settlements, net	42	(3)
Balance at end of year	$599	$458

Estimated Future Cash Flow Impact
Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2022, we expect to contribute approximately $50 million to our pension plans. Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions. These payments are based on the same assumptions used to measure our benefit obligation at the end of 2021. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets. Benefit payments that we expect to pay on an undiscounted basis are as follows:

(In millions)	2022	2023	2024	2025	2026	2027-2031
Pension benefits	$443	$450	$459	$469	$477	$2,481
Postretirement benefits other than pensions	21	20	19	18	17	69
Note 16. Special Charges
Special charges recorded by segment and type of cost are as follows:

(In millions)	Severance Costs	Contract Terminations and Other	Asset Impairments	Total Restructuring Charges	Other Charges	Total
2021
Industrial	$4	$9	$12	$25	$—	$25
Total special charges	$4	$9	$12	$25	$—	$25
2020
Textron Aviation	$31	$—	$2	$33	$32	$65
Industrial	27	1	6	34	7	41
Textron Systems	11	12	14	37	—	37
Corporate	4	—	—	4	—	4
Total special charges	$73	$13	$22	$108	$39	$147
2019
Industrial	$21	$11	$6	$38	$—	$38
Textron Aviation	25	—	4	29	—	29
Corporate	—	—	—	—	5	5
Total special charges	$46	$11	$10	$67	$5	$72
2020 COVID-19 Restructuring Plan
In the second quarter of 2020, we initiated a restructuring plan to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. This plan was expanded in the third quarter of 2020 to include additional headcount reductions and facility consolidations. Since the inception of the plan, we have incurred total charges of $133 million which included severance costs of $77 million for the termination of approximately 2,900 employees representing 8% of our workforce, asset impairment charges of $34 million and contract terminations and other costs of $22 million. Of these amounts, $59 million was incurred at Industrial, $37 million at Textron Systems, $33 million at Textron Aviation, and $4 million at Corporate. The plan was substantially completed in the fourth quarter of 2021.

In the second quarter of 2020 and in connection with the restructuring plan, we ceased manufacturing at TRU Simulation + Training Canada Inc.'s facility in Montreal, Canada, resulting in a production suspension of our commercial air transport simulators. As a result of this action and market conditions, we incurred an inventory valuation charge of $55 million in the second quarter of 2020, which was recorded in Cost of Sales, to write-down TRU Canada’s inventory to its net realizable value.
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

2019 Restructuring Plan
In 2019, we recorded $67 million of special charges in connection with a restructuring plan that was designed to reduce costs and improve overall operating efficiency through headcount reductions, facility consolidations and other actions in the Industrial and Textron Aviation segments. This plan resulted in severance costs of $46 million for headcount reductions of approximately 1,000 positions, contract terminations and other costs of $11 million and asset impairment charges of $10 million.
Restructuring Reserve
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at January 4, 2020	$46	$19	$65
Provision for 2020 COVID-19 restructuring plan	73	13	86
Cash paid	(77)	(11)	(88)
Reclassifications*	(1)	(12)	(13)
Foreign currency translation	2	—	2
Balance at January 2, 2021	$43	$9	$52
Provision for 2020 COVID-19 restructuring plan	9	10	19
Cash paid	(27)	(9)	(36)
Reversals	(5)	(1)	(6)
Foreign currency translation	(1)	—	(1)
Balance at January 1, 2022	$19	$9	$28
* Reclassifications include amounts classified as held for sale during 2020 in connection with a business disposition described in Note 2.
The majority of the remaining cash outlays of $28 million is expected to be paid in 2022. Severance costs generally are paid on a lump-sum basis and include outplacement costs, which are paid in accordance with normal payment terms.
Note 17. Income Taxes
We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2021	2020	2019
U.S.	$699	$202	$668
Non-U.S.	174	80	274
Income from continuing operations before income taxes	$873	$282	$942
Income tax expense (benefit) is summarized as follows:

(In millions)	2021	2020	2019
Current expense (benefit):
Federal	$41	$(1)	$(48)
State	15	(76)	16
Non-U.S.	47	57	70
	103	(20)	38
Deferred expense (benefit):
Federal	35	3	112
State	(10)	5	(20)
Non-U.S.	(2)	(15)	(3)
	23	(7)	89
Income tax expense (benefit)	$126	$(27)	$127

The following table reconciles the federal statutory income tax rate to our effective income tax rate:

	2021	2020	2019
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Research and development tax credits (a)	(7.0)	(18.2)	(7.6)
State income taxes (net of federal impact)	0.5	(1.2)	0.3
Non-U.S. tax rate differential and foreign tax credits (b)	1.3	10.8	1.4
State income tax audit settlement (net of federal impact)	—	(18.6)	—
Outside basis difference in assets held for sale	—	(2.7)	—
U.S. amended returns tax rate differential	—	—	(1.2)
Other, net	(1.4)	(0.7)	(0.4)
Effective income tax rate	14.4%	(9.6)%	13.5%
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
Unrecognized Tax Benefits
Our unrecognized tax benefits represent tax positions for which reserves have been established, with unrecognized state tax benefits reflected net of applicable federal tax benefits. At the end of 2021, 2020 and 2019, if our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. A reconciliation of these unrecognized tax benefits is as follows:

(In millions)	2021	2020	2019
Balance at beginning of year	$183	$221	$141
Additions for tax positions related to current year	21	11	9
Additions for tax positions of prior years	10	21	74
Reductions for settlements and expiration of statute of limitations	(3)	(69)	(1)
Reductions for tax positions of prior years	(4)	(1)	(2)
Balance at end of year	$207	$183	$221
In 2020, certain tax positions related to state tax attributes were reduced by $68 million based on an audit settlement with respect to certain state income tax returns. In 2019, additional tax positions primarily reflect the completion of a research and development tax credit analysis for tax credits related to prior years.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are generally no longer subject to U.S. federal tax examinations for years before 2014, state and local income tax examinations for years before 2017, and non-U.S. income tax examinations for years before 2011. In 2019, we filed U.S. federal amended returns for 2012 and 2013 for additional research and development tax credits that are subject to examination.

Deferred Taxes
The significant components of our net deferred tax assets/(liabilities) are provided below:

(In millions)	January 1, 2022	January 2, 2021
U.S. operating loss and tax credit carryforwards (a)	$313	$320
Accrued liabilities (b)	191	202
Obligation for pension and postretirement benefits	175	287
Deferred compensation	108	100
Operating lease liabilities	103	97
Non-U.S. operating loss and tax credit carryforwards (c)	48	65
Prepaid pension benefits (d)	(269)	(44)
Property, plant and equipment, principally depreciation	(204)	(199)
Amortization of goodwill and other intangibles	(183)	(171)
Valuation allowance on deferred tax assets (e)	(109)	(157)
Operating lease right-of-use assets	(101)	(95)
Other leasing transactions, principally leveraged leases	(73)	(79)
Other, net	20	16
Deferred taxes, net	$19	$342
(a)At January 1, 2022, U.S. operating loss and tax credit carryforward benefits of $274 million expire through 2041 if not utilized and $39 million may be carried forward indefinitely.
(b)Accrued liabilities include warranty reserves, self-insured liabilities and interest.
(c)At January 1, 2022, non-U.S. operating loss and tax credit carryforward benefits of $45 million may be carried forward indefinitely.
(d)Prepaid pension benefits increased due to the annual valuation adjustment.
(e)Valuation allowance decreased primarily due to the disposition of TRU Canada.
We believe earnings during the period when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.
The following table presents the breakdown of our deferred taxes:

(In millions)	January 1, 2022	January 2, 2021
Manufacturing group:
Deferred tax assets, net of valuation allowance	$129	$423
Deferred tax liabilities	(49)	(19)
Finance group – Deferred tax liabilities	(61)	(62)
Net deferred tax asset	$19	$342
Non-U.S. and U.S. state income taxes have not been provided for on basis differences in certain investments, primarily as a result of unremitted earnings in foreign subsidiaries that are indefinitely reinvested, totaling $1.8 billion at January 1, 2022 and $1.7 billion at January 2, 2021. Should these earnings be distributed in the future in the form of dividends or otherwise, we would be subject to withholding and local taxes to various non-U.S. jurisdictions and U.S. states.  Determination of the deferred tax liability associated with indefinitely reinvested earnings is not practicable due to multiple factors, including the complexity of non-U.S. tax laws and tax treaty interpretations, exchange rate fluctuations, and the uncertainty of available credits or exemptions.

Note 18. Commitments and Contingencies
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
In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $213 million and $216 million at January 1, 2022 and January 2, 2021, respectively.
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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $140 million. At January 1, 2022, environmental reserves of $75 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $17 million as current liabilities. In 2021, 2020 and 2019, to evaluate and remediate contaminated sites, we incurred expense, net of recoveries received, of $6 million, $7 million and $8 million, respectively.
Note 19. Supplemental Cash Flow Information
Our cash payments and receipts are as follows:

(In millions)	2021	2020	2019
Interest paid:
Manufacturing group	$128	$139	$138
Finance group	17	20	23
Net taxes paid:
Manufacturing group	72	34	120
Finance group	21	8	1

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Textron Inc. (the Company) as of January 1, 2022 and January 2, 2021, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 1, 2022, and the related notes and the financial statement schedule contained on page 68 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022 and January 2, 2021 and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

Revenue Recognition - Estimates at Completion for Select Long Term Contracts
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

Auditing the Company’s estimated costs at completion for select long-term contracts was challenging and complex due to the judgment involved in evaluating management’s assumptions and key estimates over the duration of these long-term contracts. The estimated costs at completion for the select long-term contracts consider risks surrounding the Company’s ability to achieve the technical requirements and specifications of the contract, schedule, and other cost elements of the contract, and depend on whether the Company is able to successfully retire risks surrounding such aspects of the contract.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the Company’s revenue recognition process, including controls over management’s review of the estimated costs at completion for the select long-term contracts and related key assumptions and management’s review that the data underlying the estimated costs at completion was complete and accurate.

To test the accuracy of the Company’s estimated costs at completion for the select long-term contracts, our audit procedures included, among others, evaluating the key assumptions used by management to determine such estimate. This included evaluating the historical accuracy of management’s estimates by comparing planned costs to actual costs incurred to date. We also tested the completeness and accuracy of the underlying data back to source documents and contracts.
Defined Benefit Pension Obligations
Description of the Matter
As described in Note 15 to the consolidated financial statements, at January 1, 2022, the aggregate qualified defined benefit pension obligation was $9.3 billion and the fair value of pension plan assets was $9.9 billion, resulting in a net pension asset of $608 million. As explained in Note 1 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets annually in the fourth quarter or upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

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
Boston, Massachusetts
February 17, 2022

Schedule II — Valuation and Qualifying Accounts

(In millions)	2021	2020	2019
Allowance for credit losses on accounts receivable
Balance at beginning of year	$36	$29	$27
Provision (reversal) for credit losses	(1)	25	7
Deductions from reserves*	(11)	(18)	(5)
Balance at end of year	$24	$36	$29
Allowance for credit losses on finance receivables
Balance at beginning of year	$35	$25	$29
Provision (reversal) for credit losses	(9)	7	(6)
Charge-offs	(3)	—	(4)
Recoveries	2	3	6
Balance at end of year	$25	$35	$25
Inventory FIFO reserves
Balance at beginning of year	$357	$309	$280
Charged to costs and expenses	40	105	58
Deductions from reserves*	(27)	(57)	(29)
Balance at end of year	$370	$357	$309
* Deductions primarily include amounts written off on uncollectible accounts (less recoveries), inventory disposals, changes to prior year estimates,business dispositions and currency translation adjustments.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 1, 2022. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of January 1, 2022.
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
With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022.
The independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of January 1, 2022, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on Internal Control over Financial Reporting
We have audited Textron Inc.’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Textron, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of January 1, 2022 and January 2, 2021, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended January 1, 2022, and the related notes and the financial statement schedule contained on page 68, of the Company and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 17, 2022

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information appearing under “ELECTION OF DIRECTORS — Nominees for Director,” “CORPORATE GOVERNANCE — Corporate Governance Guidelines and Policies,” “— Code of Ethics,” and “— Board Committees — Audit Committee,” in the Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information appearing under “CORPORATE GOVERNANCE — Compensation of Directors,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information appearing under “CORPORATE GOVERNANCE — Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements and Schedules — See Index on Page 31.

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

4.1A
Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 4.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (SEC File No. 1-5480)

4.1B
Amendment to Support Agreement, dated as of December 23, 2015, by and between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 4.1B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (SEC File No. 1-5480).

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

10.1B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. (SEC File No. 1-5480)

10.1C	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014. (SEC File No. 1-5480)

10.2	Amended and Restated Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2020.

10.3A	Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015 (SEC File No. 1-5480).

10.3B
Form of Non-Qualified Stock Option Agreement under 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016 (SEC File No. 1-5480).

10.3C
Form of Stock-Settled Restricted Stock Unit (with Dividend Equivalents) Grant Agreement under 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016 (SEC File No. 1-5480).

10.3D
Form of Performance Share Unit Grant Agreement under 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016 (SEC File No. 1-5480).

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

10.4
Textron Spillover Savings Plan, effective October 5, 2015. Incorporated by reference to Exhibit 10.4 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (SEC File No. 1-5480).

10.5A
Textron Spillover Pension Plan, As Amended and Restated Effective January 3, 2010, including Appendix A (as amended and restated effective January 3, 2010), Defined Benefit Provisions of the Supplemental Benefits Plan for Textron Key Executives (As in effect before January 1, 2007). Incorporated by reference to Exhibit 10.4 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010. (SEC File No. 1-5480)

10.5B
Amendments to the Textron Spillover Pension Plan, dated October 12, 2011. Incorporated by reference to Exhibit 10.5B to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (SEC File No. 1-5480)

10.5C
Second Amendment to the Textron Spillover Pension Plan, dated October 7, 2013. Incorporated by reference to Exhibit 10.5C to Textron’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. (SEC File No. 1-5480)

10.6
Deferred Income Plan for Textron Executives, Effective October 5, 2015. Incorporated by reference to Exhibit 10.6 to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (SEC File No. 1-5480).

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

10.10
Form of Indemnity Agreement between Textron and its non-employee directors (approved by the Nominating and Corporate Governance Committee of the Board of Directors on July 21, 2009 and entered into with all non-employee directors, effective as of August 1, 2009 or as of such later date as the director joined the Board). Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009. (SEC File No. 1-5480)

10.11A
Letter Agreement between Textron and Scott C. Donnelly, dated June 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008. (SEC File No. 1-5480)

10.11B
Amendment to Letter Agreement between Textron and Scott C. Donnelly, dated December 16, 2008, together with Addendum No.1 thereto, dated December 23, 2008. Incorporated by reference to Exhibit 10.15B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (SEC File No. 1-5480)

10.11C
Amended and Restated Hangar License and Services Agreement, made and entered into as of October 1, 2015, between Textron Inc. and Mr. Donnelly’s limited liability company. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015 (SEC File No. 1-5480).

10.11D
Aircraft Dry Lease Agreement, made and entered into as of December 18, 2018, between Mr. Donnelly’s limited liability company and Textron Inc. Incorporated by reference to Exhibit 10.11D to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

10.12A
Letter Agreement between Textron and Frank Connor, dated July 27, 2009. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009. (SEC File No. 1-5480)

10.12B
Amended and Restated Hangar License and Services Agreement, made and entered into on July 24, 2015, between Textron Inc. and Mr. Connor’s limited liability company. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015 (SEC File No. 1-5480).

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

101
The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended January 1, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of February 2022.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 17th day of February 2022 by the following persons on behalf of the registrant and in the capacities indicated:

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