Form 10-Q
period 2022-04-02
TEXTRON INC
filed 2022-04-28
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 15, 2022, there were 215,083,317 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended April 2, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 2, 2022	April 3, 2021
Revenues
Manufacturing product revenues	$2,448	$2,403
Manufacturing service revenues	537	461
Finance revenues	16	15
Total revenues	3,001	2,879
Costs, expenses and other
Cost of products sold	2,069	2,061
Cost of services sold	423	339
Selling and administrative expense	305	298
Interest expense	33	40
Non-service components of pension and postretirement income, net	(61)	(40)
Special charges	—	6
Gain on business disposition	—	(15)
Total costs, expenses and other	2,769	2,689
Income before income taxes	232	190
Income tax expense	39	19
Net income	$193	$171
Earnings per share
Basic	$0.89	$0.75
Diluted	$0.88	$0.75
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Net income	$193	$171
Other comprehensive income, net of tax
Pension and postretirement benefits adjustments, net of reclassifications	17	30
Foreign currency translation adjustments, net of reclassifications	(14)	(18)
Deferred gains on hedge contracts, net of reclassifications	7	4
Other comprehensive income	10	16
Comprehensive income	$203	$187
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	April 2, 2022	January 1, 2022
Assets
Manufacturing group
Cash and equivalents	$1,978	$1,922
Accounts receivable, net	800	838
Inventories	3,663	3,468
Other current assets	1,055	1,018
Total current assets	7,496	7,246
Property, plant and equipment, less accumulated depreciation and amortization of $4,914 and $4,888, respectively	2,488	2,538
Goodwill	2,147	2,149
Other assets	3,025	3,027
Total Manufacturing group assets	15,156	14,960
Finance group
Cash and equivalents	148	195
Finance receivables, net	578	605
Other assets	29	67
Total Finance group assets	755	867
Total assets	$15,911	$15,827
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$7	$6
Accounts payable	823	786
Other current liabilities	2,507	2,344
Total current liabilities	3,337	3,136
Other liabilities	1,912	2,005
Long-term debt	3,178	3,179
Total Manufacturing group liabilities	8,427	8,320
Finance group
Other liabilities	97	110
Debt	470	582
Total Finance group liabilities	567	692
Total liabilities	8,994	9,012
Shareholders’ equity
Common stock	28	28
Capital surplus	1,924	1,863
Treasury stock	(314)	(157)
Retained earnings	6,058	5,870
Accumulated other comprehensive loss	(779)	(789)
Total shareholders’ equity	6,917	6,815
Total liabilities and shareholders’ equity	$15,911	$15,827
Common shares outstanding (in thousands)	215,751	216,935
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended April 2, 2022 and April 3, 2021, respectively

	Consolidated
(In millions)	2022	2021
Cash flows from operating activities
Net income	$193	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	93	90
Deferred income taxes	(52)	11
Gain on business disposition	—	(15)
Other, net	36	38
Changes in assets and liabilities:
Accounts receivable, net	37	(103)
Inventories	(176)	(178)
Other assets	(4)	(17)
Accounts payable	38	259
Other liabilities	26	(105)
Income taxes, net	71	(11)
Pension, net	(41)	(23)
Captive finance receivables, net	18	69
Other operating activities, net	2	(5)
Net cash provided by operating activities	241	181
Cash flows from investing activities
Capital expenditures	(48)	(53)
Proceeds from sale of property, plant and equipment	18	—
Net proceeds from business disposition	—	39
Finance receivables repaid	13	13
Other investing activities, net	45	6
Net cash provided by investing activities	28	5
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(121)	(287)
Purchases of Textron common stock	(157)	(91)
Dividends paid	(5)	(5)
Proceeds from options exercised	28	27
Other financing activities, net	(3)	(3)
Net cash used in financing activities	(258)	(359)
Effect of exchange rate changes on cash and equivalents	(2)	(3)
Net increase (decrease) in cash and equivalents	9	(176)
Cash and equivalents at beginning of period	2,117	2,254
Cash and equivalents at end of period	$2,126	$2,078
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended April 2, 2022 and April 3, 2021, respectively

	Manufacturing Group		Finance Group
(In millions)	2022	2021	2022	2021
Cash flows from operating activities
Net income (loss)	$185	$177	$8	$(6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	93	88	—	2
Deferred income taxes	(45)	11	(7)	—
Gain on business disposition	—	(15)	—	—
Other, net	37	39	(1)	(1)
Changes in assets and liabilities:
Accounts receivable, net	37	(103)	—	—
Inventories	(176)	(178)	—	—
Other assets	(4)	(17)	—	—
Accounts payable	38	259	—	—
Other liabilities	37	(103)	(11)	(2)
Income taxes, net	62	(23)	9	12
Pension, net	(41)	(23)	—	—
Other operating activities, net	2	(5)	—	—
Net cash provided by (used in) operating activities	225	107	(2)	5
Cash flows from investing activities
Capital expenditures	(48)	(53)	—	—
Proceeds from sale of property, plant and equipment	18	—	—	—
Net proceeds from business disposition	—	39	—	—
Finance receivables repaid	—	—	40	89
Finance receivables originated	—	—	(9)	(7)
Other investing activities, net	2	—	43	6
Net cash provided by (used in) investing activities	(28)	(14)	74	88
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(2)	(267)	(119)	(20)
Purchases of Textron common stock	(157)	(91)	—	—
Dividends paid	(5)	(5)	—	—
Proceeds from options exercised	28	27	—	—
Other financing activities, net	(3)	(3)	—	—
Net cash used in financing activities	(139)	(339)	(119)	(20)
Effect of exchange rate changes on cash and equivalents	(2)	(3)	—	—
Net increase (decrease) in cash and equivalents	56	(249)	(47)	73
Cash and equivalents at beginning of period	1,922	2,146	195	108
Cash and equivalents at end of period	$1,978	$1,897	$148	$181
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2022.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
In the first quarter of 2022, our cumulative catch-up adjustments decreased segment profit by $17 million and net income by $13 million, $0.06 per diluted share. In the first quarter of 2021, our cumulative catch-up adjustments increased segment profit by $14 million and net income by $11 million, $0.05 per diluted share. Gross favorable profit adjustments totaled $16 million and $36 million in the first quarter of 2022 and 2021, respectively, and gross unfavorable profit adjustments totaled $33 million and $22 million, respectively. We reduced revenues by $12 million and recognized revenues of $18 million in the first quarter of 2022 and 2021, respectively, from performance obligations satisfied in prior periods that related to changes in profit booking rates.
Note 2. Business Acquisition
On April 15, 2022, we acquired Pipistrel, a manufacturer of electrically powered aircraft, for a cash purchase price of approximately $240 million. Beginning with the second quarter of 2022, this business will be included in a new reporting segment, Textron eAviation, which will be focused on the development of sustainable aircraft.

Note 3. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	April 2, 2022	January 1, 2022
Commercial	$711	$704
U.S. Government contracts	115	158
	826	862
Allowance for credit losses	(26)	(24)
Total accounts receivable, net	$800	$838
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	April 2, 2022	January 1, 2022
Finance receivables	$603	$630
Allowance for credit losses	(25)	(25)
Total finance receivables, net	$578	$605
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	April 2, 2022	January 1, 2022
Performing	$526	$536
Nonaccrual	77	94
Nonaccrual as a percentage of finance receivables	12.77%	14.92%
Current and less than 31 days past due	$599	$624
31-60 days past due	2	5
61-90 days past due	2	—
Over 90 days past due	—	1
60+ days contractual delinquency as a percentage of finance receivables	0.33%	0.16%
At April 2, 2022, 39% of our performing finance receivables were originated since the beginning of 2020 and 27% were originated from 2017 to 2019. For finance receivables categorized as nonaccrual, 71% were originated from 2017 to 2019.

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

(In millions)	April 2, 2022	January 1, 2022
Finance receivables evaluated collectively	$436	$441
Finance receivables evaluated individually	77	94
Allowance for credit losses based on collective evaluation	21	21
Allowance for credit losses based on individual evaluation	4	4
Impaired finance receivables with specific allowance for credit losses	$27	$33
Impaired finance receivables with no specific allowance for credit losses	50	61
Unpaid principal balance of impaired finance receivables	92	109
Allowance for credit losses on impaired finance receivables	4	4
Average recorded investment of impaired finance receivables	85	117
Note 4. Inventories
Inventories are composed of the following:

(In millions)	April 2, 2022	January 1, 2022
Finished goods	$1,100	$1,071
Work in process	1,686	1,548
Raw materials and components	877	849
Total inventories	$3,663	$3,468
Note 5. Warranty Liability
Changes in our warranty liability are as follows:

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Beginning of period	$127	$119
Provision	16	14
Settlements	(19)	(20)
Adjustments*	6	3
End of period	$130	$116
* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 6. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide through operating leases. Our operating leases have remaining lease terms up to 27 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $17 million and $16 million in the first quarter of 2022 and 2021, respectively. Variable and short-term lease costs were not significant. Cash paid for operating leases totaled $17 million and $16 million in the first quarter of 2022 and 2021, respectively, and is classified in cash flows from operating activities. Noncash transactions totaled $7 million and $45 million in the first quarter of 2022 and 2021, respectively, reflecting the recognition of operating lease assets and liabilities for new or extended leases.

Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	April 2, 2022	January 1, 2022
Other assets	$367	$374
Other current liabilities	56	56
Other liabilities	317	325
Weighted-average remaining lease term (in years)	10.3	10.5
Weighted-average discount rate	3.18%	3.19%
At April 2, 2022, maturities of our operating lease liabilities on an undiscounted basis totaled $52 million for the remainder of 2022, $62 million for 2023, $53 million for 2024, $46 million for 2025, $35 million for 2026 and $216 million thereafter.
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.  At April 2, 2022 and January 1, 2022, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $345 million and $272 million, respectively. At April 2, 2022, the fair value amounts of our foreign currency exchange contracts were a $7 million asset and a $2 million liability. At January 1, 2022, the fair value amounts of our foreign currency exchange contracts were a $4 million asset and a $3 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. At April 2, 2022, we had a swap agreement for a notional amount of $280 million with a maturity of August 2023 and a fair value of a $5 million asset. At January 1, 2022, we had a swap agreement for a notional amount of $289 million with a maturity of August 2023 and an insignificant fair value. The fair value of these swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.

Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	April 2, 2022		January 1, 2022
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,180)	$(3,118)	$(3,181)	$(3,346)
Finance group
Finance receivables, excluding leases	394	400	413	444
Debt	(470)	(414)	(582)	(546)
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
Note 8. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended April 2, 2022
Beginning of period	$28	$1,863	$(157)	$5,870	$(789)	$6,815
Net income	—	—	—	193	—	193
Other comprehensive income	—	—	—	—	10	10
Share-based compensation activity	—	61	—	—	—	61
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(157)	—	—	(157)
End of period	$28	$1,924	$(314)	$6,058	$(779)	$6,917
Three months ended April 3, 2021
Beginning of period	$29	$1,785	$(203)	$5,973	$(1,739)	$5,845
Net income	—	—	—	171	—	171
Other comprehensive income	—	—	—	—	16	16
Share-based compensation activity	—	60	—	—	—	60
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(91)	—	—	(91)
End of period	$29	$1,845	$(294)	$6,139	$(1,723)	$5,996
Dividends per share of common stock were $0.02 for both the first quarter of 2022 and 2021.
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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	April 2, 2022	April 3, 2021
Basic weighted-average shares outstanding	217,010	227,009
Dilutive effect of stock options	2,597	1,275
Diluted weighted-average shares outstanding	219,607	228,284
Stock options to purchase 1.0 million and 4.3 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the first quarter of 2022 and 2021, respectively, as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(799)	$9	$1	$(789)
Other comprehensive loss before reclassifications	—	(14)	7	(7)
Reclassified from Accumulated other comprehensive loss	17	—	—	17
Balance at April 2, 2022	$(782)	$(5)	$8	$(779)
Balance at January 2, 2021	$(1,780)	$42	$(1)	$(1,739)
Other comprehensive loss before reclassifications	—	(32)	4	(28)
Reclassified from Accumulated other comprehensive loss	30	14	—	44
Balance at April 3, 2021	$(1,750)	$24	$3	$(1,723)
The before and after-tax components of Other comprehensive income are presented below:

	April 2, 2022			April 3, 2021
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$21	$(5)	$16	$38	$(9)	$29
Amortization of prior service cost*	2	(1)	1	2	(1)	1
Pension and postretirement benefits adjustments, net	23	(6)	17	40	(10)	30
Foreign currency translation adjustments:
Foreign currency translation adjustments	(14)	—	(14)	(32)	—	(32)
Business disposition	—	—	—	14	—	14
Foreign currency translation adjustments, net	(14)	—	(14)	(18)	—	(18)
Deferred gains on hedge contracts:
Current deferrals	10	(3)	7	5	(1)	4
Deferred gains on hedge contracts, net	10	(3)	7	5	(1)	4
Total	$19	$(9)	$10	$27	$(11)	$16
*These components of other comprehensive income are included in the computation of net periodic pension cost (income). See Note 15 of our 2021 Annual Report on Form 10-K for additional information.

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
Our revenues by segment, along with a reconciliation of segment profit to income before income taxes, are included in the table below:

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Revenues
Textron Aviation	$1,040	$865
Bell	834	846
Textron Systems	273	328
Industrial	838	825
Finance	16	15
Total revenues	$3,001	$2,879
Segment Profit
Textron Aviation	$121	$47
Bell	98	105
Textron Systems	33	51
Industrial	43	47
Finance	9	6
Segment profit	304	256
Corporate expenses and other, net	(44)	(40)
Interest expense, net for Manufacturing group	(28)	(35)
Special charges	—	(6)
Gain on business disposition	—	15
Income before income taxes	$232	$190
Note 10. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Aircraft	$646	$535
Aftermarket parts and services	394	330
Textron Aviation	1,040	865
Military aircraft and support programs	597	577
Commercial helicopters, parts and services	237	269
Bell	834	846
Textron Systems	273	328
Fuel systems and functional components	464	497
Specialized vehicles	374	328
Industrial	838	825
Finance	16	15
Total revenues	$3,001	$2,879

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended April 2, 2022
Customer type:
Commercial	$1,021	$234	$19	$835	$16	$2,125
U.S. Government	19	600	254	3	—	876
Total revenues	$1,040	$834	$273	$838	$16	$3,001
Geographic location:
United States	$732	$670	$246	$426	$5	$2,079
Europe	119	28	8	190	1	346
Other international	189	136	19	222	10	576
Total revenues	$1,040	$834	$273	$838	$16	$3,001
Three months ended April 3, 2021
Customer type:
Commercial	$846	$266	$58	$820	$15	$2,005
U.S. Government	19	580	270	5	—	874
Total revenues	$865	$846	$328	$825	$15	$2,879
Geographic location:
United States	$609	$616	$289	$378	$8	$1,900
Europe	84	36	10	236	—	366
Other international	172	194	29	211	7	613
Total revenues	$865	$846	$328	$825	$15	$2,879
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At April 2, 2022, we had $12.1 billion in remaining performance obligations of which we expect to recognize revenues of approximately 78% through 2023, an additional 19% through 2025, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At April 2, 2022 and January 1, 2022, contract assets totaled $754 million and $717 million, respectively, and contract liabilities totaled $1.5 billion and $1.2 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. In the first quarter of 2022 and 2021, we recognized revenues of $206 million and $278 million, respectively, that were included in the contract liability balance at the beginning of each year.
Note 11. Share-Based Compensation
Under our share-based compensation plan, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  Compensation expense included in net income for our share-based compensation plan is as follows:

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Compensation expense	$34	$55
Income tax expense	(8)	(13)
Total compensation expense included in net income	$26	$42
Compensation expense included stock option expense of $12 million in both the first quarter of 2022 and 2021.

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
We grant options annually on the first day of March. The assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	March 1, 2022	March 1, 2021
Fair value of options at grant date	$19.95	$15.05
Dividend yield	0.1%	0.2%
Expected volatility	29.2%	33.6%
Risk-free interest rate	1.9%	0.7%
Expected term (in years)	4.8	4.7
The stock option activity during the first quarter of 2022 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2022	8,289	$46.18
Granted	1,049	71.07
Exercised	(705)	(38.35)
Forfeited or expired	(28)	(45.34)
Outstanding at April 2, 2022	8,605	$49.86
Exercisable at April 2, 2022	5,902	$47.13
At April 2, 2022, our outstanding options had an aggregate intrinsic value of $199 million and a weighted-average remaining contractual life of 6.5 years. Our exercisable options had an aggregate intrinsic value of $153 million and a weighted-average remaining contractual life of 5.3 years at April 2, 2022.  The total intrinsic value of options exercised during the first quarter of 2022 and 2021 was $23 million and $15 million, respectively.
Restricted Stock Units
We issue restricted stock units that include the right to receive dividend equivalents and are settled in both cash and stock. Beginning in 2020, new grants of restricted stock units will vest in full on the third anniversary of the grant date. Restricted stock units granted prior to 2020 vest one-third each in the third, fourth and fifth year following the year of the grant. The fair value of these units is based on the trading price of our common stock. For units payable in stock, we use the trading price on the grant date, while units payable in cash are remeasured using the price at each reporting period date.  The activity for restricted stock units payable in both stock and cash during the first quarter of 2022 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022, nonvested	569	$50.01	1,158	$49.92
Granted	84	71.07	223	71.07
Vested	(126)	(53.95)	(246)	(54.02)
Forfeited	—	—	(10)	(49.55)
Outstanding at April 2, 2022, nonvested	527	$52.44	1,125	$53.23

The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Fair value of awards vested	$24	$19
Cash paid	17	13
Performance Share Units
The activity for our performance share units during the first quarter of 2022 is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022, nonvested	526	$45.87
Granted	174	71.07
Outstanding at April 2, 2022, nonvested	700	$52.14
Cash paid under these awards totaled $15 million and $6 million in the first quarter of 2022 and 2021, respectively.
Note 12. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Pension Benefits
Service cost	$27	$29
Interest cost	68	63
Expected return on plan assets	(153)	(144)
Amortization of net actuarial loss	22	39
Amortization of prior service cost	3	3
Net periodic benefit income*	$(33)	$(10)
Postretirement Benefits Other Than Pensions
Service cost	$1	$1
Interest cost	1	1
Amortization of net actuarial gain	(1)	(1)
Amortization of prior service credit	(1)	(1)
Net periodic benefit income	$—	$—
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $4 million and $3 million for the first quarter of 2022 and 2021, respectively.
Note 13. Special Charges
In the first quarter of 2021, we recognized special charges of $6 million related to a restructuring plan initiated in 2020 in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. There were no special charges recorded in the first quarter of 2022.
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at January 1, 2022	$19	$9	$28
Cash paid	(6)	—	(6)
Balance at April 2, 2022	$13	$9	$22
The majority of the remaining cash outlays of $22 million is expected to be paid in 2022.

Note 14. Income Taxes
Our effective tax rate for the first quarter of 2022 and 2021 was 16.8% and 10.0%, respectively. In the first quarter of 2022, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits. In the first quarter of 2021, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to a $12 million benefit recognized for additional research and development credits related to prior years.
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

	Three Months Ended
(Dollars in millions)	April 2, 2022	April 3, 2021	% Change
Revenues	$3,001	$2,879	4%
Cost of sales	2,492	2,400	4%
Gross margin as a % of Manufacturing revenues	16.5%	16.2%
Selling and administrative expense	305	298	2%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 19 to 23.
Revenues
Revenues increased $122 million, 4%, in the first quarter of 2022, compared with the first quarter of 2021. The revenue increase included the following factors:
•Higher Textron Aviation revenues of $175 million, reflecting higher volume and mix of $142 million and higher pricing of $33 million.
•Higher Industrial revenues of $13 million, largely due to a favorable impact of $46 million from pricing, principally in the Specialized Vehicles product line, partially offset by lower volume and mix in the Fuel Systems and Functional Components product line.
•Lower Textron Systems revenues of $55 million, primarily due to lower volume of $59 million, which included a $39 million decrease from our Afghanistan fee-for-service and aircraft support contracts.
•Lower Bell revenues of $12 million, due to lower commercial revenues of $32 million, largely reflecting the mix of aircraft sold during the periods, partially offset by higher military revenues of $20 million.
Cost of Sales
Cost of sales increased $92 million, 4%, in the first quarter of 2022, compared with the first quarter of 2021, largely due to inflation of $73 million, principally reflecting higher material cost in the Industrial and Textron Aviation segments. Gross margin as a percentage of Manufacturing revenues increased 30 basis points in the first quarter of 2022, primarily due to higher margin at the Textron Aviation segment, reflecting higher volume and mix and pricing, partially offset by lower margins at the other manufacturing segments.
Income Taxes
Our effective tax rate for the first quarter of 2022 and 2021 was 16.8% and 10.0%, respectively. In the first quarter of 2022, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits. In the first quarter of 2021, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to a $12 million benefit recognized for additional research and development credits related to prior years.
Backlog
Our backlog is summarized below:

(In millions)	April 2, 2022	January 1, 2022
Textron Aviation	$5,122	$4,120
Bell	4,817	3,871
Textron Systems	2,135	2,144
Total backlog	$12,074	$10,135
Textron Aviation's backlog increased $1.0 billion, 24%, in the first quarter of 2022, reflecting orders in excess of deliveries. Backlog at Bell increased $946 million, 24%, primarily reflecting a new $1.4 billion 5-year contract with the U.S. Government for spares and logistic support for the V-22 tiltrotor aircraft.
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
Textron Aviation

	Three Months Ended
(Dollars in millions)	April 2, 2022	April 3, 2021	% Change
Revenues:
Aircraft	$646	$535	21%
Aftermarket parts and services	394	330	19%
Total revenues	1,040	865	20%
Operating expenses	919	818	12%
Segment profit	121	47	157%
Profit margin	11.6%	5.4%
Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues from the prior year quarter:

(In millions)	Q1 2022 versus Q1 2021
Volume and mix	$142
Pricing	33
Total change	$175
Textron Aviation’s revenues increased $175 million, 20%, in the first quarter of 2022, compared with the first quarter of 2021, primarily due to higher Citation jet volume of $93 million, aftermarket volume of $61 million and commercial turboprop volume of $59 million, partially offset by lower pre-owned volume. The higher aftermarket volume reflected increased aircraft utilization. We delivered 39 Citation jets and 31 commercial turboprops in the first quarter of 2022, compared with 28 Citation jets and 14 commercial turboprops in the first quarter of 2021.
Textron Aviation’s operating expenses increased $101 million, 12%, in the first quarter of 2022, compared with the first quarter of 2021, largely due to higher volume and mix described above and inflation of $17 million.

Textron Aviation Segment Profit
The following factors contributed to the change in Textron Aviation’s segment profit from the prior year quarter:

(In millions)	Q1 2022 versus Q1 2021
Volume and mix	$55
Pricing, net of inflation	16
Performance	3
Total change	$74
Segment profit at Textron Aviation increased $74 million, in the first quarter of 2022, compared with the first quarter of 2021, largely due to the impact from higher volume and mix described above and favorable pricing, net of inflation of $16 million.

Bell

	Three Months Ended
(Dollars in millions)	April 2, 2022	April 3, 2021	% Change
Revenues:
Military aircraft and support programs	$597	$577	3%
Commercial helicopters, parts and services	237	269	(12)%
Total revenues	834	846	(1)%
Operating expenses	736	741	(1)%
Segment profit	98	105	(7)%
Profit margin	11.8%	12.4%
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
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues from the prior year quarter:

(In millions)	Q1 2022 versus Q1 2021
Volume and mix	$(23)
Pricing	11
Total change	$(12)
Bell’s revenues decreased $12 million, in the first quarter of 2022, compared with the first quarter of 2021, due to lower commercial revenues of $32 million, largely reflecting the mix of aircraft sold during the periods, partially offset by higher military revenues of $20 million. We delivered 25 commercial helicopters in the first quarter of 2022, compared with 17 commercial helicopters in the first quarter of 2021.
Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)	Q1 2022 versus Q1 2021
Volume and mix	$(10)
Inflation, net of pricing	(3)
Performance	6
Total change	$(7)
Bell’s segment profit decreased $7 million, 7%, in the first quarter of 2022, compared with the first quarter of 2021, primarily reflecting lower volume and mix described above, partially offset by a favorable impact from performance of $6 million.

Performance included lower research and development costs of $21 million as well as an unfavorable change of $23 million in net program adjustments.
Textron Systems

	Three Months Ended
(Dollars in millions)	April 2, 2022	April 3, 2021	% Change
Revenues	$273	$328	(17)%
Operating expenses	240	277	(13)%
Segment profit	33	51	(35)%
Profit margin	12.1%	15.5%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	Q1 2022 versus Q1 2021
Volume	$(59)
Other	4
Total change	$(55)
Textron Systems' revenues decreased $55 million, 17%, in the first quarter of 2022, compared with the first quarter of 2021. Lower volume of $59 million included a $39 million decrease from our Afghanistan fee-for-service and aircraft support contracts, primarily reflecting the impact from the U.S. Army’s withdrawal from Afghanistan.
Textron Systems' operating expenses decreased $37 million, 13%, in the first quarter of 2022, compared with the first quarter of 2021, primarily related to lower net volume described above.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	Q1 2022 versus Q1 2021
Volume and mix	$(11)
Performance and other	(7)
Total change	$(18)
Textron Systems’ segment profit decreased $18 million, 35%, in the first quarter of 2022, compared with the first quarter of 2021, due to lower volume and mix of $11 million described above and an unfavorable impact from performance and other of $7 million, primarily related to lower net favorable program adjustments on the Afghanistan fee-for-service contracts.
Industrial

	Three Months Ended
(Dollars in millions)	April 2, 2022	April 3, 2021	% Change
Revenues:
Fuel systems and functional components	$464	$497	(7)%
Specialized vehicles	374	328	14%
Total revenues	838	825	2%
Operating expenses	795	778	2%
Segment profit	43	47	(9)%
Profit margin	5.1%	5.7%

Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	Q1 2022 versus Q1 2021
Pricing	$46
Volume and mix	(24)
Foreign exchange	(9)
Total change	$13
Industrial segment revenues increased $13 million, 2%, in the first quarter of 2022, compared with the first quarter of 2021, primarily due to a favorable impact of $46 million from pricing, principally in the Specialized Vehicles product line, partially offset by lower volume and mix in the Fuel Systems and Functional Components product line due to the impact of global supply chain shortages on our original equipment manufacturer customers.
Operating expenses increased $17 million, 2%, in the first quarter of 2022, compared with the first quarter of 2021, primarily reflecting inflation of $45 million, largely in material costs, partially offset by the impact of lower volume and mix described above.
Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)	Q1 2022 versus Q1 2021
Volume and mix	$(6)
Performance and other	2
Total change	$(4)
Segment profit for the Industrial segment decreased $4 million, 9%, in the first quarter of 2022, compared with the first quarter of 2021, primarily due to lower volume and mix described above.
Finance

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Revenues	$16	$15
Segment profit	9	6
Finance segment revenues increased $1 million in the first quarter of 2022, compared with the first quarter of 2021, and segment profit increased $3 million. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	April 2, 2022	January 1, 2022
Finance receivables	$603	$630
Allowance for credit losses	25	25
Ratio of allowance for credit losses to finance receivables	4.15%	3.97%
Nonaccrual finance receivables	77	94
Ratio of nonaccrual finance receivables to finance receivables	12.77%	14.92%
60+ days contractual delinquency	2	1
60+ days contractual delinquency as a percentage of finance receivables	0.33%	0.16%
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	April 2, 2022	January 1, 2022
Manufacturing group
Cash and equivalents	$1,978	$1,922
Debt	3,185	3,185
Shareholders’ equity	6,917	6,815
Capital (debt plus shareholders’ equity)	10,102	10,000
Net debt (net of cash and equivalents) to capital	15%	16%
Debt to capital	32%	32%
Finance group
Cash and equivalents	$148	$195
Debt	470	582
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
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. There were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility at both April 2, 2022 and January 1, 2022.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Operating activities	$225	$107
Investing activities	(28)	(14)
Financing activities	(139)	(339)
In the first quarter of 2022, cash flows from operating activities were $225 million, compared with $107 million in the first quarter of 2021. The $118 million year-over-year increase in cash flows was primarily due to working capital improvements, which included $244 million from contract liabilities, largely reflecting higher customer deposits at the Textron Aviation segment, and $140 million from accounts receivable, partially offset by a $221 million change in accounts payable.
Cash flows used in investing activities in the first quarter of 2022 included capital expenditures of $48 million, partially offset by $18 million of proceeds from the sale of property, plant and equipment. Investing activities in the first quarter of 2021 included capital expenditures of $53 million, partially offset by $39 million of net proceeds from the disposition of TRU Simulation + Training Canada Inc.

Cash flows used in financing activities in the first quarter of 2022 included $157 million of cash paid to repurchase an aggregate of 2.2 million shares of our common stock. In the first quarter of 2021, cash flows used in financing activities included $267 million of payments on long-term debt and $91 million of cash paid to repurchase an aggregate of 1.8 million shares of our common stock.
On January 25, 2022, we announced the authorization of the repurchase of up to 25 million shares of our common stock. This new plan allows us to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans and for opportunistic capital management purposes. The 2022 plan has no expiration date and replaced the prior 2020 share repurchase authorization.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Operating activities	$(2)	$5
Investing activities	74	88
Financing activities	(119)	(20)
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $40 million and $89 million in the first quarter of 2022 and 2021, respectively, and finance receivable originations of $9 million and $7 million, respectively. Cash flows provided by investing activities in the first quarter of 2022 also included $43 million of other investing activities, largely related to proceeds from the sale of operating lease assets.  In the first quarter of 2022 and 2021, financing activities included payments on long-term and nonrecourse debt of $119 million and $20 million, respectively.
Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Operating activities	$241	$181
Investing activities	28	5
Financing activities	(258)	(359)
In the first quarter of 2022, cash flows from operating activities were $241 million, compared with $181 million in the first quarter of 2021. The $60 million year-over-year increase in cash flows was primarily due to working capital improvements, partially offset by a $51 million decrease in cash flows from captive financing activities. The working capital improvements primarily included $244 million from contract liabilities, largely reflecting higher customer deposits at the Textron Aviation segment, and $140 million from accounts receivable, partially offset by a $221 million change in accounts payable.
Cash flows provided by investing activities in the first quarter of 2022 included $45 million of other investing activities, largely related to proceeds from the sale of operating lease assets, and $18 million of proceeds from the sale of property, plant and equipment, partially offset by capital expenditures of $48 million. Investing activities in the first quarter of 2021 included capital expenditures of $53 million, partially offset by $39 million of net proceeds from the disposition of TRU Simulation + Training Canada Inc.
Cash flows used in financing activities in the first quarter of 2022 included $157 million of cash paid to repurchase shares of our outstanding common stock and $121 million of payments on long-term debt. In the first quarter of 2021, cash flows used in financing activities included $287 million of payments on long-term debt and $91 million of cash paid to repurchase shares of our outstanding common stock.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Reclassification adjustments from investing activities to operating activities:
Cash received from customers	$27	$76
Finance receivable originations for Manufacturing group inventory sales	(9)	(7)
Total reclassification adjustments from investing activities to operating activities	$18	$69
Critical Accounting Estimates Update
Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The accounting estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in Item 7 of our Annual Report on Form 10-K for the year ended January 1, 2022. The following section provides an update of the year-end disclosure.
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

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Gross favorable	$16	$36
Gross unfavorable	(33)	(22)
Net adjustments	$(17)	$14

Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2021 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:
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
•Volatility in interest rates or foreign exchange rates and inflationary pressures;
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
•Risks and uncertainties related to the ongoing impact of the COVID-19 pandemic and the potential impact of Russia’s invasion of, and continued military attacks on, Ukraine, on our business and operations; and
•The ability of our businesses to hire and retain the highly skilled personnel necessary for our businesses to succeed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended April 2, 2022. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 2, 2022. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of April 2, 2022.
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
The global economic impacts of Russia’s invasion of Ukraine could adversely affect our business, financial condition or operating results.
Russia’s invasion of, and continued military attacks on, Ukraine and the resulting economic sanctions imposed by the international community have impacted the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. Certain of our direct or indirect suppliers have been negatively impacted by these events, resulting in increased costs to us for certain materials and components as well as potential shortages of critical components for certain of our products. These cost increases, along with increased energy and shipping costs, may negatively impact our profitability. Moreover, if we or our suppliers are unable to source critical components from alternative suppliers, our ability to meet our obligations to our customers could be adversely affected. In addition, these events have caused additional disruption in the supply chains of our automotive OEM customers, already experiencing disruption due to the impacts of the COVID-19 pandemic, which has caused, and may continue to cause, reduced demand for our automotive products. The continuation of the invasion of Ukraine by Russia could lead to other supply chain disruptions, increased inflationary pressures, and volatility in global markets and industries that could negatively impact our operations. Furthermore, the potential for retaliatory acts of cyberwarfare from Russia against U.S. companies in response to increasing sanctions on Russia could result in increased cyber-attacks against us. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our first quarter of 2022 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
January 2, 2022 – February 5, 2022	425	$67.85	425	24,575
February 6, 2022 – March 5, 2022	1,175	69.72	1,175	23,400
March 6, 2022 – April 2, 2022	645	72.36	645	22,755
Total	2,245	$70.13	2,245
* On January 25, 2022, our Board of Directors authorized the repurchase of up to 25 million shares of our common stock. This new plan has no expiration date and replaced the existing plan adopted in 2020. There were no shares repurchased under the 2020 plan during the period January 2, 2022 through January 24, 2022.

Item 5. Other Information
Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.07.
Item 5.07

a.The 2022 Annual Meeting of Shareholders of Textron was held on April 27, 2022.
b.The results of the voting on the matters submitted to our shareholders are as follows:
1.The following persons were elected to serve as directors until the next annual shareholders’ meeting and received the following votes:

	For	Against	Abstain	Broker Non-Vote
Scott C. Donnelly	185,085,248	6,171,993	496,753	9,891,438
Richard F. Ambrose	188,895,041	1,974,593	884,360	9,891,438
Kathleen M. Bader	184,404,855	6,605,989	743,150	9,891,438
R. Kerry Clark	183,783,954	7,091,746	878,294	9,891,438
James T. Conway	184,508,301	5,609,676	1,636,017	9,891,438
Ralph D. Heath	187,719,466	3,109,784	924,744	9,891,438
Deborah Lee James	186,972,233	3,910,413	871,348	9,891,438
Lionel L. Nowell III	188,210,654	2,611,730	931,610	9,891,438
James L. Ziemer	184,592,336	6,200,981	960,677	9,891,438
Maria T. Zuber	186,876,029	3,957,136	920,829	9,891,438
2.The advisory (non-binding) resolution to approve the compensation of our named executive officers, as disclosed in our proxy statement, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
179,327,209	11,237,801	1,188,984	9,891,438

3.The appointment of Ernst & Young LLP by the Audit Committee as Textron's independent registered public accounting firm for 2022 was ratified by the following vote:

For	Against	Abstain
196,026,073	5,123,659	495,700

4.The shareholder proposal regarding special meetings was rejected by the following vote:

For	Against	Abstain	Broker Non-Vote
64,054,217	125,508,964	2,190,813	9,891,438

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 28, 2022	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)