Form 10-Q
period 2022-07-02
TEXTRON INC
filed 2022-07-28
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2022, there were 211,531,587 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended July 2, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues
Manufacturing product revenues	$2,689	$2,666	$5,137	$5,069
Manufacturing service revenues	451	513	988	974
Finance revenues	14	12	30	27
Total revenues	3,154	3,191	6,155	6,070
Costs, expenses and other
Cost of products sold	2,304	2,271	4,373	4,332
Cost of services sold	337	389	760	728
Selling and administrative expense	278	314	583	612
Interest expense	32	36	65	76
Non-service components of pension and postretirement income, net	(60)	(39)	(121)	(79)
Special charges	—	4	—	10
Gain on business disposition	—	(2)	—	(17)
Total costs, expenses and other	2,891	2,973	5,660	5,662
Income from continuing operations before income taxes	263	218	495	408
Income tax expense	45	34	84	53
Income from continuing operations	218	184	411	355
Loss from discontinued operations	(1)	(1)	(1)	(1)
Net income	$217	$183	$410	$354
Basic Earnings per share
Continuing operations	$1.01	$0.82	$1.90	$1.57
Discontinued operations	—	(0.01)	—	(0.01)
Basic Earnings per share	$1.01	$0.81	$1.90	$1.56
Diluted Earnings per share
Continuing operations	$1.00	$0.81	$1.88	$1.56
Discontinued operations	—	(0.01)	—	(0.01)
Diluted Earnings per share	$1.00	$0.80	$1.88	$1.55
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$217	$183	$410	$354
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	17	30	34	60
Foreign currency translation adjustments, net of reclassifications	(90)	15	(104)	(3)
Deferred gains (losses) on hedge contracts, net of reclassifications	(3)	2	4	6
Other comprehensive income (loss)	(76)	47	(66)	63
Comprehensive income	$141	$230	$344	$417
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	July 2, 2022	January 1, 2022
Assets
Manufacturing group
Cash and equivalents	$1,764	$1,922
Accounts receivable, net	876	838
Inventories	3,739	3,468
Other current assets	972	1,018
Total current assets	7,351	7,246
Property, plant and equipment, less accumulated depreciation and amortization of $4,945 and $4,888, respectively	2,469	2,538
Goodwill	2,278	2,149
Other assets	3,113	3,027
Total Manufacturing group assets	15,211	14,960
Finance group
Cash and equivalents	77	195
Finance receivables, net	561	605
Other assets	30	67
Total Finance group assets	668	867
Total assets	$15,879	$15,827
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$7	$6
Accounts payable	807	786
Other current liabilities	2,660	2,344
Total current liabilities	3,474	3,136
Other liabilities	1,956	2,005
Long-term debt	3,177	3,179
Total Manufacturing group liabilities	8,607	8,320
Finance group
Other liabilities	89	110
Debt	382	582
Total Finance group liabilities	471	692
Total liabilities	9,078	9,012
Shareholders’ equity
Common stock	28	28
Capital surplus	1,953	1,863
Treasury stock	(596)	(157)
Retained earnings	6,271	5,870
Accumulated other comprehensive loss	(855)	(789)
Total shareholders’ equity	6,801	6,815
Total liabilities and shareholders’ equity	$15,879	$15,827
Common shares outstanding (in thousands)	211,825	216,935
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended July 2, 2022 and July 3, 2021, respectively

	Consolidated
(In millions)	2022	2021
Cash flows from operating activities
Income from continuing operations	$411	$355
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	191	188
Deferred income taxes	(118)	16
Gain on business disposition	—	(17)
Other, net	55	64
Changes in assets and liabilities:
Accounts receivable, net	(48)	(38)
Inventories	(246)	(162)
Other assets	85	22
Accounts payable	24	188
Other liabilities	269	103
Income taxes, net	32	8
Pension, net	(83)	(42)
Captive finance receivables, net	35	89
Other operating activities, net	8	(1)
Net cash provided by operating activities of continuing operations	615	773
Net cash used in operating activities of discontinued operations	(2)	(1)
Net cash provided by operating activities	613	772
Cash flows from investing activities
Capital expenditures	(114)	(128)
Net cash used in business acquisitions	(198)	—
Net proceeds from corporate-owned life insurance policies	25	—
Proceeds from sale of property, plant and equipment	18	—
Net proceeds from business disposition	—	38
Finance receivables repaid	21	19
Other investing activities, net	44	6
Net cash used in investing activities	(204)	(65)
Cash flows from financing activities
Decrease in short-term debt	(15)	—
Principal payments on long-term debt and nonrecourse debt	(223)	(553)
Purchases of Textron common stock	(439)	(287)
Dividends paid	(9)	(9)
Proceeds from options exercised	32	77
Other financing activities, net	(4)	(2)
Net cash used in financing activities	(658)	(774)
Effect of exchange rate changes on cash and equivalents	(27)	1
Net decrease in cash and equivalents	(276)	(66)
Cash and equivalents at beginning of period	2,117	2,254
Cash and equivalents at end of period	$1,841	$2,188
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended July 2, 2022 and July 3, 2021, respectively

	Manufacturing Group		Finance Group
(In millions)	2022	2021	2022	2021
Cash flows from operating activities
Income (loss) from continuing operations	$395	$358	$16	$(3)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	191	183	—	5
Deferred income taxes	(106)	18	(12)	(2)
Gain on business disposition	—	(17)	—	—
Other, net	62	66	(7)	(2)
Changes in assets and liabilities:
Accounts receivable, net	(48)	(38)	—	—
Inventories	(246)	(162)	—	—
Other assets	85	23	—	(1)
Accounts payable	24	188	—	—
Other liabilities	279	103	(10)	—
Income taxes, net	28	—	4	8
Pension, net	(83)	(42)	—	—
Other operating activities, net	8	(1)	—	—
Net cash provided by (used in) operating activities of continuing operations	589	679	(9)	5
Net cash used in operating activities of discontinued operations	(2)	(1)	—	—
Net cash provided by (used in) operating activities	587	678	(9)	5
Cash flows from investing activities
Capital expenditures	(114)	(128)	—	—
Net cash used in business acquisitions	(198)	—	—	—
Net proceeds from corporate-owned life insurance policies	25	—	—	—
Proceeds from sale of property, plant and equipment	18	—	—	—
Net proceeds from business disposition	—	38	—	—
Finance receivables repaid	—	—	79	137
Finance receivables originated	—	—	(23)	(29)
Other investing activities, net	—	—	44	6
Net cash provided by (used in) investing activities	(269)	(90)	100	114
Cash flows from financing activities
Decrease in short-term debt	(15)	—	—	—
Principal payments on long-term debt and nonrecourse debt	(14)	(519)	(209)	(34)
Purchases of Textron common stock	(439)	(287)	—	—
Dividends paid	(9)	(9)	—	—
Proceeds from options exercised	32	77	—	—
Other financing activities, net	(4)	(2)	—	—
Net cash used in financing activities	(449)	(740)	(209)	(34)
Effect of exchange rate changes on cash and equivalents	(27)	1	—	—
Net increase (decrease) in cash and equivalents	(158)	(151)	(118)	85
Cash and equivalents at beginning of period	1,922	2,146	195	108
Cash and equivalents at end of period	$1,764	$1,995	$77	$193
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
Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron consolidated with its majority-owned subsidiaries that operate in the Textron Aviation, Bell, Textron Systems and Industrial segments, and our new reporting segment, Textron eAviation, formed in the second quarter of 2022. Textron eAviation includes the operating results of Pipistrel, a manufacturer of electrically powered aircraft acquired on April 15, 2022, as discussed in Note 2, along with other research and development initiatives related to sustainable aviation solutions. The Finance group, which also is the Finance segment, consists of Textron Financial Corporation and its consolidated subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.  All significant intercompany transactions are eliminated from the Consolidated Financial Statements, including retail financing activities for inventory sold by our Manufacturing group and financed by our Finance group.
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
In the second quarter of 2022, our cumulative catch-up adjustments decreased segment profit by $4 million and net income by $3 million, $0.01 per diluted share. In the second quarter of 2021, our cumulative catch-up adjustments increased segment profit by $15 million and net income by $11 million, $0.05 per diluted share. Gross favorable profit adjustments totaled $25 million and $40 million in the second quarter of 2022 and 2021, respectively, and gross unfavorable profit adjustments totaled $29 million and $25 million, respectively. We reduced revenues by $21 million and recognized revenues of $20 million in the second quarter of 2022 and 2021, respectively, from performance obligations satisfied in prior periods that related to changes in profit booking rates.
In the first half of 2022, our cumulative catch-up adjustments decreased segment profit by $21 million and net income by $16 million, $0.07 per diluted share. In the first half of 2021, our cumulative catch-up adjustments increased segment profit by $29 million and net income by $22 million, $0.10 per diluted share. Gross favorable profit adjustments totaled $41 million and $76 million in the first half of 2022 and 2021, respectively, and gross unfavorable profit adjustments totaled $62 million and $47 million, respectively. We reduced revenues by $33 million and recognized revenues of $38 million in the first half of 2022 and 2021, respectively, from performance obligations satisfied in prior periods that related to changes in profit booking rates.

Note 2. Business Acquisition
On April 15, 2022, we acquired Pipistrel, a manufacturer of electrically powered aircraft, for a cash purchase price of $240 million, which included the assumption of $35 million of debt and other contractual obligations under the agreement and a final fixed payment of $21 million due in 2024. Beginning in the second quarter of 2022, this business is included in a new reporting segment, Textron eAviation, which combines the operating results of Pipistrel along with other research and development initiatives related to sustainable aviation solutions.
We allocated the purchase price for this business on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We expect to finalize the purchase accounting as soon as reasonably possible during the one-year measurement period. Based on the preliminary allocation, $142 million has been allocated to goodwill, related to expected synergies and the value of the assembled workforce, and $76 million to intangible assets, primarily including developed technologies. The intangible assets were primarily valued using the relief-from-royalty method. This method utilizes significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and requires us to make estimates and assumptions about sales, growth rates, royalty rates and discount rates based on marketplace data.
Note 3. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	July 2, 2022	January 1, 2022
Commercial	$767	$704
U.S. Government contracts	133	158
	900	862
Allowance for credit losses	(24)	(24)
Total accounts receivable, net	$876	$838
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	July 2, 2022	January 1, 2022
Finance receivables	$586	$630
Allowance for credit losses	(25)	(25)
Total finance receivables, net	$561	$605
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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	July 2, 2022	January 1, 2022
Performing	$518	$536
Nonaccrual	68	94
Nonaccrual as a percentage of finance receivables	11.60%	14.92%
Current and less than 31 days past due	$577	$624
31-60 days past due	4	5
61-90 days past due	5	—
Over 90 days past due	—	1
60+ days contractual delinquency as a percentage of finance receivables	0.85%	0.16%
At July 2, 2022, 39% of our performing finance receivables were originated since the beginning of 2020 and 27% were originated from 2017 to 2019. For finance receivables categorized as nonaccrual, 7% were originated since the beginning of 2020 and 70% were originated from 2017 to 2019.
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

(In millions)	July 2, 2022	January 1, 2022
Finance receivables evaluated collectively	$428	$441
Finance receivables evaluated individually	68	94
Allowance for credit losses based on collective evaluation	21	21
Allowance for credit losses based on individual evaluation	4	4
Impaired finance receivables with specific allowance for credit losses	$25	$33
Impaired finance receivables with no specific allowance for credit losses	43	61
Unpaid principal balance of impaired finance receivables	82	109
Allowance for credit losses on impaired finance receivables	4	4
Average recorded investment of impaired finance receivables	80	117
Note 4. Inventories
Inventories are composed of the following:

(In millions)	July 2, 2022	January 1, 2022
Finished goods	$1,110	$1,071
Work in process	1,705	1,548
Raw materials and components	924	849
Total inventories	$3,739	$3,468

Note 5. Warranty Liability
Changes in our warranty liability are as follows:

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Beginning of period	$127	$119
Provision	34	31
Settlements	(34)	(35)
Adjustments*	10	1
End of period	$137	$116
* Adjustments include changes to prior year estimates, new issues on prior year sales, acquisitions and currency translation adjustments.

Note 6. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide through operating leases. Our operating leases have remaining lease terms up to 27 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $17 million and $16 million in the second quarter of 2022 and 2021, respectively, and $34 million and $32 million in the first half of 2022 and 2021, respectively. Variable and short-term lease costs were not significant. Cash paid for operating leases totaled $35 million and $33 million in the first half of 2022 and 2021, respectively, and is classified in cash flows from operating activities. Noncash transactions totaled $17 million and $63 million in the first half of 2022 and 2021, respectively, reflecting the recognition of operating lease assets and liabilities for new or extended leases.
Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	July 2, 2022	January 1, 2022
Other assets	$359	$374
Other current liabilities	56	56
Other liabilities	310	325
Weighted-average remaining lease term (in years)	10.1	10.5
Weighted-average discount rate	3.22%	3.19%
At July 2, 2022, maturities of our operating lease liabilities on an undiscounted basis totaled $35 million for the remainder of 2022, $65 million for 2023, $55 million for 2024, $47 million for 2025, $35 million for 2026 and $217 million thereafter.
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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.  At July 2, 2022 and January 1, 2022, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $264 million and $272 million, respectively. At July 2, 2022, the fair value amounts of our foreign currency exchange contracts were a $3 million asset and a $4 million liability. At January 1, 2022, the fair value amounts of our foreign currency exchange contracts were a $4 million asset and a $3 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. At July 2, 2022, we had a swap agreement for a notional amount of $272 million with a maturity of August 2023, and a swap agreement for a notional amount of $25 million, maturing in June 2025, with a combined fair value of a $7 million asset. At January 1, 2022, we had a swap agreement for a notional amount of $289 million with a maturity of August 2023 and an insignificant fair value. The fair value of these swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	July 2, 2022		January 1, 2022
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,178)	$(2,974)	$(3,181)	$(3,346)
Finance group
Finance receivables, excluding leases	381	351	413	444
Debt	(382)	(310)	(582)	(546)
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

Note 8. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended July 2, 2022
Beginning of period	$28	$1,924	$(314)	$6,058	$(779)	$6,917
Net income	—	—	—	217	—	217
Other comprehensive loss	—	—	—	—	(76)	(76)
Share-based compensation activity	—	29	—	—	—	29
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock	—	—	(282)	—	—	(282)
End of period	$28	$1,953	$(596)	$6,271	$(855)	$6,801
Three months ended July 3, 2021
Beginning of period	$29	$1,845	$(294)	$6,139	$(1,723)	$5,996
Net income	—	—	—	183	—	183
Other comprehensive income	—	—	—	—	47	47
Share-based compensation activity	—	75	—	—	—	75
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock	—	—	(196)	—	—	(196)
End of period	$29	$1,920	$(490)	$6,318	$(1,676)	$6,101
Six months ended July 2, 2022
Beginning of period	$28	$1,863	$(157)	$5,870	$(789)	$6,815
Net income	—	—	—	410	—	410
Other comprehensive loss	—	—	—	—	(66)	(66)
Share-based compensation activity	—	90	—	—	—	90
Dividends declared	—	—	—	(9)	—	(9)
Purchases of common stock	—	—	(439)	—	—	(439)
End of period	$28	$1,953	$(596)	$6,271	$(855)	$6,801
Six months ended July 3, 2021
Beginning of period	$29	$1,785	$(203)	$5,973	$(1,739)	$5,845
Net income	—	—	—	354	—	354
Other comprehensive income	—	—	—	—	63	63
Share-based compensation activity	—	135	—	—	—	135
Dividends declared	—	—	—	(9)	—	(9)
Purchases of common stock	—	—	(287)	—	—	(287)
End of period	$29	$1,920	$(490)	$6,318	$(1,676)	$6,101
Dividends per share of common stock were $0.02 for both the second quarter of 2022 and 2021 and $0.04 for both the first half of 2022 and 2021.
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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Basic weighted-average shares outstanding	214,587	225,963	215,799	226,486
Dilutive effect of stock options	2,071	2,483	2,334	1,810
Diluted weighted-average shares outstanding	216,658	228,446	218,133	228,296

For both the second quarter and first half of 2022, stock options to purchase 1.0 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive. For the first half of 2021, stock options to purchase 2.1 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(799)	$9	$1	$(789)
Other comprehensive loss before reclassifications	—	(104)	4	(100)
Reclassified from Accumulated other comprehensive loss	34	—	—	34
Balance at July 2, 2022	$(765)	$(95)	$5	$(855)
Balance at January 2, 2021	$(1,780)	$42	$(1)	$(1,739)
Other comprehensive loss before reclassifications	—	(17)	6	(11)
Reclassified from Accumulated other comprehensive loss	60	14	—	74
Balance at July 3, 2021	$(1,720)	$39	$5	$(1,676)
The before and after-tax components of Other comprehensive income (loss) are presented below:

	July 2, 2022			July 3, 2021
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$21	$(6)	$15	$38	$(9)	$29
Amortization of prior service cost*	2	—	2	2	(1)	1
Pension and postretirement benefits adjustments, net	23	(6)	17	40	(10)	30
Foreign currency translation adjustments	(90)	—	(90)	15	—	15
Deferred gains (losses) on hedge contracts:
Current deferrals	(5)	2	(3)	2	—	2
Deferred gains (losses) on hedge contracts, net	(5)	2	(3)	2	—	2
Total	$(72)	$(4)	$(76)	$57	$(10)	$47
Six Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$42	$(11)	$31	$76	$(18)	$58
Amortization of prior service cost*	4	(1)	3	4	(2)	2
Pension and postretirement benefits adjustments, net	46	(12)	34	80	(20)	60
Foreign currency translation adjustments:
Foreign currency translation adjustments	(104)	—	(104)	(17)	—	(17)
Business disposition	—	—	—	14	—	14
Foreign currency translation adjustments, net	(104)	—	(104)	(3)	—	(3)
Deferred gains on hedge contracts:
Current deferrals	5	(1)	4	7	(1)	6
Deferred gains on hedge contracts, net	5	(1)	4	7	(1)	6
Total	$(53)	$(13)	$(66)	$84	$(21)	$63
*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost (income). See Note 15 of our 2021 Annual Report on Form 10-K for additional information.

Note 9. Segment Information
Through the first quarter of 2022, we operated in, and reported financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. Beginning in the second quarter of 2022, we formed a new reporting segment within the Manufacturing group, Textron eAviation, which includes the operating results of Pipistrel, a manufacturer of electrically powered aircraft that we acquired on April 15, 2022, as discussed in Note 2, along with other research and development initiatives related to sustainable aviation solutions. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions and special charges. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.
Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are included in the table below:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues
Textron Aviation	$1,284	$1,161	$2,324	$2,026
Bell	687	891	1,521	1,737
Textron Systems	293	333	566	661
Industrial	871	794	1,709	1,619
Textron eAviation	5	—	5	—
Finance	14	12	30	27
Total revenues	$3,154	$3,191	$6,155	$6,070
Segment Profit
Textron Aviation	$155	$96	$276	$143
Bell	63	110	161	215
Textron Systems	42	48	75	99
Industrial	41	32	84	79
Textron eAviation	(8)	—	(8)	—
Finance	10	3	19	9
Segment profit	303	289	607	545
Corporate expenses and other, net	(12)	(37)	(56)	(77)
Interest expense, net for Manufacturing group	(28)	(32)	(56)	(67)
Special charges	—	(4)	—	(10)
Gain on business disposition	—	2	—	17
Income from continuing operations before income taxes	$263	$218	$495	$408
Note 10. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Aircraft	$856	$797	$1,502	$1,332
Aftermarket parts and services	428	364	822	694
Textron Aviation	1,284	1,161	2,324	2,026
Military aircraft and support programs	402	572	999	1,149
Commercial helicopters, parts and services	285	319	522	588
Bell	687	891	1,521	1,737
Textron Systems	293	333	566	661
Fuel systems and functional components	435	440	899	937
Specialized vehicles	436	354	810	682
Industrial	871	794	1,709	1,619
Textron eAviation	5	—	5	—
Finance	14	12	30	27
Total revenues	$3,154	$3,191	$6,155	$6,070

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended July 2, 2022
Customer type:
Commercial	$1,253	$279	$19	$862	$5	$14	$2,432
U.S. Government	31	408	274	9	—	—	722
Total revenues	$1,284	$687	$293	$871	$5	$14	$3,154
Geographic location:
United States	$776	$504	$268	$466	$1	$5	$2,020
Europe	239	43	10	185	3	—	480
Other international	269	140	15	220	1	9	654
Total revenues	$1,284	$687	$293	$871	$5	$14	$3,154
Three months ended July 3, 2021
Customer type:
Commercial	$1,127	$350	$67	$787	$—	$12	$2,343
U.S. Government	34	541	266	7	—	—	848
Total revenues	$1,161	$891	$333	$794	$—	$12	$3,191
Geographic location:
United States	$885	$677	$297	$406	$—	$6	$2,271
Europe	122	47	9	192	—	1	371
Other international	154	167	27	196	—	5	549
Total revenues	$1,161	$891	$333	$794	$—	$12	$3,191
Six months ended July 2, 2022
Customer type:
Commercial	$2,274	$513	$38	$1,697	$5	$30	$4,557
U.S. Government	50	1,008	528	12	—	—	1,598
Total revenues	$2,324	$1,521	$566	$1,709	$5	$30	$6,155
Geographic location:
United States	$1,508	$1,174	$514	$892	$1	$10	$4,099
Europe	358	71	18	375	3	1	826
Other international	458	276	34	442	1	19	1,230
Total revenues	$2,324	$1,521	$566	$1,709	$5	$30	$6,155
Six months ended July 3, 2021
Customer type:
Commercial	$1,973	$616	$125	$1,607	$—	$27	$4,348
U.S. Government	53	1,121	536	12	—	—	1,722
Total revenues	$2,026	$1,737	$661	$1,619	$—	$27	$6,070
Geographic location:
United States	$1,494	$1,293	$586	$784	$—	$14	$4,171
Europe	206	83	19	428	—	1	737
Other international	326	361	56	407	—	12	1,162
Total revenues	$2,026	$1,737	$661	$1,619	$—	$27	$6,070
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At July 2, 2022, we had $13.2 billion in remaining performance obligations of which we expect to recognize revenues of approximately 75% through 2023, an additional 21% through 2025, and the balance thereafter.

Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At July 2, 2022 and January 1, 2022, contract assets totaled $643 million and $717 million, respectively, and contract liabilities totaled $1.6 billion and $1.2 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $293 million and $170 million in the second quarter of 2022 and 2021, respectively, and $499 million and $448 million in the first half of 2022 and 2021, respectively, that were included in the contract liability balance at the beginning of each year.
Note 11. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit (income) cost for these plans are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Pension Benefits
Service cost	$27	$29	$54	$58
Interest cost	68	63	136	126
Expected return on plan assets	(153)	(144)	(306)	(288)
Amortization of net actuarial loss	22	38	44	77
Amortization of prior service cost	3	3	6	6
Net periodic benefit income*	$(33)	$(11)	$(66)	$(21)
Postretirement Benefits Other Than Pensions
Service cost	$—	$—	$1	$1
Interest cost	2	2	3	3
Amortization of net actuarial gain	(1)	—	(2)	(1)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Net periodic benefit cost	$—	$1	$—	$1
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $3 million and $3 million in the second quarter of 2022 and 2021, respectively, and $7 million and $6 million for the first half of 2022 and 2021, respectively.
Note 12. Special Charges
In the second quarter and first half of 2021, we recognized special charges of $4 million and $10 million, respectively, related to a restructuring plan initiated in 2020 in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. There were no special charges recorded in the second quarter and first half of 2022.
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at January 1, 2022	$19	$9	$28
Cash paid	(10)	(1)	(11)
Foreign currency translation	(1)	—	(1)
Balance at July 2, 2022	$8	$8	$16
The majority of the remaining cash outlays of $16 million is expected to be paid in the next nine months.
Note 13. Income Taxes
Our effective tax rate for the second quarter and first half of 2022 was 17.1% and 17.0%, respectively. In the second quarter and first half of 2022, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits.
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

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Revenues	$3,154	$3,191	(1)%	$6,155	$6,070	1%
Cost of sales	2,641	2,660	(1)%	5,133	5,060	1%
Gross margin as a % of Manufacturing revenues	15.9%	16.3%		16.2%	16.3%
Selling and administrative expense	278	314	(11)%	583	612	(5)%
During the first half of 2022, all of our manufacturing segments were impacted by labor shortages and ongoing global supply chain shortages and delays resulting from the continuation of the COVID-19 pandemic and the war in Ukraine. While our businesses are managing through these challenges, in some cases they have caused, and we expect will continue to cause, some manufacturing inefficiencies and delays in delivery of certain of our products to customers.
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 25.
Revenues
Revenues decreased $37 million in the second quarter of 2022, compared with the second quarter of 2021. The revenue decrease primarily included the following factors:

•Lower Bell revenues of $204 million, largely due to lower military revenues of $170 million, primarily in the H-1 program due to lower aircraft and spares production volume, reflecting lower demand, and lower commercial revenues of $34 million.
•Lower Textron Systems revenues of $40 million, largely due to lower volume of $44 million, which included a $39 million decrease from our Afghanistan fee-for-service and aircraft support contracts.
•Higher Textron Aviation revenues of $123 million, reflecting higher volume and mix of $79 million and higher pricing of $44 million.
•Higher Industrial revenues of $77 million, due to favorable impact from pricing of $64 million and higher volume and mix of $37 million, principally in the Specialized Vehicles product line, partially offset by $24 million from foreign exchange rate fluctuations.
Revenues increased $85 million in the first half of 2022, compared with the first half of 2021. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $298 million, reflecting higher volume and mix of $221 million and higher pricing of $77 million.
•Higher Industrial revenues of $90 million, largely due to favorable impact from pricing of $110 million, principally in the Specialized Vehicles product line, partially offset by $33 million from exchange rate fluctuations.
•Lower Bell revenues of $216 million, largely due to lower military revenues of $150 million, primarily in the H-1 program due to lower aircraft and spares production volume, reflecting lower demand, and lower commercial revenues of $66 million.
•Lower Textron Systems revenues of $95 million, largely due to lower volume of $103 million, which included a $78 million decrease from our Afghanistan fee-for-service and aircraft support contracts.
Cost of Sales and Selling and Administrative Expense
Cost of sales decreased $19 million in the second quarter of 2022, compared with the second quarter of 2021, largely due to lower net volume and mix described above, partially offset by inflation of $108 million, principally reflecting higher material cost in the Industrial and Textron Aviation segments. Gross margin as a percentage of Manufacturing revenues decreased 40 basis points in the second quarter of 2022 as higher margin at the Textron Aviation segment, reflecting higher volume and mix, was more than offset by lower margin at the other Manufacturing segments, primarily at the Bell Segment, reflecting lower volume and mix.
Cost of sales increased $73 million in the first half of 2022, compared with the first half of 2021, largely due to inflation of $181 million, principally reflecting higher material cost in the Industrial and Textron Aviation segments, partially offset by lower net volume and mix. Gross margin as a percentage of Manufacturing revenues decreased 10 basis points in the first half of 2022 as higher margin at the Textron Aviation segment, reflecting higher volume and mix, was offset by lower margin at the other Manufacturing segments.

Selling and administrative expense decreased $36 million, 11%, and $29 million, 5%, in the second quarter and first half of 2022, respectively, compared with the corresponding periods in 2021, primarily reflecting lower share-based compensation expense.
Non-service components of pension and postretirement income, net
In the second quarter of 2022, non-service components of pension and postretirement income, net increased by $21 million, 54%, to $60 million. In the first half of 2022, non-service components of pension and postretirement income, net increased by $42 million, 53%, to $121 million. The increase in both periods was primarily driven by an increase in the discount rate utilized for our domestic qualified pension plans and actual pension asset returns that exceeded our expected return on plan assets assumption.
Income Taxes
Our effective tax rate for the second quarter and first half of 2022 was 17.1% and 17.0%, respectively. In the second quarter and first half of 2022, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits.
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
Backlog
Our backlog is summarized below:

(In millions)	July 2, 2022	January 1, 2022
Textron Aviation	$5,830	$4,120
Bell	5,281	3,871
Textron Systems	2,061	2,144
Total backlog	$13,172	$10,135
Textron Aviation's backlog increased $1.7 billion, 42%, in the first half of 2022, reflecting orders in excess of deliveries. Backlog at Bell increased $1.4 billion, 36%, largely due to new orders in excess of deliveries and revenues recognized. Bell was awarded a $1.4 billion 5-year contract with the U.S. Government for spares and logistic support for the V-22 tiltrotor aircraft in the first quarter of 2022.
Segment Analysis
Through the first quarter of 2022, we operated in, and reported financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. Beginning in the second quarter of 2022, we formed a new reporting segment within the Manufacturing group, Textron eAviation. This new segment includes the operating results of Pipistrel, a manufacturer of electrically powered aircraft that we acquired on April 15, 2022, as discussed in Note 2 to the Consolidated Financial Statements, along with other research and development initiatives related to sustainable aviation solutions.
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
Textron Aviation

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Revenues:
Aircraft	$856	$797	7%	$1,502	$1,332	13%
Aftermarket parts and services	428	364	18%	822	694	18%
Total revenues	1,284	1,161	11%	2,324	2,026	15%
Operating expenses	1,129	1,065	6%	2,048	1,883	9%
Segment profit	$155	$96	61%	$276	$143	93%
Profit margin	12.1%	8.3%		11.9%	7.1%
Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q2 2022 versus Q2 2021	YTD 2022 versus YTD 2021
Volume and mix	$79	$221
Pricing	44	77
Total change	$123	$298
Textron Aviation’s revenues increased $123 million, 11%, in the second quarter of 2022, compared with the second quarter of 2021, reflecting higher volume and mix of $79 million and higher pricing of $44 million. The increase in volume and mix was largely due to higher Citation jet and aftermarket volume, partially offset by lower pre-owned volume. The higher aftermarket volume reflected increased aircraft utilization. We delivered 48 Citation jets and 35 commercial turboprops in the second quarter of 2022, compared with 44 Citation jets and 33 commercial turboprops in the second quarter of 2021.
Textron Aviation’s revenues increased $298 million, 15%, in the first half of 2022, compared with the first half of 2021, reflecting higher volume and mix of $221 million and higher pricing of $77 million. The increase in volume and mix was largely due to higher Citation jet, aftermarket and commercial turboprop volume, partially offset by lower pre-owned volume. The higher aftermarket volume reflected increased aircraft utilization. We delivered 87 Citation jets and 66 commercial turboprops in the first half of 2022, compared with 72 Citation jets and 47 commercial turboprops in the first half of 2021.
Textron Aviation’s operating expenses increased $64 million, 6%, and $165 million, 9%, in the second quarter and first half of 2022, respectively, compared with the corresponding periods of 2021, largely due to higher volume and mix described above and inflation of $29 million and $46 million, respectively.
Textron Aviation Segment Profit
The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q2 2022 versus Q2 2021	YTD 2022 versus YTD 2021
Volume and mix	$25	$80
Pricing, net of inflation	15	31
Performance	19	22
Total change	$59	$133
Segment profit at Textron Aviation increased $59 million, 61%, in the second quarter of 2022, compared with the second quarter of 2021, largely due to the impact from higher volume and mix of $25 million described above, a favorable impact from performance of $19 million and favorable pricing, net of inflation of $15 million.

Segment profit at Textron Aviation increased $133 million, 93%, in the first half of 2022, compared with the first half of 2021, largely due to the impact from higher volume and mix described above, favorable pricing, net of inflation of $31 million and a favorable impact from performance of $22 million.

Bell

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Revenues:
Military aircraft and support programs	$402	$572	(30)%	$999	$1,149	(13)%
Commercial helicopters, parts and services	285	319	(11)%	522	588	(11)%
Total revenues	687	891	(23)%	1,521	1,737	(12)%
Operating expenses	624	781	(20)%	1,360	1,522	(11)%
Segment profit	$63	$110	(43)%	$161	$215	(25)%
Profit margin	9.2%	12.3%		10.6%	12.4%
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
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q2 2022 versus Q2 2021	YTD 2022 versus YTD 2021
Volume and mix	$(217)	$(240)
Pricing	13	24
Total change	$(204)	$(216)
Bell’s revenues decreased $204 million, 23%, in the second quarter of 2022, compared with the second quarter of 2021, largely due to lower military revenues of $170 million, primarily in the H-1 program due to lower aircraft and spares production volume, reflecting lower demand. Commercial revenues decreased $34 million, primarily due to lower volume and mix. We delivered 34 commercial helicopters in the second quarter of 2022, compared with 47 commercial helicopters in the second quarter of 2021.
Bell’s revenues decreased $216 million, 12%, in the first half of 2022, compared with the first half of 2021, largely due to lower military revenues of $150 million, primarily in the H-1 program due to lower aircraft and spares production volume, reflecting lower demand. Commercial revenues decreased $66 million, primarily due to lower volume and mix. We delivered 59 commercial helicopters in the first half of 2022, compared with 64 commercial helicopters in the first half of 2021.
Bell’s operating expenses decreased $157 million, 20%, and $162 million, 11% in the second quarter and first half of 2022, respectively, compared with the corresponding periods of 2021, primarily due to lower volume and mix described above.
Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q2 2022 versus Q2 2021	YTD 2022 versus YTD 2021
Volume and mix	$(62)	$(72)
Performance	16	22
Inflation, net of pricing	(1)	(4)
Total change	$(47)	$(54)
Bell’s segment profit decreased $47 million, 43%, in the second quarter of 2022, compared with the second quarter of 2021, primarily reflecting lower volume and mix as described above, partially offset by a favorable impact from performance of $16 million. Performance included lower research and development costs, pension costs and selling and administrative expense of $26 million, partially offset by an unfavorable change in net program adjustments.

Bell’s segment profit decreased $54 million, 25%, in the first half of 2022, compared with the first half of 2021, primarily reflecting lower volume and mix described above, partially offset by a favorable impact from performance of $22 million. Performance included lower research and development costs, pension costs and selling and administrative expense of $57 million, partially offset by an unfavorable change in net program adjustments.
Textron Systems

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Revenues	$293	$333	(12)%	$566	$661	(14)%
Operating expenses	251	285	(12)%	491	562	(13)%
Segment profit	$42	$48	(13)%	$75	$99	(24)%
Profit margin	14.3%	14.4%		13.3%	15.0%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q2 2022 versus Q2 2021	YTD 2022 versus YTD 2021
Volume	$(44)	$(103)
Other	4	8
Total change	$(40)	$(95)
Textron Systems' revenues decreased $40 million, 12%, and $95 million, 14%, in the second quarter and first half of 2022, respectively, compared with the corresponding periods of 2021. Lower volume of $44 million and $103 million, respectively, included a decrease of $39 million and $78 million, respectively, from our Afghanistan fee-for-service and aircraft support contracts, primarily reflecting the impact from the U.S. Army’s withdrawal from Afghanistan.
Textron Systems’ operating expenses decreased $34 million, 12%, and $71 million, 13% in the second quarter and first half of 2022, respectively, compared with the corresponding periods of 2021, primarily related to lower net volume described above.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q2 2022 versus Q2 2021	YTD 2022 versus YTD 2021
Volume and mix	$(4)	$(15)
Performance and other	(2)	(9)
Total change	$(6)	$(24)
Textron Systems’ segment profit decreased $6 million, 13%, in the second quarter of 2022, compared with the second quarter of 2021, primarily due to lower volume and mix of $4 million described above.
Textron Systems’ segment profit decreased $24 million, 24%, in the first half of 2022, compared with the first half of 2021, due to lower volume and mix of $15 million described above and an unfavorable impact from performance and other of $9 million.

Industrial

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Revenues:
Fuel systems and functional components	$435	$440	(1)%	$899	$937	(4)%
Specialized vehicles	436	354	23%	810	682	19%
Total revenues	871	794	10%	1,709	1,619	6%
Operating expenses	830	762	9%	1,625	1,540	6%
Segment profit	$41	$32	28%	$84	$79	6%
Profit margin	4.7%	4.0%		4.9%	4.9%
Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q2 2022 versus Q2 2021	YTD 2022 versus YTD 2021
Pricing	$64	$110
Volume and mix	37	13
Foreign exchange	(24)	(33)
Total change	$77	$90
Industrial segment revenues increased $77 million, 10%, in the second quarter of 2022, compared with the second quarter of 2021, primarily due to a $64 million favorable impact from pricing and $37 million from higher volume and mix, principally in the Specialized Vehicles product line, partially offset by $24 million from foreign exchange rate fluctuations, primarily related to the Euro.
Industrial segment revenues increased $90 million, 6%, in the first half of 2022, compared with the first half of 2021, primarily due to a $110 million favorable impact from pricing, principally in the Specialized Vehicles product line, partially offset by $33 million from foreign exchange rate fluctuations, primarily related to the Euro. Higher volume and mix in the Specialized Vehicles product line was partially offset by lower volume and mix in the Fuel Systems and Functional Components product line, primarily due to the impact of global supply chain shortages on our original equipment manufacturer customers.
Industrial's operating expenses increased $68 million, 9%, in the second quarter of 2022, compared with the second quarter of 2021, primarily reflecting inflation of $70 million, largely in material costs, and the impact of higher volume and mix described above, partially offset by a favorable impact of $22 million from foreign exchange rate fluctuations.
Industrial's operating expenses increased $85 million, 6%, in the first half of 2022, compared with the first half of 2021, primarily reflecting inflation of $115 million, largely in material costs, partially offset by a favorable impact of $30 million from foreign exchange rate fluctuations.
Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q2 2022 versus Q2 2021	YTD 2022 versus YTD 2021
Performance	$6	$8
Volume and mix	11	5
Inflation, net of pricing	(6)	(5)
Foreign exchange	(2)	(3)
Total change	$9	$5
Segment profit for the Industrial segment increased $9 million, 28%, in the second quarter of 2022, compared with the second quarter of 2021, primarily due to higher volume and mix of $11 million described above and favorable performance of $6 million, partially offset by inflation, net of pricing of $6 million.

Segment profit for the Industrial segment increased $5 million, 6%, in the first half of 2022, compared with the first half of 2021, primarily due to favorable performance of $8 million and higher volume and mix of $5 million described above, partially offset by inflation, net of pricing of $5 million.
Textron eAviation
In the second quarter of 2022, Textron eAviation segment revenues and segment loss totaled $5 million and $8 million, respectively, which reflected the operating results of Pipistrel since its acquisition along with research and development costs for initiatives related to the development of sustainable aviation solutions.
Finance

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues	$14	$12	$30	$27
Segment profit	10	3	19	9
Finance segment revenues increased $2 million and $3 million in the second quarter and first half of 2022, respectively, compared with the corresponding periods of 2021, and segment profit increased $7 million and $10 million, respectively. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	July 2, 2022	January 1, 2022
Finance receivables	$586	$630
Allowance for credit losses	25	25
Ratio of allowance for credit losses to finance receivables	4.27%	3.97%
Nonaccrual finance receivables	68	94
Ratio of nonaccrual finance receivables to finance receivables	11.60%	14.92%
60+ days contractual delinquency	5	1
60+ days contractual delinquency as a percentage of finance receivables	0.85%	0.16%
We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts. Key portfolio quality indicators are discussed in Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources
Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron consolidated with its majority-owned subsidiaries that operate in the Textron Aviation, Bell, Textron Systems and Industrial segments along with Textron eAviation, a new segment formed at the beginning of the second quarter of 2022. The Finance group, which also is the Finance segment, consists of Textron Financial Corporation and its consolidated subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group.  Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance.  To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	July 2, 2022	January 1, 2022
Manufacturing group
Cash and equivalents	$1,764	$1,922
Debt	3,184	3,185
Shareholders’ equity	6,801	6,815
Capital (debt plus shareholders’ equity)	9,985	10,000
Net debt (net of cash and equivalents) to capital	17%	16%
Debt to capital	32%	32%
Finance group
Cash and equivalents	$77	$195
Debt	382	582
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
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2024, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. There were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility at both July 2, 2022 and January 1, 2022.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Operating activities	$589	$679
Investing activities	(269)	(90)
Financing activities	(449)	(740)
In the first half of 2022, cash flows from operating activities decreased $90 million to $589 million, compared with $679 million in the first half of 2021, primarily due to an increase in income tax payments of $140 million, largely resulting from a change in tax legislation. Effective at the beginning of 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. Without the option to deduct these expenses in the year incurred, our tax payments are expected to increase by approximately $300 million for the full year of 2022, depending on the final amount of research and development expenses incurred during the year.

Cash flows used in investing activities in the first half of 2022 included $198 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition discussed in Note 2 to the Consolidated Financial Statements, and $114 million of capital expenditures. Investing activities in the first half of 2021 included $128 million of capital expenditures, partially offset by $38 million of net proceeds from the disposition of TRU Simulation + Training Canada Inc.
Cash flows used in financing activities in the first half of 2022 included $439 million of cash paid to repurchase an aggregate of 6.6 million shares of our common stock. In the first half of 2021, cash flows used in financing activities included $519 million of payments on long-term debt and $287 million of cash paid to repurchase an aggregate of 4.8 million shares of our common stock.
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
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Operating activities	$(9)	$5
Investing activities	100	114
Financing activities	(209)	(34)
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $79 million and $137 million in the first half of 2022 and 2021, respectively, and finance receivable originations of $23 million and $29 million, respectively. Cash flows provided by investing activities in the first half of 2022 also included $44 million of other investing activities, largely related to proceeds from the sale of operating lease assets.  In the first half of 2022 and 2021, financing activities included payments on long-term and nonrecourse debt of $209 million and $34 million, respectively.
Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Operating activities	$615	$773
Investing activities	(204)	(65)
Financing activities	(658)	(774)
In the first half of 2022, cash flows from operating activities decreased $158 million to $615 million, compared with $773 million in the first half of 2021, primarily due to an increase in income tax payments of $151 million, largely resulting from a change in tax legislation discussed above.
Cash flows used in investing activities in the first half of 2022 included $198 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition, and $114 million of capital expenditures, partially offset by $44 million of other investing activities, which included proceeds from the sale of operating lease assets. Investing activities in the first half of 2021 included $128 million of capital expenditures, partially offset by $38 million of net proceeds from the disposition of TRU Simulation + Training Canada Inc.
Cash flows used in financing activities in the first half of 2022 included $439 million of cash paid to repurchase shares of our outstanding common stock and $223 million of payments on long-term debt. In the first half of 2021, cash flows used in financing activities included $553 million of payments on long-term debt and $287 million of cash paid to repurchase shares of our outstanding common stock.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Reclassification adjustments from investing activities to operating activities:
Cash received from customers	$58	$118
Finance receivable originations for Manufacturing group inventory sales	(23)	(29)
Total reclassification adjustments from investing activities to operating activities	$35	$89
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

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross favorable	$25	$40	$41	$76
Gross unfavorable	(29)	(25)	(62)	(47)
Net adjustments	$(4)	$15	$(21)	$29

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
•Risks and uncertainties related to the ongoing impact of the COVID-19 pandemic and the war between Russia and Ukraine on our business and operations; and
•The ability of our businesses to hire and retain the highly skilled personnel necessary for our businesses to succeed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended July 2, 2022. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 2, 2022. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of July 2, 2022.
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 23, 2022, as a result of a mediation process overseen by an independent mediator, the Parties entered into a settlement agreement, subject to court approval, to settle plaintiff’s claims for an amount not material to Textron. Neither Textron nor any of the other defendants admitted any wrongdoing with respect to the allegations in the case.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our second quarter of 2022 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
April 3, 2022 – May 7, 2022	1,030	$71.09	1,030	21,725
May 8, 2022 – June 4, 2022	1,560	64.16	1,560	20,165
June 5, 2022 – July 2, 2022	1,775	61.31	1,775	18,390
Total	4,365	$64.64	4,365
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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 28, 2022	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)