Form 10-Q
period 2022-10-01
TEXTRON INC
filed 2022-10-27
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 14, 2022, there were 208,771,472 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended October 1, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues
Manufacturing product revenues	$2,608	$2,551	$7,745	$7,620
Manufacturing service revenues	459	428	1,447	1,402
Finance revenues	11	11	41	38
Total revenues	3,078	2,990	9,233	9,060
Costs, expenses and other
Cost of products sold	2,243	2,173	6,616	6,505
Cost of services sold	341	313	1,101	1,041
Selling and administrative expense	258	283	841	895
Interest expense	31	33	96	109
Non-service components of pension and postretirement income, net	(59)	(40)	(180)	(119)
Special charges	—	10	—	20
Gain on business disposition	—	—	—	(17)
Total costs, expenses and other	2,814	2,772	8,474	8,434
Income from continuing operations before income taxes	264	218	759	626
Income tax expense	39	33	123	86
Income from continuing operations	225	185	636	540
Loss from discontinued operations	—	—	(1)	(1)
Net income	$225	$185	$635	$539
Basic Earnings per share
Continuing operations	$1.06	$0.83	$2.96	$2.39
Diluted Earnings per share
Continuing operations	$1.06	$0.82	$2.94	$2.37
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$225	$185	$635	$539
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	18	30	52	90
Foreign currency translation adjustments, net of reclassifications	(97)	(19)	(201)	(22)
Deferred gains (losses) on hedge contracts, net of reclassifications	(8)	(5)	(4)	1
Other comprehensive income (loss)	(87)	6	(153)	69
Comprehensive income	$138	$191	$482	$608
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	October 1, 2022	January 1, 2022
Assets
Manufacturing group
Cash and equivalents	$1,817	$1,922
Accounts receivable, net	836	838
Inventories	3,817	3,468
Other current assets	943	1,018
Total current assets	7,413	7,246
Property, plant and equipment, less accumulated depreciation and amortization of $4,972 and $4,888, respectively	2,443	2,538
Goodwill	2,262	2,149
Other assets	3,173	3,027
Total Manufacturing group assets	15,291	14,960
Finance group
Cash and equivalents	67	195
Finance receivables, net	566	605
Other assets	32	67
Total Finance group assets	665	867
Total assets	$15,956	$15,827
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$7	$6
Accounts payable	887	786
Other current liabilities	2,733	2,344
Total current liabilities	3,627	3,136
Other liabilities	1,930	2,005
Long-term debt	3,176	3,179
Total Manufacturing group liabilities	8,733	8,320
Finance group
Other liabilities	81	110
Debt	380	582
Total Finance group liabilities	461	692
Total liabilities	9,194	9,012
Shareholders’ equity
Common stock	28	28
Capital surplus	1,980	1,863
Treasury stock	(796)	(157)
Retained earnings	6,492	5,870
Accumulated other comprehensive loss	(942)	(789)
Total shareholders’ equity	6,762	6,815
Total liabilities and shareholders’ equity	$15,956	$15,827
Common shares outstanding (in thousands)	209,067	216,935
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended October 1, 2022 and October 2, 2021, respectively

	Consolidated
(In millions)	2022	2021
Cash flows from operating activities
Income from continuing operations	$636	$540
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	288	285
Deferred income taxes	(183)	7
Gain on business disposition	—	(17)
Other, net	77	85
Changes in assets and liabilities:
Accounts receivable, net	(23)	8
Inventories	(353)	(164)
Other assets	105	(11)
Accounts payable	116	1
Other liabilities	344	323
Income taxes, net	44	26
Pension, net	(123)	(62)
Captive finance receivables, net	29	152
Other operating activities, net	6	1
Net cash provided by operating activities of continuing operations	963	1,174
Net cash used in operating activities of discontinued operations	(2)	(1)
Net cash provided by operating activities	961	1,173
Cash flows from investing activities
Capital expenditures	(192)	(204)
Net cash used in business acquisitions	(201)	—
Net proceeds from corporate-owned life insurance policies	23	—
Proceeds from sale of property, plant and equipment	21	3
Net proceeds from business disposition	—	38
Finance receivables repaid	21	19
Other investing activities, net	44	17
Net cash used in investing activities	(284)	(127)
Cash flows from financing activities
Decrease in short-term debt	(15)	—
Principal payments on long-term debt and nonrecourse debt	(227)	(615)
Purchases of Textron common stock	(639)	(586)
Dividends paid	(13)	(14)
Proceeds from options exercised	36	105
Other financing activities, net	(3)	(2)
Net cash used in financing activities	(861)	(1,112)
Effect of exchange rate changes on cash and equivalents	(49)	(6)
Net decrease in cash and equivalents	(233)	(72)
Cash and equivalents at beginning of period	2,117	2,254
Cash and equivalents at end of period	$1,884	$2,182
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended October 1, 2022 and October 2, 2021, respectively

	Manufacturing Group		Finance Group
(In millions)	2022	2021	2022	2021
Cash flows from operating activities
Income from continuing operations	$615	$537	$21	$3
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	287	277	1	8
Deferred income taxes	(168)	9	(15)	(2)
Gain on business disposition	—	(17)	—	—
Other, net	85	93	(8)	(8)
Changes in assets and liabilities:
Accounts receivable, net	(23)	8	—	—
Inventories	(353)	(164)	—	—
Other assets	105	(10)	—	(1)
Accounts payable	116	1	—	—
Other liabilities	356	323	(12)	—
Income taxes, net	42	16	2	10
Pension, net	(123)	(62)	—	—
Other operating activities, net	6	1	—	—
Net cash provided by (used in) operating activities of continuing operations	945	1,012	(11)	10
Net cash used in operating activities of discontinued operations	(2)	(1)	—	—
Net cash provided by (used in) operating activities	943	1,011	(11)	10
Cash flows from investing activities
Capital expenditures	(192)	(204)	—	—
Net cash used in business acquisitions	(201)	—	—	—
Net proceeds from corporate-owned life insurance policies	23	—	—	—
Proceeds from sale of property, plant and equipment	21	3	—	—
Net proceeds from business disposition	—	38	—	—
Finance receivables repaid	—	—	108	205
Finance receivables originated	—	—	(58)	(34)
Other investing activities, net	—	—	44	17
Net cash provided by (used in) investing activities	(349)	(163)	94	188
Cash flows from financing activities
Decrease in short-term debt	(15)	—	—	—
Principal payments on long-term debt and nonrecourse debt	(16)	(522)	(211)	(93)
Purchases of Textron common stock	(639)	(586)	—	—
Dividends paid	(13)	(14)	—	—
Proceeds from options exercised	36	105	—	—
Other financing activities, net	(3)	(2)	—	—
Net cash used in financing activities	(650)	(1,019)	(211)	(93)
Effect of exchange rate changes on cash and equivalents	(49)	(6)	—	—
Net increase (decrease) in cash and equivalents	(105)	(177)	(128)	105
Cash and equivalents at beginning of period	1,922	2,146	195	108
Cash and equivalents at end of period	$1,817	$1,969	$67	$213
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
In the third quarter of 2022, our cumulative catch-up adjustments decreased segment profit by $3 million and net income by $2 million, $0.01 per diluted share. In the third quarter of 2021, our cumulative catch-up adjustments increased segment profit by $25 million and net income by $19 million, $0.08 per diluted share. Gross favorable profit adjustments totaled $25 million and $43 million in the third quarter of 2022 and 2021, respectively, and gross unfavorable profit adjustments totaled $28 million and $18 million, respectively. We reduced revenues by $2 million and recognized revenues of $27 million in the third quarter of 2022 and 2021, respectively, from performance obligations satisfied in prior periods that related to changes in profit booking rates.
In the first nine months of 2022, our cumulative catch-up adjustments decreased segment profit by $24 million and net income by $18 million, $0.08 per diluted share. In the first nine months of 2021, our cumulative catch-up adjustments increased segment profit by $54 million and net income by $41 million, $0.18 per diluted share. Gross favorable profit adjustments totaled $66 million and $119 million in the first nine months of 2022 and 2021, respectively, and gross unfavorable profit adjustments totaled $90 million and $65 million, respectively. We reduced revenues by $35 million and recognized revenues of $65 million in the first nine months of 2022 and 2021, respectively, from performance obligations satisfied in prior periods that related to changes in profit booking rates.

Note 2. Business Acquisition
On April 15, 2022, we acquired Pipistrel, a manufacturer of electrically powered aircraft, for a cash purchase price of $239 million, which included the assumption of $35 million of debt and other contractual obligations under the agreement and a final fixed payment of $21 million due in 2024. Beginning in the second quarter of 2022, this business is included in a new reporting segment, Textron eAviation, which combines the operating results of Pipistrel along with other research and development initiatives related to sustainable aviation solutions.
We allocated the purchase price for this business to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date and recorded $141 million in goodwill, related to expected synergies and the value of the assembled workforce, and $76 million in intangible assets, primarily developed technologies. The intangible assets were primarily valued using the relief-from-royalty method. This method utilizes significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and requires us to make estimates and assumptions about sales, growth rates, royalty rates and discount rates based on marketplace data.
Note 3. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	October 1, 2022	January 1, 2022
Commercial	$778	$704
U.S. Government contracts	82	158
	860	862
Allowance for credit losses	(24)	(24)
Total accounts receivable, net	$836	$838
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	October 1, 2022	January 1, 2022
Finance receivables	$590	$630
Allowance for credit losses	(24)	(25)
Total finance receivables, net	$566	$605
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

Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	October 1, 2022	January 1, 2022
Performing	$540	$536
Nonaccrual	50	94
Nonaccrual as a percentage of finance receivables	8.47%	14.92%
Current and less than 31 days past due	$580	$624
31-60 days past due	5	5
61-90 days past due	4	—
Over 90 days past due	1	1
60+ days contractual delinquency as a percentage of finance receivables	0.85%	0.16%
At October 1, 2022, 43% of our performing finance receivables were originated since the beginning of 2020 and 25% were originated from 2017 to 2019. For finance receivables categorized as nonaccrual, 80% were originated from 2017 to 2019.
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

(In millions)	October 1, 2022	January 1, 2022
Finance receivables evaluated collectively	$454	$441
Finance receivables evaluated individually	50	94
Allowance for credit losses based on collective evaluation	21	21
Allowance for credit losses based on individual evaluation	3	4
Impaired finance receivables with specific allowance for credit losses	$17	$33
Impaired finance receivables with no specific allowance for credit losses	33	61
Unpaid principal balance of impaired finance receivables	64	109
Allowance for credit losses on impaired finance receivables	3	4
Average recorded investment of impaired finance receivables	72	117
Note 4. Inventories
Inventories are composed of the following:

(In millions)	October 1, 2022	January 1, 2022
Finished goods	$1,084	$1,071
Work in process	1,754	1,548
Raw materials and components	979	849
Total inventories	$3,817	$3,468

Note 5. Warranty Liability
Changes in our warranty liability are as follows:

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Beginning of period	$127	$119
Provision	51	49
Settlements	(46)	(52)
Adjustments*	11	5
End of period	$143	$121
* Adjustments include changes to prior year estimates, new issues on prior year sales, acquisitions and currency translation adjustments.

Note 6. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide through operating leases. Our operating leases have remaining lease terms up to 26 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $17 million and $17 million in the third quarter of 2022 and 2021, respectively, and $51 million and $49 million in the first nine months of 2022 and 2021, respectively. Variable and short-term lease costs were not significant. Cash paid for operating leases totaled $51 million and $49 million in the first nine months of 2022 and 2021, respectively, and is classified in cash flows from operating activities. Noncash transactions totaled $34 million and $81 million in the first nine months of 2022 and 2021, respectively, reflecting the recognition of operating lease assets and liabilities for new or extended leases.
Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	October 1, 2022	January 1, 2022
Other assets	$360	$374
Other current liabilities	56	56
Other liabilities	311	325
Weighted-average remaining lease term (in years)	10.1	10.5
Weighted-average discount rate	3.64%	3.19%
At October 1, 2022, maturities of our operating lease liabilities on an undiscounted basis totaled $18 million for the remainder of 2022, $67 million for 2023, $57 million for 2024, $49 million for 2025, $37 million for 2026 and $228 million thereafter.
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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.  At October 1, 2022 and January 1, 2022, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $327 million and $272 million, respectively. At October 1, 2022, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $15 million liability. At January 1, 2022, the fair value amounts of our foreign currency exchange contracts were a $4 million asset and a $3 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. At October 1, 2022, we had a swap agreement for a notional amount of $272 million with a maturity of August 2023, and a swap agreement for a notional amount of $25 million, maturing in June 2025, with a combined fair value of a $9 million asset. At January 1, 2022, we had a swap agreement for a notional amount of $289 million with a maturity of August 2023 and an insignificant fair value. The fair value of these swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	October 1, 2022		January 1, 2022
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,177)	$(2,826)	$(3,181)	$(3,346)
Finance group
Finance receivables, excluding leases	391	363	413	444
Debt	(380)	(294)	(582)	(546)
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

Note 8. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended October 1, 2022
Beginning of period	$28	$1,953	$(596)	$6,271	$(855)	$6,801
Net income	—	—	—	225	—	225
Other comprehensive loss	—	—	—	—	(87)	(87)
Share-based compensation activity	—	27	—	—	—	27
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock	—	—	(200)	—	—	(200)
End of period	$28	$1,980	$(796)	$6,492	$(942)	$6,762
Three months ended October 2, 2021
Beginning of period	$29	$1,920	$(490)	$6,318	$(1,676)	$6,101
Net income	—	—	—	185	—	185
Other comprehensive income	—	—	—	—	6	6
Share-based compensation activity	—	49	—	—	—	49
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(299)	—	—	(299)
End of period	$29	$1,969	$(789)	$6,498	$(1,670)	$6,037
Nine months ended October 1, 2022
Beginning of period	$28	$1,863	$(157)	$5,870	$(789)	$6,815
Net income	—	—	—	635	—	635
Other comprehensive loss	—	—	—	—	(153)	(153)
Share-based compensation activity	—	117	—	—	—	117
Dividends declared	—	—	—	(13)	—	(13)
Purchases of common stock	—	—	(639)	—	—	(639)
End of period	$28	$1,980	$(796)	$6,492	$(942)	$6,762
Nine months ended October 2, 2021
Beginning of period	$29	$1,785	$(203)	$5,973	$(1,739)	$5,845
Net income	—	—	—	539	—	539
Other comprehensive income	—	—	—	—	69	69
Share-based compensation activity	—	184	—	—	—	184
Dividends declared	—	—	—	(14)	—	(14)
Purchases of common stock	—	—	(586)	—	—	(586)
End of period	$29	$1,969	$(789)	$6,498	$(1,670)	$6,037
Dividends per share of common stock were $0.02 for both the third quarter of 2022 and 2021 and $0.06 for both the first nine months of 2022 and 2021.
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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Basic weighted-average shares outstanding	211,307	223,663	214,301	225,545
Dilutive effect of stock options	1,833	2,827	2,167	2,250
Diluted weighted-average shares outstanding	213,140	226,490	216,468	227,795

For both the third quarter and first nine months of 2022, stock options to purchase 1.0 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive. For the first nine months of 2021, stock options to purchase 1.4 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(799)	$9	$1	$(789)
Other comprehensive loss before reclassifications	—	(201)	(4)	(205)
Reclassified from Accumulated other comprehensive loss	52	—	—	52
Balance at October 1, 2022	$(747)	$(192)	$(3)	$(942)
Balance at January 2, 2021	$(1,780)	$42	$(1)	$(1,739)
Other comprehensive loss before reclassifications	—	(36)	2	(34)
Reclassified from Accumulated other comprehensive loss	90	14	(1)	103
Balance at October 2, 2021	$(1,690)	$20	$—	$(1,670)
The before and after-tax components of Other comprehensive income (loss) are presented below:

	October 1, 2022			October 2, 2021
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$21	$(4)	$17	$38	$(9)	$29
Amortization of prior service cost*	2	(1)	1	2	(1)	1
Pension and postretirement benefits adjustments, net	23	(5)	18	40	(10)	30
Foreign currency translation adjustments	(97)	—	(97)	(19)	—	(19)
Deferred losses on hedge contracts:
Current deferrals	(11)	3	(8)	(6)	2	(4)
Reclassification adjustments	—	—	—	(1)	—	(1)
Deferred losses on hedge contracts, net	(11)	3	(8)	(7)	2	(5)
Total	$(85)	$(2)	$(87)	$14	$(8)	$6
Nine Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial loss*	$63	$(15)	$48	$114	$(27)	$87
Amortization of prior service cost*	6	(2)	4	6	(3)	3
Pension and postretirement benefits adjustments, net	69	(17)	52	120	(30)	90
Foreign currency translation adjustments:
Foreign currency translation adjustments	(201)	—	(201)	(36)	—	(36)
Business disposition	—	—	—	14	—	14
Foreign currency translation adjustments, net	(201)	—	(201)	(22)	—	(22)
Deferred gains (losses) on hedge contracts:
Current deferrals	(6)	2	(4)	1	1	2
Reclassification adjustments	—	—	—	(1)	—	(1)
Deferred gains (losses) on hedge contracts, net	(6)	2	(4)	—	1	1
Total	$(138)	$(15)	$(153)	$98	$(29)	$69
*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost (income). See Note 15 of our 2021 Annual Report on Form 10-K for additional information.
Note 9. Segment Information
Through the first quarter of 2022, we operated in, and reported financial information for, the following five business segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. Beginning in the second quarter of 2022, we formed a new reporting segment within the Manufacturing group, Textron eAviation, which includes the operating results of Pipistrel, a manufacturer of electrically powered aircraft that we acquired on April 15, 2022, as discussed in Note 2, along with other research and development initiatives related to sustainable aviation solutions. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments includes non-service components of net periodic benefit cost/(income) and excludes interest expense, certain corporate expenses, gains/losses on major business dispositions and special charges. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.
Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are included in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues
Textron Aviation	$1,167	$1,181	$3,491	$3,207
Bell	754	769	2,275	2,506
Textron Systems	292	299	858	960
Industrial	849	730	2,558	2,349
Textron eAviation	5	—	10	—
Finance	11	11	41	38
Total revenues	$3,078	$2,990	$9,233	$9,060
Segment Profit
Textron Aviation	$139	$98	$415	$241
Bell	85	105	246	320
Textron Systems	37	45	112	144
Industrial	39	23	123	102
Textron eAviation	(8)	—	(16)	—
Finance	7	8	26	17
Segment profit	299	279	906	824
Corporate expenses and other, net	(14)	(23)	(70)	(100)
Interest expense, net for Manufacturing group	(21)	(28)	(77)	(95)
Special charges	—	(10)	—	(20)
Gain on business disposition	—	—	—	17
Income from continuing operations before income taxes	$264	$218	$759	$626
Note 10. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Aircraft	$733	$814	$2,235	$2,146
Aftermarket parts and services	434	367	1,256	1,061
Textron Aviation	1,167	1,181	3,491	3,207
Military aircraft and support programs	376	488	1,375	1,637
Commercial helicopters, parts and services	378	281	900	869
Bell	754	769	2,275	2,506
Textron Systems	292	299	858	960
Fuel systems and functional components	436	382	1,335	1,319
Specialized vehicles	413	348	1,223	1,030
Industrial	849	730	2,558	2,349
Textron eAviation	5	—	10	—
Finance	11	11	41	38
Total revenues	$3,078	$2,990	$9,233	$9,060

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended October 1, 2022
Customer type:
Commercial	$1,134	$362	$70	$849	$5	$11	$2,431
U.S. Government	33	392	222	—	—	—	647
Total revenues	$1,167	$754	$292	$849	$5	$11	$3,078
Geographic location:
United States	$872	$534	$261	$470	$3	$3	$2,143
Europe	93	47	10	153	1	1	305
Other international	202	173	21	226	1	7	630
Total revenues	$1,167	$754	$292	$849	$5	$11	$3,078
Three months ended October 2, 2021
Customer type:
Commercial	$1,149	$278	$62	$730	$—	$11	$2,230
U.S. Government	32	491	237	—	—	—	760
Total revenues	$1,181	$769	$299	$730	$—	$11	$2,990
Geographic location:
United States	$915	$569	$266	$377	$—	$7	$2,134
Europe	97	48	10	160	—	—	315
Other international	169	152	23	193	—	4	541
Total revenues	$1,181	$769	$299	$730	$—	$11	$2,990
Nine months ended October 1, 2022
Customer type:
Commercial	$3,408	$875	$201	$2,549	$10	$41	$7,084
U.S. Government	83	1,400	657	9	—	—	2,149
Total revenues	$3,491	$2,275	$858	$2,558	$10	$41	$9,233
Geographic location:
United States	$2,380	$1,708	$775	$1,362	$4	$13	$6,242
Europe	451	118	28	528	4	2	1,131
Other international	660	449	55	668	2	26	1,860
Total revenues	$3,491	$2,275	$858	$2,558	$10	$41	$9,233
Nine months ended October 2, 2021
Customer type:
Commercial	$3,122	$894	$187	$2,337	$—	$38	$6,578
U.S. Government	85	1,612	773	12	—	—	2,482
Total revenues	$3,207	$2,506	$960	$2,349	$—	$38	$9,060
Geographic location:
United States	$2,409	$1,862	$852	$1,161	$—	$21	$6,305
Europe	303	131	29	588	—	1	1,052
Other international	495	513	79	600	—	16	1,703
Total revenues	$3,207	$2,506	$960	$2,349	$—	$38	$9,060
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At October 1, 2022, we had $13.2 billion in remaining performance obligations of which we expect to recognize revenues of approximately 70% through 2023, an additional 26% through 2025, and the balance thereafter.

Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At October 1, 2022 and January 1, 2022, contract assets totaled $636 million and $717 million, respectively, and contract liabilities totaled $1.7 billion and $1.2 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $130 million and $51 million in the third quarter of 2022 and 2021, respectively, and $629 million and $499 million in the first nine months of 2022 and 2021, respectively, that were included in the contract liability balance at the beginning of each year.
Note 11. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Pension Benefits
Service cost	$27	$29	$81	$87
Interest cost	69	62	205	188
Expected return on plan assets	(152)	(143)	(458)	(431)
Amortization of net actuarial loss	22	39	66	116
Amortization of prior service cost	3	4	9	10
Net periodic benefit income*	$(31)	$(9)	$(97)	$(30)
Postretirement Benefits Other Than Pensions
Service cost	$1	$1	$2	$2
Interest cost	1	1	4	4
Amortization of net actuarial gain	(1)	(1)	(3)	(2)
Amortization of prior service credit	(1)	(2)	(3)	(4)
Net periodic benefit income	$—	$(1)	$—	$—
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $2 million and $2 million in the third quarter of 2022 and 2021, respectively, and $9 million and $8 million for the first nine months of 2022 and 2021, respectively.
Note 12. Special Charges
In the third quarter and first nine months of 2021, we recognized special charges of $10 million and $20 million, respectively, related to a restructuring plan initiated in 2020 in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. There were no special charges recorded in the third quarter and first nine months of 2022.
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at January 1, 2022	$19	$9	$28
Cash paid	(11)	(2)	(13)
Foreign currency translation	(2)	—	(2)
Balance at October 1, 2022	$6	$7	$13
The majority of the remaining cash outlays of $13 million is expected to be paid in the next six months.
Note 13. Income Taxes
Our effective tax rate for the third quarter and first nine months of 2022 was 14.8% and 16.2%, respectively. In the third quarter and first nine months of 2022, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign derived intangible income. In the third quarter of 2022, these benefits were partially offset by a $13 million provision for withholding taxes due to the planned repatriation of cash related to a non-U.S. jurisdiction.
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

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Revenues	$3,078	$2,990	3%	$9,233	$9,060	2%
Cost of sales	2,584	2,486	4%	7,717	7,546	2%
Gross margin as a % of Manufacturing revenues	15.7%	16.5%		16.0%	16.4%
Selling and administrative expense	258	283	(9)%	841	895	(6)%
During the first nine months of 2022, all of our manufacturing segments were impacted by labor shortages and ongoing global supply chain shortages and delays resulting from the continuation of the COVID-19 pandemic and the war in Ukraine. While our businesses are managing through these challenges, in some cases they have caused, and we expect will continue to cause, some manufacturing inefficiencies and delays in delivery of certain of our products to customers.
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 25.
Revenues
Revenues increased $88 million, 3%, in the third quarter of 2022, compared with the third quarter of 2021. The revenue increase primarily included the following factors:
•Higher Industrial revenues of $119 million due to higher volume and mix of $95 million, largely in the Fuel Systems and Functional Components product line, and a favorable impact from pricing of $58 million, principally in the Specialized Vehicles product line, partially offset by an unfavorable impact from foreign exchange rate fluctuations of $34 million.
•Lower Bell revenues of $15 million due to lower military revenues of $112 million, primarily in the H-1 program due to lower aircraft and spares production volume, reflecting lower demand, partially offset by higher commercial revenues of $97 million, primarily due to higher volume and mix.
•Lower Textron Aviation revenues of $14 million, reflecting lower volume and mix of $73 million, partially offset by higher pricing of $59 million.
•Lower Textron Systems revenues of $7 million, largely due to lower volume of $13 million, which included a $15 million decrease from our Afghanistan fee-for-service and aircraft support contracts.
Revenues increased $173 million, 2%, in the first nine months of 2022, compared with the first nine months of 2021. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $284 million, reflecting higher volume and mix of $148 million and higher pricing of $136 million.
•Higher Industrial revenues of $209 million due to a favorable impact from pricing of $168 million, principally in the Specialized Vehicles product line, and higher volume and mix of $108 million in both product lines, partially offset by an unfavorable impact from exchange rate fluctuations of $67 million.
•Lower Bell revenues of $231 million due to lower military revenues of $262 million, primarily in the H-1 program due to lower aircraft and spares production volume, reflecting lower demand, partially offset by higher commercial revenues of $31 million, primarily due to higher pricing.
•Lower Textron Systems revenues of $102 million, largely due to lower volume of $116 million, which included a $83 million decrease from our Afghanistan fee-for-service and aircraft support contracts.
Cost of Sales and Selling and Administrative Expense
Cost of sales increased $98 million, 4%, in the third quarter of 2022, compared with the third quarter of 2021, largely due to inflation of $93 million, principally reflecting higher material cost in the Industrial and Textron Aviation segments. Gross margin as a percentage of Manufacturing revenues decreased 80 basis points in the third quarter of 2022 as higher margin at the Textron Aviation segment, largely reflecting favorable pricing, was more than offset by lower margin at the other Manufacturing segments, primarily at the Bell and Textron Systems segments, reflecting lower volume and mix.
Cost of sales increased $171 million, 2%, in the first nine months of 2022, compared with the first nine months of 2021, largely due to inflation of $274 million, principally reflecting higher material cost in the Industrial and Textron Aviation segments, partially offset by lower net volume and mix. Gross margin as a percentage of Manufacturing revenues decreased 40 basis points in the first nine months of 2022 as higher margin at the Textron Aviation segment, reflecting higher volume and mix and pricing, was more than offset by lower margin at the other Manufacturing segments.

Selling and administrative expense decreased $25 million, 9%, and $54 million, 6%, in the third quarter and first nine months of 2022, respectively, compared with the corresponding periods in 2021, primarily reflecting lower share-based compensation expense.
Non-service components of pension and postretirement income, net
In the third quarter of 2022, non-service components of pension and postretirement income, net increased by $19 million, 48%, to $59 million. In the first nine months of 2022, non-service components of pension and postretirement income, net increased by $61 million, 51%, to $180 million. The increase in both periods is based on our annual valuation at the end of 2021 and is primarily driven by an increase in the discount rate utilized for our domestic qualified pension plans and the impact of actual pension asset returns that exceeded our expected return on plan assets.
Income Taxes
Our effective tax rate for the third quarter and first nine months of 2022 was 14.8% and 16.2%, respectively. In the third quarter and first nine months of 2022, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign derived intangible income. In the third quarter of 2022, these benefits were partially offset by a $13 million provision for withholding taxes due to the planned repatriation of cash related to a non-U.S. jurisdiction.
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
Backlog
Our backlog is summarized below:

(In millions)	October 1, 2022	January 1, 2022
Textron Aviation	$6,354	$4,120
Bell	4,872	3,871
Textron Systems	2,018	2,144
Total backlog	$13,244	$10,135
Textron Aviation's backlog increased $2.2 billion, 54%, in the first nine months of 2022, reflecting orders in excess of deliveries. Backlog at Bell increased $1.0 billion, 26%, largely due to new orders in excess of deliveries and revenues recognized. Bell was awarded a $1.4 billion 5-year contract with the U.S. Government for spares and logistic support for the V-22 tiltrotor aircraft in the first quarter of 2022.
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
Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes interest expense, certain corporate expenses, gains/losses on major business dispositions and special charges. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense. Operating expenses for the Manufacturing segments include cost of sales, selling and administrative expense and non-service components of net periodic benefit cost/(income), and exclude certain corporate expenses and special charges.
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
Textron Aviation

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Revenues:
Aircraft	$733	$814	(10)%	$2,235	$2,146	4%
Aftermarket parts and services	434	367	18%	1,256	1,061	18%
Total revenues	1,167	1,181	(1)%	3,491	3,207	9%
Operating expenses	1,028	1,083	(5)%	3,076	2,966	4%
Segment profit	$139	$98	42%	$415	$241	72%
Profit margin	11.9%	8.3%		11.9%	7.5%
Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q3 2022 versus Q3 2021	YTD 2022 versus YTD 2021
Volume and mix	$(73)	$148
Pricing	59	136
Total change	$(14)	$284
Textron Aviation’s revenues decreased $14 million in the third quarter of 2022, compared with the third quarter of 2021, reflecting lower volume and mix of $73 million, partially offset by higher pricing of $59 million. The decrease in volume and mix was largely due to lower Citation jet and pre-owned volume, partially offset by higher aftermarket volume, reflecting increased aircraft utilization. We delivered 39 Citation jets and 33 commercial turboprops in the third quarter of 2022, compared with 49 Citation jets and 35 commercial turboprops in the third quarter of 2021.
Textron Aviation’s revenues increased $284 million, 9%, in the first nine months of 2022, compared with the first nine months of 2021, reflecting higher volume and mix of $148 million and higher pricing of $136 million. The increase in volume and mix was largely due to higher aftermarket, Citation jet and commercial turboprop volume, partially offset by lower pre-owned volume. The higher aftermarket volume reflected increased aircraft utilization. We delivered 126 Citation jets and 99 commercial turboprops in the first nine months of 2022, compared with 121 Citation jets and 82 commercial turboprops in the first nine months of 2021.
Textron Aviation’s operating expenses decreased $55 million, 5%, in the third quarter of 2022, compared with the third quarter of 2021, largely due to lower volume and mix described above, partially offset by inflation of $28 million.
Textron Aviation’s operating expenses increased $110 million, 4%, in the first nine months of 2022, compared with the first nine months of 2021, largely due to inflation of $74 million and higher volume and mix described above.

Textron Aviation Segment Profit
The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q3 2022 versus Q3 2021	YTD 2022 versus YTD 2021
Volume and mix	$2	$82
Pricing, net of inflation	31	62
Performance	8	30
Total change	$41	$174
Segment profit at Textron Aviation increased $41 million, 42%, in the third quarter of 2022, compared with the third quarter of 2021, largely due to favorable pricing, net of inflation of $31 million.
Segment profit at Textron Aviation increased $174 million, 72%, in the first nine months of 2022, compared with the first nine months of 2021, largely due to the impact from higher volume and mix described above, favorable pricing, net of inflation of $62 million and a favorable impact from performance of $30 million.

Bell

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Revenues:
Military aircraft and support programs	$376	$488	(23)%	$1,375	$1,637	(16)%
Commercial helicopters, parts and services	378	281	35%	900	869	4%
Total revenues	754	769	(2)%	2,275	2,506	(9)%
Operating expenses	669	664	1%	2,029	2,186	(7)%
Segment profit	$85	$105	(19)%	$246	$320	(23)%
Profit margin	11.3%	13.7%		10.8%	12.8%
Bell’s major U.S. Government programs at this time are the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are both in the production and support stage and represent a significant portion of Bell’s revenues from the U.S. Government. Both programs with the U.S. Government are transitioning from the production stage to the support stage over the next several years with H-1 production expected to end in 2023.
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2022 versus Q3 2021	YTD 2022 versus YTD 2021
Volume and mix	$(30)	$(270)
Pricing	15	39
Total change	$(15)	$(231)
Bell’s revenues decreased $15 million in the third quarter of 2022, compared with the third quarter of 2021. Military revenues decreased $112 million, primarily in the H-1 program due to lower aircraft and spares production volume, reflecting lower demand. Commercial revenues increased $97 million, primarily due to higher volume and mix. We delivered 49 commercial helicopters in the third quarter of 2022, compared with 33 commercial helicopters in the third quarter of 2021.
Bell’s revenues decreased $231 million, 9%, in the first nine months of 2022, compared with the first nine months of 2021, largely due to lower military revenues of $262 million, primarily in the H-1 program due to lower aircraft and spares production volume, reflecting lower demand. Commercial revenues increased $31 million, primarily due to higher pricing. We delivered 108 commercial helicopters in the first nine months of 2022, compared with 97 commercial helicopters in the first nine months of 2021.
Bell’s operating expenses increased $5 million in the third quarter of 2022, and decreased $157 million, 7% in the first nine months of 2022, compared with the corresponding periods of 2021. The decrease in the first nine months of 2022 was primarily due to lower volume and mix described above.

Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2022 versus Q3 2021	YTD 2022 versus YTD 2021
Volume and mix	$(26)	$(98)
Performance	1	23
Pricing, net of inflation	5	1
Total change	$(20)	$(74)
Bell’s segment profit decreased $20 million, 19%, in the third quarter of 2022, compared with the third quarter of 2021, primarily reflecting lower volume and mix as described above, partially offset by favorable pricing, net of inflation of $5 million. Performance included lower pension costs, selling and administrative expense and research and development costs of $23 million, which was mostly offset by an unfavorable change in net program adjustments.
Bell’s segment profit decreased $74 million, 23%, in the first nine months of 2022, compared with the first nine months of 2021, primarily reflecting lower volume and mix described above, partially offset by a favorable impact from performance of $23 million. Performance included lower research and development costs, pension costs and selling and administrative expense of $80 million, partially offset by an unfavorable change in net program adjustments.
Textron Systems

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Revenues	$292	$299	(2)%	$858	$960	(11)%
Operating expenses	255	254	—%	746	816	(9)%
Segment profit	$37	$45	(18)%	$112	$144	(22)%
Profit margin	12.7%	15.1%		13.1%	15.0%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2022 versus Q3 2021	YTD 2022 versus YTD 2021
Volume	$(13)	$(116)
Pricing	6	14
Total change	$(7)	$(102)
Textron Systems' revenues decreased $7 million, 2%, and $102 million, 11%, in the third quarter and first nine months of 2022, respectively, compared with the corresponding periods of 2021. Lower volume in the third quarter and first nine months of 2022 included a decrease of $15 million and $83 million, respectively, from our Afghanistan fee-for-service and aircraft support contracts, primarily reflecting the impact from the U.S. Army’s withdrawal from Afghanistan.
Textron Systems’ operating expenses increased $1 million, in the third quarter of 2022, and decreased $70 million, 9%, in the first nine months of 2022, compared with the corresponding periods of 2021. The decrease in the first nine months of 2022 was primarily related to lower net volume described above.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2022 versus Q3 2021	YTD 2022 versus YTD 2021
Volume and mix	$(9)	$(24)
Performance	—	(13)
Pricing, net of inflation	1	5
Total change	$(8)	$(32)

Textron Systems’ segment profit decreased $8 million, 18%, in the third quarter of 2022, compared with the third quarter of 2021, primarily due to lower volume and mix of $9 million.
Textron Systems’ segment profit decreased $32 million, 22%, in the first nine months of 2022, compared with the first nine months of 2021, primarily due to lower volume and mix of $24 million described above and an unfavorable impact from performance of $13 million.
Industrial

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Revenues:
Fuel systems and functional components	$436	$382	14%	$1,335	$1,319	1%
Specialized vehicles	413	348	19%	1,223	1,030	19%
Total revenues	849	730	16%	2,558	2,349	9%
Operating expenses	810	707	15%	2,435	2,247	8%
Segment profit	$39	$23	70%	$123	$102	21%
Profit margin	4.6%	3.2%		4.8%	4.3%
Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2022 versus Q3 2021	YTD 2022 versus YTD 2021
Pricing	$58	$168
Volume and mix	95	108
Foreign exchange	(34)	(67)
Total change	$119	$209
Industrial segment revenues increased $119 million, 16%, in the third quarter of 2022, compared with the third quarter of 2021, due to higher volume and mix of $95 million, largely in our Fuel Systems and Functional Components product line, and a $58 million favorable impact from pricing, principally in the Specialized Vehicles product line, partially offset by an unfavorable impact of $34 million from foreign exchange rate fluctuations.
Industrial segment revenues increased $209 million, 9%, in the first nine months of 2022, compared with the first nine months of 2021, primarily due to a $168 million favorable impact from pricing, principally in the Specialized Vehicles product line, and higher volume and mix of $108 million in both product lines, partially offset by an unfavorable impact of $67 million from foreign exchange rate fluctuations.
Industrial's operating expenses increased $103 million, 15%, in the third quarter of 2022, compared with the third quarter of 2021, primarily reflecting the impact of higher volume and mix described above, and inflation of $56 million, largely in material costs, partially offset by a favorable impact of $29 million from foreign exchange rate fluctuations.
Industrial's operating expenses increased $188 million, 8%, in the first nine months of 2022, compared with the first nine months of 2021, primarily reflecting inflation of $171 million, largely in material costs, and the impact of higher volume and mix described above, partially offset by a favorable impact of $59 million from foreign exchange rate fluctuations.
Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2022 versus Q3 2021	YTD 2022 versus YTD 2021
Volume and mix	$24	$29
Performance	(5)	3
Foreign exchange	(5)	(8)
Inflation, net of pricing	2	(3)
Total change	$16	$21

Segment profit for the Industrial segment increased $16 million, 70%, in the third quarter of 2022, compared with the third quarter of 2021, primarily due to higher volume and mix of $24 million described above, partially offset by an unfavorable impact from performance of $5 million and foreign exchange rate fluctuations of $5 million.
Segment profit for the Industrial segment increased $21 million, 21%, in the first nine months of 2022, compared with the first nine months of 2021, primarily due to higher volume and mix of $29 million described above, partially offset by an unfavorable impact from foreign exchange rate fluctuations of $8 million.
Textron eAviation
In the third quarter and first nine months of 2022, Textron eAviation segment revenues totaled $5 million and $10 million, respectively, and segment loss totaled $8 million and $16 million, respectively. These segment results reflected the operating results of Pipistrel, along with research and development costs for initiatives related to the development of sustainable aviation solutions.
Finance

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues	$11	$11	$41	$38
Segment profit	7	8	26	17
Finance segment revenues were unchanged in the third quarter of 2022 and increased $3 million in the first nine months of 2022, compared with the corresponding periods of 2021. Segment profit decreased $1 million and increased $9 million, in the third quarter and first nine months of 2022, respectively, compared with the corresponding periods of 2021. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	October 1, 2022	January 1, 2022
Finance receivables	$590	$630
Allowance for credit losses	24	25
Ratio of allowance for credit losses to finance receivables	4.07%	3.97%
Nonaccrual finance receivables	50	94
Ratio of nonaccrual finance receivables to finance receivables	8.47%	14.92%
60+ days contractual delinquency	5	1
60+ days contractual delinquency as a percentage of finance receivables	0.85%	0.16%
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	October 1, 2022	January 1, 2022
Manufacturing group
Cash and equivalents	$1,817	$1,922
Debt	3,183	3,185
Shareholders’ equity	6,762	6,815
Capital (debt plus shareholders’ equity)	9,945	10,000
Net debt (net of cash and equivalents) to capital	17%	16%
Debt to capital	32%	32%
Finance group
Cash and equivalents	$67	$195
Debt	380	582
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
Credit Facilities and Other Sources of Capital
On October 21, 2022, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which up to $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027, subject to up to two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. This new facility replaces the existing 5-year facility, which was scheduled to expire in October 2024. There were no amounts borrowed against either facility and there were $9 million of outstanding letters of credit issued under the prior facility at both October 1, 2022 and January 1, 2022.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Operating activities	$945	$1,012
Investing activities	(349)	(163)
Financing activities	(650)	(1,019)
In the first nine months of 2022, cash flows from operating activities decreased $67 million to $945 million, compared with $1,012 million in the first nine months of 2021, primarily due to an increase in income tax payments of $197 million, largely resulting from a change in tax legislation, partially offset by higher earnings. Effective at the beginning of 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. Without the option to deduct these expenses in the year incurred, our tax payments are expected to increase by approximately $300 million for the full year of 2022, depending on the final amount of research and development expenses incurred during the year.

Cash flows used in investing activities in the first nine months of 2022 included $201 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition discussed in Note 2 to the Consolidated Financial Statements, and $192 million of capital expenditures. Investing activities in the first nine months of 2021 included $204 million of capital expenditures, partially offset by $38 million of net proceeds from the disposition of TRU Simulation + Training Canada Inc.
Cash flows used in financing activities in the first nine months of 2022 included $639 million of cash paid to repurchase an aggregate of 9.8 million shares of our common stock. In the first nine months of 2021, cash flows used in financing activities included $586 million of cash paid to repurchase an aggregate of 9.0 million shares of our common stock and $522 million of payments on long-term debt.
On January 25, 2022, we announced the authorization of the repurchase of up to 25 million shares of our common stock. This plan allows us to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans and for opportunistic capital management purposes. The 2022 plan has no expiration date and replaced the prior 2020 share repurchase authorization.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Operating activities	$(11)	$10
Investing activities	94	188
Financing activities	(211)	(93)
In the first nine months of 2022, the net cash outflow from operating activities was $11 million, compared with a net cash inflow of $10 million in the first nine months of 2021. The year-over-year decrease in cash flows was primarily due to an increase in income tax payments of $12 million.
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $108 million and $205 million in the first nine months of 2022 and 2021, respectively, and finance receivable originations of $58 million and $34 million, respectively. Cash flows provided by investing activities in the first nine months of 2022 also included $44 million of other investing activities, largely related to proceeds from the sale of operating lease assets.  In the first nine months of 2022 and 2021, financing activities included payments on long-term and nonrecourse debt of $211 million and $93 million, respectively.
Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Operating activities	$963	$1,174
Investing activities	(284)	(127)
Financing activities	(861)	(1,112)
In the first nine months of 2022, cash flows from operating activities decreased $211 million to $963 million, compared with $1,174 million in the first nine months of 2021. The decrease in cash flows was primarily due to an increase in income tax payments of $209 million, largely resulting from a change in tax legislation discussed above, and a decrease in cash inflows from captive finance receivables of $123 million, partially offset by higher earnings.
Cash flows used in investing activities in the first nine months of 2022 included $201 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition, and $192 million of capital expenditures, partially offset by $44 million of other investing activities, which included proceeds from the sale of operating lease assets. Investing activities in the first nine months of 2021 included $204 million of capital expenditures, partially offset by $38 million of net proceeds from the disposition of TRU Simulation + Training Canada Inc.
Cash flows used in financing activities in the first nine months of 2022 included $639 million of cash paid to repurchase shares of our outstanding common stock and $227 million of payments on long-term debt. In the first nine months of 2021, cash flows used in financing activities included $615 million of payments on long-term debt and $586 million of cash paid to repurchase shares of our outstanding common stock.

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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Reclassification adjustments from investing activities to operating activities:
Cash received from customers	$87	$186
Finance receivable originations for Manufacturing group inventory sales	(58)	(34)
Total reclassification adjustments from investing activities to operating activities	$29	$152
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

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gross favorable	$25	$43	$66	$119
Gross unfavorable	(28)	(18)	(90)	(65)
Net adjustments	$(3)	$25	$(24)	$54

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended October 1, 2022. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 1, 2022. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of October 1, 2022.
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our third quarter of 2022 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
July 3, 2022 – August 6, 2022	660	$62.61	660	17,730
August 7, 2022 – September 3, 2022	1,135	65.61	1,135	16,595
September 4, 2022 – October 1, 2022	1,345	61.85	1,345	15,250
Total	3,140	$63.37	3,140
* On January 25, 2022, our Board of Directors authorized the repurchase of up to 25 million shares of our common stock. This new plan has no expiration date and replaced the existing plan adopted in 2020.

Item 5. Other Information
Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Items 1.01, 1.02 and 2.03.
Entry into a Material Definitive Agreement
On October 21, 2022, Textron Inc. ("Textron") entered into a senior unsecured revolving credit facility (the "Facility Agreement") with the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, in an aggregate principal amount of $1.0 billion. Textron may elect to increase the aggregate amount of commitments under the Facility Agreement to up to $1.3 billion by designating an additional lender or by agreeing with an existing lender that such lender’s commitment shall be increased. The Facility Agreement expires in October 2027, subject to up to two one-year extensions at Textron’s option with the consent of lenders having more than 50% of the aggregate amount of commitments under the Facility Agreement. The Facility Agreement replaces the $1.0 billion 5-year facility that was scheduled to expire in October 2024. The terms and conditions of the Facility Agreement are substantially the same as those in the facility being replaced.
Textron will have two options with respect to interest on syndicated borrowings under the Facility Agreement. The first option is for interest to be payable at a rate per annum equal to the sum of a margin (“Base Rate Margin”), which can range from 0 basis points to 40 basis points depending on Textron’s senior unsecured long-term debt ratings as determined by Standard & Poor's Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"), plus the highest of (a) the Prime Rate, (b) the federal funds rate plus 0.50% per annum or (c) the Adjusted Term SOFR Rate (as defined below) for a one-month interest period plus 1.00% per annum (the “Base Rate”), provided that the Base Rate shall not be less than 1.0%. Based on Textron's current S&P and Moody's ratings (BBB and Baa2, respectively) the Base Rate Margin would be 12.5 basis points.

Alternatively, Textron may opt to pay interest for the applicable Interest Period at a rate per annum equal to the sum of a margin (“Term Benchmark Margin”), which can range from 91 basis points to 140 basis points depending upon Textron’s ratings, plus the applicable Term SOFR Rate, plus 0.10% (“Adjusted Term SOFR Rate”); provided that the Adjusted Term SOFR Rate shall not be less than 0.0%. The Term SOFR Rate means the Term SOFR Reference Rate published as specified by the Credit Agreement. Based on Textron's current S&P and Moody's ratings (BBB and Baa2, respectively) the Term Benchmark Margin would be 1.25 basis points.
Textron also will pay a quarterly facility fee under the Facility Agreement, regardless of borrowing activity. This fee will range from 9 basis points to 22.5 basis points, depending on Textron's ratings by S&P and Moody's. At Textron's current rating, the fee is 12.5 basis points.
The Facility Agreement provides that up to $100 million is available for the issuance of letters of credit in lieu of borrowings. Letters of credit are subject to fronting fees and accrue charges at the Letter of Credit Fee Rate which is equivalent to the Term Benchmark Margin.
The Facility Agreement contains covenants that, among other things:
•provide that Textron may not consolidate with, merge with or into, or sell all or substantially all of its assets to any other entity unless such entity expressly assumes all of Textron’s obligations under the Facility Agreement;
•restrict the ability of Textron and its manufacturing subsidiaries to incur liens, other than certain permitted liens, including liens securing indebtedness not in excess of the Pooled Basket Amount (equal to 3% of the consolidated total assets of Textron and its manufacturing subsidiaries);
•restrict the ability of Textron’s manufacturing subsidiaries to incur certain indebtedness in excess of the Pooled Basket Amount;
•require Textron to maintain the Finance Company Leverage Ratio (as such term is defined in the Facility Agreement) at no more than 9 to 1;
•require the Consolidated Indebtedness (as such term is defined in the Facility Agreement) of Textron and its manufacturing subsidiaries not to exceed 65% of Consolidated Capitalization (also as defined in the Facility Agreement).
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
Termination of a Material Definitive Agreement
On October 21, 2022, coincident with the entry into the Facility Agreement reported above, the existing 5-Year Credit Agreement, dated as of October 18, 2019, among Textron, the Banks listed therein and JPMorgan Chase Bank, N.A., as Administrative Agent, was terminated prior to its stated October 2024 expiration date.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
The information described above under “Entry into a Material Definitive Agreement" is incorporated herein by reference.

Item 6.    Exhibits

10.1	Credit Agreement, dated as of October 21, 2022, among Textron, the Lenders listed therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 27, 2022	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)