Form 10-K
period 2022-12-31
TEXTRON INC
filed 2023-02-16
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
The aggregate market value of the registrant’s Common Stock held by non-affiliates at July 2, 2022 was approximately $12.9 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.
At February 4, 2023, 205,216,698 shares of Common Stock were outstanding.

Documents Incorporated by Reference
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2023.

Textron Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

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
We conduct our business through six operating segments: Textron Aviation, Bell, Textron Systems, Industrial and Textron eAviation, which represent our manufacturing businesses, and Finance, which represents our captive finance business. Our segments include operations that are unincorporated divisions of Textron Inc. and others that are separately incorporated subsidiaries. Total revenues by segment and customer type for 2022 are presented below.
The following description of our business and operating segments should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Textron Aviation Segment
Textron Aviation is a leader in general aviation. Textron Aviation manufactures, sells and services Beechcraft and Cessna aircraft, and services the Hawker brand of business jets. The segment has two principal product lines: aircraft and aftermarket parts and services. Aircraft includes sales of business jets, turboprop aircraft, military trainer and defense aircraft and piston engine aircraft. Aftermarket parts and services includes commercial parts sales and maintenance, inspection and repair services. Textron Aviation markets its products worldwide through its own sales force, as well as through a network of authorized independent sales representatives.
The family of jets currently offered by Textron Aviation includes the Citation M2 Gen2, Citation CJ3+, Citation CJ4 Gen2, Citation XLS Gen2, Citation Latitude and the Citation Longitude. Textron Aviation’s turboprop aircraft include the Beechcraft King Air 260, King Air 360ER and King Air 360, and the Cessna Caravan, Grand Caravan EX and SkyCourier, which was certified in March 2022. In addition, Textron Aviation’s military trainer and defense aircraft include the T-6 trainer, which has been used to train pilots from more than 20 countries, and the AT-6 light attack military aircraft, which achieved military type certification from the U.S. Air Force in July 2022, enabling international sales of the aircraft. Textron Aviation also offers piston engine aircraft including the Beechcraft Baron G58 and Bonanza G36, and the Cessna Skyhawk, Skylane, Turbo Skylane, and Turbo Stationair HD.
In support of its family of aircraft, Textron Aviation operates a global network of more than 20 service centers, two of which are co-located with Bell, along with more than 300 authorized independent service centers located throughout the world. Textron Aviation-owned service centers provide customers with 24-hour service and maintenance. Textron Aviation also provides its customers with around-the-clock parts support and offers a mobile support program with over 70 mobile service units. In addition, Able Aerospace Services, Inc., a subsidiary of Textron Aviation, provides component and maintenance, repair and overhaul services in support of commercial and military fixed- and rotor-wing aircraft.
Product Development Programs
Textron Aviation is developing the Denali, a high-performance single engine turboprop aircraft that will be powered by an engine expected to be up to 20% more efficient than similarly sized engines. The Denali achieved its first flight in November 2021 and is currently in the flight testing process.

Bell Segment
Bell is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world.
Bell supplies advanced military helicopters and provides parts and support services to the U.S. Government and to military customers outside the United States. Bell’s primary U.S. Government programs are for the production and support of V-22 tiltrotor aircraft, primarily for the U.S. Department of Defense, and H-1 helicopters for the U.S. Marine Corps. Bell is one of the leading suppliers of helicopters to the U.S. Government and, in association with The Boeing Company, the only supplier of military tiltrotor aircraft. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft. The H-1 helicopter program includes a utility model, the UH-1Y, and an advanced attack model, the AH-1Z, which have 84% parts commonality between them. Under the U.S. Government-sponsored foreign military sales program, Bell offers its V-22 tiltrotor aircraft and H-1 helicopter products for sale to other countries.
Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, private, law enforcement, utility, public safety and emergency medical helicopter operators, and U.S. and foreign governments. Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products. The commercial helicopters currently offered by Bell include the 429, 407GXi, 412EPX, 412EPI, 505 Jet Ranger X and Huey II.
For both its military programs and its commercial products, Bell provides post-sale support and service for an installed base of approximately 13,000 helicopters through a network of eight Company-operated service centers, four global parts distribution centers and approximately 85 independent service centers located in approximately 35 countries. Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.
Product Development Programs
Bell is developing the V-280 Valor, a next generation vertical lift aircraft for the Future Long Range Assault Aircraft (FLRAA) program, which is part of the U.S. Army’s Future Vertical Lift (FVL) initiative. The V-280 achieved its first flight in December 2017, conducted over 200 hours of flight testing, and has demonstrated all key performance objectives established by the U.S. Army, including flying in excess of 300 knots airspeed. After an extended competitive process, in December 2022, Bell was awarded the development contract for the next stage of the FLRAA program. A competitor has filed a protest with the Government Accountability Office (GAO) regarding the award of the FLRAA contract to Bell, and a stop-work order has been issued pending resolution of the protest. We expect the GAO to issue its decision on the protest by April 7, 2023.
Bell is developing a new rotorcraft, the Bell 360 Invictus, for the U.S. Army's Future Attack Reconnaissance Aircraft (FARA) Competitive Prototype Program, which is also part of the U.S. government's FVL initiative. The FARA program was initiated by the U.S. Army to develop a successor to the retired Bell OH-58D Kiowa Warrior helicopter. In March 2020, the U.S. Army selected the 360 Invictus to move to the second phase of the Competitive Prototype Program. Bell continues to progress on its development of the 360 Invictus Prototype under this phase.
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
Notable products developed and produced by the Textron Systems segment include the Shadow, the U.S. Army's premier tactical unmanned aircraft system; the Aerosonde Small Unmanned Aircraft System, a multi-mission capable unmanned aircraft system for commercial and military operations; the U.S. Navy's next generation Landing Craft Air Cushion, developed as part of the Ship-to-Shore Connector program; and piston aircraft engines under the Lycoming brand. Notable service offerings of the segment include fee-for-service programs using unmanned aircraft systems and live military air-to-air and air-to-ship training and support services for U.S. Navy, Marine and Air Force personnel provided by Airborne Tactical Advantage Company.

Industrial Segment
Our Industrial segment designs and manufactures a variety of products within the Fuel Systems and Functional Components and Specialized Vehicles product lines.
Our Fuel Systems and Functional Components product line is produced by our Kautex business unit which is headquartered in Bonn, Germany. Kautex is a leader in designing and manufacturing plastic fuel systems for automobiles and light trucks, including blow-molded solutions for conventional plastic fuel tanks and pressurized plastic fuel tanks for hybrid vehicle applications.  Kautex also develops and manufactures clear-vision systems for automotive safety and advanced driver assistance systems (ADAS).  Our cleaning systems are comprised of nozzles, reservoirs, inlets and pumps to support onboard cleaning for windscreens, headlamps and ADAS cameras and sensors. In addition, Kautex produces plastic tanks for selective catalytic reduction systems used to reduce emissions from diesel engines, and other fuel system components.  Kautex has also developed and begun to market the Pentatonic battery system, a customizable, lightweight battery housing with thermal management capabilities, comprised of either thermoplastic composite or composite metal hybrid, for use in electric vehicles, from hybrid to full battery-powered.
Kautex’s business model is focused on developing and maintaining long-term customer relationships with leading global original equipment manufacturers (OEMs). Kautex operates over 30 plants in 13 countries in close proximity to its customers, along with 9 engineering/research and development locations around the world.
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
The diversified customer base for the Specialized Vehicles product line includes golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users such as factories, warehouses, airlines, planned communities, hunting preserves, educational and corporate campuses, sporting venues and landscaping professionals. Sales are made through a network of independent distributors and dealers worldwide and the Bass Pro Shops and Cabela's retail outlets, which sell our products under the Tracker Off Road brand, as well as factory direct resources. In addition, we also manufacture products for OEMs for resale to customers under the OEM’s branding.
Textron eAviation Segment
Textron eAviation was formed in the second quarter of 2022 following our acquisition of Pipistrel, a manufacturer of electrically powered aircraft, on April 15, 2022. Pipistrel offers a family of light aircraft and gliders with both electric and combustion engines. Pipistrel’s Velis Electro is the world’s first, and currently only, electric aircraft to receive full type certification from the European Union Aviation Safety Agency and, in 2022, it earned UK Civil Aviation Authority type certification. The Textron eAviation segment includes Pipistrel along with other research and development initiatives related to sustainable aviation solutions.
Finance Segment
Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. A substantial number of the originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S.  In 2022 and 2021, our Finance group paid our Manufacturing group $92 million and $100 million, respectively, related to the sale of Textron-manufactured products to third parties that were financed by the Finance group.
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
Our backlog at the end of 2022 and 2021 is summarized below:

(In millions)	December 31, 2022	January 1, 2022
Textron Aviation	$6,387	$4,120
Bell	4,781	3,871
Textron Systems	2,098	2,144
Total backlog	$13,266	$10,135
U.S. Government Contracts and Other Governmental Regulation
Our operations, products and services are subject to various government regulations, including regulations related to U.S. government business, international regulation of aviation products and services, and environmental regulations.
Contracts with the U.S. Government, including contracts under the U.S. Government-sponsored foreign military sales program, generated approximately 22% of our consolidated revenues in 2022, primarily in our Bell and Textron Systems segments. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation; define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and safeguard and restrict the use and dissemination of classified and covered defense information and the export of certain products and technical data. New laws, regulations or procurement requirements, or changes to current ones, can significantly increase our costs, reducing our profitability.
Our contracts with the U.S. Government generally may be terminated by the U.S. Government for convenience or if we default in whole or in part by failing to perform under the terms of the applicable contract. If the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for the cost of contract work performed before the effective date of termination, including, if applicable, reasonable profit on such work, as well as reasonable termination costs. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid the contract price for completed supplies delivered and accepted and services rendered, an agreed-upon amount for manufacturing materials delivered and accepted and for the protection and preservation of property, and an amount for partially completed products accepted by the U.S. Government; (b) the U.S. Government may not be liable for our costs with respect to unaccepted items and may be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; (c) the U.S. Government may not be liable for assets we own and utilize to provide services under the “fee-for-service” contracts; and (d) we may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. See Aerospace and Defense Industry section in Item 1A. Risk Factors for additional information related to regulation of U.S. Government business.
Our commercial aircraft manufacturing businesses are regulated by the FAA in the U.S. and by similar aviation regulatory governing authorities internationally, including, the European Aviation Safety Agency. Maintenance facilities and aftermarket services must also comply with FAA and international regulations. These regulations address production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority, and each aircraft must receive a certificate of airworthiness. Aircraft outfitting and completions also require approval by the appropriate aviation authority. See Strategic Risks section in Item 1A. Risk Factors for additional information with respect to risks related to obtaining certification of new aircraft products.
Our operations are subject to numerous laws and regulations designed to protect the environment. For additional information regarding environmental matters, see Note 18 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, and Business and Operational Risks and Risks Related to Regulatory, Legal and Other Matters sections in Item 1A. Risk Factors.
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

Human Capital Resources
At December 31, 2022, we employed approximately 34,000 employees worldwide, with approximately 80% located in the U.S. and the remainder located outside of the U.S. Approximately 7,300, or 27%, of our U.S. employees, most of whom work for our Bell and Textron Aviation segments, are represented by unions under collective bargaining agreements, and certain of our non-U.S. employees are represented by organized works councils. From time to time our collective bargaining agreements expire. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities, and management considers employee relations to be good.
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
The health and safety of our employees has been a priority throughout the duration of the COVID-19 pandemic. Our enterprise-wide pandemic response teams, formed early in the pandemic, guided our operations in the processes and procedures to comply with applicable government-imposed health and safety-related operating restrictions, to enhance the safety of our facilities to protect the health of our employees and to monitor trends. During 2022, these teams continued to operate as needed, updating response actions as government guidance and orders evolved, and we have continued to communicate with our employees as appropriate.
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
Diversity and Inclusion
Textron is committed to having a diverse workforce and inclusive workplaces throughout our global operations. We believe by employing highly talented, diverse employees, who feel valued, respected and are able to contribute fully, we will improve performance, innovation, collaboration and talent retention, all of which contributes to stronger business results and reinforces our reputation as leaders in our industries and communities.
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
Information about our Executive Officers
The following table sets forth certain information concerning our executive officers as of February 16, 2023.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	61	Chairman, President and Chief Executive Officer
Frank T. Connor	63	Executive Vice President and Chief Financial Officer
Julie G. Duffy	57	Executive Vice President and Chief Human Resources Officer
E. Robert Lupone	63	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer
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
Ms. Duffy was named Executive Vice President, Human Resources in July 2017 and Executive Vice President and Chief Human Resources Officer in April 2022. Ms. Duffy joined Textron in 1997 as a member of the corporate legal team and has since held positions of increasing responsibility within the Company’s legal function, previously serving as Vice President and Deputy General Counsel-Litigation, a position she had held since 2011. In that role she was responsible for managing the corporate litigation staff with primary oversight of litigation throughout Textron. She has also played an active role in developing, implementing and standardizing human resources policies across the Company and served as the senior legal advisor on employment and benefits issues.
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
•The ability of our businesses to hire and retain the highly skilled personnel necessary for our businesses to succeed; and
•Risks related to a competitor's protest of the award of the FLRAA contract to Bell.

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
Demand for business jets, turbo props and commercial helicopters has been cyclical and difficult to forecast. The demand for our aircraft products has been adversely impacted by unexpected events and may be impacted by such events in the future. Therefore, future demand for these products could be significantly and unexpectedly less than anticipated and/or less than previous period deliveries. Similarly, there is uncertainty as to when or whether our existing commercial backlog for aircraft products will convert to revenues as the conversion depends on production capacity, customer needs and credit availability. Changes in economic conditions have in the past caused, and in the future may cause, customers to request that firm orders be rescheduled, deferred or cancelled. Reduced demand for our aircraft products or delays or cancellations of orders previously has had and, in the future, could have a material adverse effect on our cash flows, results of operations and financial condition.
We have customer concentration with the U.S. Government; reduction in U.S. Government defense spending can adversely affect our results of operations and financial condition.
During 2022, we derived approximately 22% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The funding of these programs is subject to congressional appropriation decisions and the U.S. Government budget process which includes enacting relevant legislation, such as appropriations bills and accords on the debt ceiling. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. Further uncertainty with respect to ongoing programs could also result in the event that the U.S. Government finances its operations through temporary funding measures such as “continuing resolutions” rather than full-year appropriations. If we incur costs in advance or in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services from time to time has resulted and, in the future, may result in a loss of anticipated revenues. A loss of such revenues could materially and adversely impact our results of operations and financial condition. Significant changes in national and international policies or priorities for defense spending, as well as the potential impact of sequestration, could affect the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.  In addition, because our U.S. Government contracts generally require us to continue to perform even if the U.S. Government is unable to make timely payments, we may need to finance our continued performance for the impacted contracts from our other resources on an interim basis.  An extended delay in the timely payment by the U.S. Government could have a material adverse effect on our liquidity.

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
The use of certain contract award types by the U.S. Government and the competitive bidding process increases pricing pressure and cost and may result in delayed revenues and profit.
The U.S. Government relies upon competitive contract award types, including indefinite-delivery, indefinite-quantity, other transaction agreements and multi-award contracts, which have the potential to create increased pricing pressure, as well as to increase our cost by requiring that we submit multiple bids or share in costs. In addition, multi-award contracts increase our cost as they require that we make sustained efforts to compete for task orders and delivery orders under the contract. Further, the competitive bidding process is costly and demands employee and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Even if we are successful in obtaining an award, we may encounter bid protests from unsuccessful bidders on new program awards, such as the protest filed by our competitor on the FLRAA program. Bid protests could result in significant expenses associated with justifying the selection or due to potential program delays and could result in contract modifications that alter schedule or scope or even cause the loss of the contract award. Even when a bid protest does not result in the loss of a contract award, the resolution could postpone commencement of contract activity, resulting in additional cost and delay in the recognition of revenue and profit.
Our profitability and cash flow varies depending on the mix of our government contracts and our ability to control costs.
Under fixed-price contracts, generally we receive a fixed price irrespective of the actual costs we incur, and, consequently, we absorb any costs in excess of the fixed price. Changes in underlying assumptions, circumstances or estimates used in developing the pricing for such contracts can adversely affect our results of operations. Additionally, fixed-price contracts generally require progress payments rather than performance-based payments which can delay our ability to recover a significant amount of costs incurred on a contract and thus affect the timing of our cash flows. Under fixed-price incentive contracts, we share with the U.S. Government cost underrun savings, which are derived from total cost being less than target costs; we also share in cost overruns, which occur when total costs exceed target costs up to a negotiated cost ceiling; however, we are solely responsible for costs above the ceiling. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursement contracts that are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based; however, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs.  Due to the nature of our work under government contracts, we sometimes experience unforeseen technological or schedule difficulties and cost overruns. Under each type of contract, if we are unable to control costs or if our initial cost estimates are incorrect, our cash flows, results of operations and financial condition could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.
The market for U.S. Government defense business is highly competitive which may affect our ability to win new contracts for major government programs and result in reduced future revenues.
Our defense businesses operate in highly competitive markets in which they participate in rigorous, increasingly competitive bidding processes against other defense companies for U.S. government business. The competitive bidding process is costly and, in some instances, may require significant research and development and/or engineering efforts to participate. Despite our best efforts, the U.S. Government customer may choose competitive offerings over our offerings. The competition from other government contractors, combined with the increasingly competitive nature of the government contract bidding and award process, results in an intensely competitive market environment in which there can be no assurance that our businesses will be selected for government programs with significant long-term revenues. If we are unable to continue to compete successfully against our current or future competitors, do not win government programs with significant long-term revenues or do not prevail in bid protests, we may experience declines in future revenues and profitability, which could have a material adverse effect on our financial position, results of operations or cash flows.
Strategic Risks
Developing new products and technologies entails significant risks and uncertainties.
To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements and to develop and maintain competitive products and services. Delays or cost overruns in the development and acceptance of new products or certification of new aircraft and other products occur from time to time and could adversely affect our results of operations. These delays or cost overruns could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft or other products, or failure on the part of our suppliers to deliver components as agreed. We also could be adversely affected if our research and development efforts are less successful than expected or if these efforts require significantly more funding to achieve our goals than anticipated. In particular, the success of Textron eAviation depends in large part, on our ability to develop and certify new electric and hybrid electric aircraft products in order to achieve our long-term strategy of offering a family of sustainable aircraft for urban air mobility, general aviation, cargo and special mission roles. In addition, new products and technologies could generate unanticipated safety or other concerns resulting in expanded product liability risks, potential product recalls and other regulatory issues that could have an adverse impact on us. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete, and the market for our product offerings does not always develop or continue to expand as we anticipate.
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

Business and Operational Risks
The global economic impacts of Russia’s war with Ukraine could adversely affect our business, financial condition or operating results.
The war between Russia and Ukraine and the resulting economic sanctions imposed by the international community have impacted the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. Certain of our direct or indirect suppliers have been negatively impacted by these events, resulting in increased costs to us for certain materials and components as well as shortages and delays of critical components for certain of our products. These cost increases, along with increased energy and shipping costs, have and may continue to negatively impact our profitability, and component shortages and delays have and may continue to result in production delays for certain of our products. In addition, these events have caused additional disruption in the supply chains of our automotive OEM customers, already experiencing disruption due to the impacts of the COVID-19 pandemic, which has caused, and may continue to cause, reduced demand for our automotive products. The continuation of the war could lead to other supply chain disruptions, increased inflationary pressures, and volatility in global markets and industries that could negatively impact our operations. Furthermore, the potential for retaliatory acts of cyberwarfare from Russia against U.S. companies in response to increasing sanctions on Russia could result in increased cyber-attacks against us. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
Our business could be negatively impacted by cybersecurity threats and other disruptions.
Our information technology (IT) and related systems are critical to the efficient operation of our business and essential to our ability to perform day to day processes. As a U.S. defense contractor, we face persistent security threats, including threats to our IT infrastructure and unlawful attempts to gain access to our information via phishing/malware campaigns and other cyberattack methods, as well as threats to the physical security of our facilities and employees, as do our customers, suppliers, subcontractors and joint venture partners. Attempts to gain unauthorized access to our confidential, classified or otherwise proprietary information or that of our employees or customers, as well as other security breaches, are persistent, continue to evolve and require highly skilled IT resources.
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
While we have experienced cybersecurity attacks, such attacks have not resulted in a material information security breach and we have not suffered any material losses relating to such attacks. We believe our threat detection and mitigation processes and procedures are robust.  Due to the evolving nature of security threats, the possibility of future material incidents cannot be completely mitigated, and we may not always be successful in timely detecting, reporting or responding to cyber incidents. Future attacks or breaches of data security, whether of our systems or the systems of our service providers or other third parties who may have access to our data for business purposes, could disrupt our operations, cause the loss of business information or compromise confidential information, exposing us to liability or regulatory action. Such an incident also could require significant management attention and resources, increase costs that may not be covered by insurance, and result in reputational damage, potentially adversely affecting our competitiveness and our results of operations. Products and services that we provide to our customers may themselves be subject to cyberthreats which may not be detected or effectively mitigated, resulting in potential losses that could adversely affect us and our customers. In addition, our customers, including the U.S. Government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands.
Failure to perform by our subcontractors or suppliers could adversely affect our performance.
We rely on other companies to provide raw materials, major components and subsystems for our products. Subcontractors also perform services that we provide to our customers in certain circumstances. We depend on these suppliers and subcontractors to meet our contractual obligations to our customers and conduct our operations. Our ability to meet our obligations to our customers could be adversely affected if suppliers or subcontractors do not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. Likewise, the quality of our products could be adversely impacted if companies to whom we delegate manufacture of major components or subsystems for our products, or from whom we acquire such items, do not provide components or subsystems which meet required specifications and perform to our and our customers’ expectations. Our suppliers may be unable to quickly recover from natural disasters and other events beyond their control and may be subject to additional risks such as material or labor shortages, inflationary conditions or other financial problems that limit their ability to conduct their operations. For example, certain of our businesses have been, and may continue to be, adversely impacted by suppliers which have been unable to perform as anticipated due to impacts of the pandemic and/or the war between Russia and Ukraine. The risk of these adverse effects would likely be greater in circumstances where we rely on only one or two subcontractors or suppliers for a particular raw material, product or service. In particular, in the aircraft industry, most vendor parts are certified by the regulatory agencies as part of the overall Type Certificate for the aircraft being produced by the manufacturer. If a vendor does not or cannot supply its parts, then the manufacturer’s production line may be stopped until the manufacturer can design, manufacture and certify a similar part itself or identify and certify another similar vendor’s part, resulting in significant delays in the completion of aircraft. Such events may adversely affect our financial results, damage our reputation and relationships with our customers, and result in regulatory actions and/or litigation.
We are subject to the risks of doing business in foreign countries that could adversely impact our business.
During 2022, we derived approximately 32% of our revenues from international business, including U.S. exports. Conducting business internationally exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries.  Risks related to international operations include import, export, economic sanctions and other trade restrictions; changing U.S. and foreign procurement policies and practices; changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements; potential retaliatory tariffs imposed by foreign countries against U.S. goods; impacts on our non-U.S. suppliers and customers due to acts of war occurring internationally; restrictions on technology transfer; difficulties in protecting intellectual property; increasing complexity of employment and environmental, health and safety regulations; foreign investment laws; exchange controls; repatriation of earnings or cash settlement challenges; compliance with increasingly rigorous data privacy and protection laws; competition from foreign and multinational firms with home country advantages; economic and government instability; acts of industrial espionage, acts of war and terrorism and related safety concerns.  The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
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
Our business was adversely impacted, and may again be adversely impacted, by the coronavirus (COVID-19) pandemic.
Our businesses have experienced and continue to experience various degrees of disruption due to the unprecedented conditions surrounding the COVID-19 pandemic. Economic and other impacts from the pandemic initially resulted in, and could again result in, reduced demand for our aviation and commercial helicopter products and services, the delay or cancellation of existing orders by our customers and lower flight hours, and consequently, lower demand for parts and maintenance. The effects of COVID-19 have included and could continue to include disruption of the operation of certain of our facilities or the facilities of our customers, suppliers or business partners, as well as other disruptions in our supply chains or our customers’ supply chains. In addition, disruptions in our automotive OEM supply chains have caused and may continue to cause reduced demand for our automotive products. We have experienced and may continue to experience lower revenues and/or increased costs as a result of these business and production disruptions.

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
Natural disasters, including hurricanes, fires, tornados, floods and other forms of severe weather, the intensity and frequency of which are being exacerbated by climate change, along with other impacts of climate change, such as rising sea waters, as well as other events outside of our control including public health crises, pandemics, power outages and industrial accidents, have in the past and could in the future disrupt our operations and adversely affect our business. Any of these events could result in physical damage to and/or complete or partial closure of one or more of our facilities and temporary or long-term disruption of our operations or the operations of our suppliers by causing business interruptions or by impacting the availability and cost of materials needed for manufacturing or otherwise impacting our ability to deliver products and services to our customers. Existing insurance arrangements may not provide full protection for the costs that may arise from such events. The occurrence of any of these events could materially increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Regulatory, Legal and Other Matters
We are subject to increasing compliance risks that could adversely affect our operating results.
As a global business, we are subject to laws and regulations in the U.S. and other countries in which we operate. International sales and global operations require importing and exporting goods, software and technology, some of which have military applications subjecting them to more stringent import-export controls across international borders on a regular basis. For example, we sometimes initially must obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell certain of our aerospace and defense products outside the U.S., and we are not always successful in obtaining these licenses or authorizations in a timely manner. Both U.S. and foreign laws and regulations applicable to us have been increasing in scope and complexity. For example, both U.S. and foreign governments and government agencies regulate the aviation industry, and they have previously and may in the future impose new regulations for additional aircraft security or other requirements or restrictions. New or changing laws and regulations or related interpretation and policies could increase our costs of doing business, affect how we conduct our operations, adversely impact demand for our products, and/or limit our ability to sell our products and services. Compliance with laws and regulations of increasing scope and complexity is even more challenging in our business environment in which reducing our operating costs is often necessary to remain competitive. In addition, a violation of U.S. and/or foreign laws by one of our employees or business partners could subject us or our employees to civil or criminal penalties, including material monetary fines, or other adverse actions, such as denial of import or export privileges and/or debarment as a government contractor which could damage our reputation and have an adverse effect on our business.
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
Increased worldwide public awareness and concern regarding global climate change has resulted and is likely to continue to result in more legislative and regulatory efforts to address the negative impacts of climate change. Such laws and regulations are likely to include more prescriptive reporting on environmental metrics, climate change related risks and associated financial impacts, as well as increased oversight of and reporting on our supply chain and other compliance requirements. Stricter limits on greenhouse gas emissions generated by our facilities or by our products that produce carbon emissions could also be imposed. We expect that compliance with such laws and regulations will require additional internal resources and may necessitate larger investment in product development and manufacturing equipment and/or facilities, as well as sourcing from new suppliers and/or higher costs from existing suppliers, all of which would increase our direct and indirect costs and negatively impact our business, results of operations, financial condition and competitive position. Our failure to adequately comply with such laws and regulations could jeopardize our ability to receive contract awards from the U.S. government and other customers.
Moreover, our investors, customers, employees and other stakeholders increasingly expect us to reduce greenhouse gas emissions generated by our operations by implementing more efficient manufacturing technologies and increasing the amount of renewable energy used within our facilities. While we are engaged in efforts to transition to a lower carbon economy by reducing the emissions generated by our operations and increasing our use of renewable energy, these efforts take time and resources and may increase our energy acquisition and other costs and require capital investment. In addition, our stakeholders expect us to reduce greenhouse gas emissions from the use of our products, including by developing and incorporating sustainable technologies into our products. Our businesses are expected to require significant research and development investment to succeed in developing the new technologies and products that will enable us to significantly reduce such emissions from the use of our products and successfully compete in a lower carbon economy. We may not realize the anticipated benefits of our investments and actions for a variety of reasons, including technological challenges, evolving government and customer requirements and our ability to anticipate them and develop the desired technologies and products on a timely basis. Our competitors may develop these technologies and products before we do and they may be deemed by our customers to be superior to technologies and products we may develop, and they may otherwise gain industry acceptance in advance of, or instead of, our products. In addition, as we and our competitors develop increasingly sustainable technologies, demand for our existing offerings may decrease or become nonexistent.
We are subject to legal proceedings and other claims.
We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts; alleged lack of compliance with applicable laws and regulations; disputes with suppliers, production partners or other third parties; product liability; patent and trademark infringement; employment disputes; and environmental, safety and health matters. Due to the nature of our manufacturing business, we are regularly subject to liability claims arising from accidents involving our products, including claims for serious personal injuries or death caused by weather or by pilot, driver or user error. In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible that such claims could be decided against us and could require us to pay damages or make other expenditures in amounts that are not presently estimable. In addition, we cannot be certain that our reserves are adequate and that our insurance coverage will be sufficient to cover one or more substantial claims. Furthermore, we may not be able to obtain insurance coverage at acceptable levels and costs in the future. Litigation is inherently unpredictable, and we could incur judgments, receive adverse arbitration awards or enter into settlements for current or future claims that could adversely affect our results of operations in any particular period.
Intellectual property infringement claims of others and the inability to protect our intellectual property rights could harm our business and our customers.
Intellectual property infringement claims are, from time to time, asserted by third parties against us or our customers. Any related indemnification payments or legal costs we are obliged to pay on behalf of our businesses, our customers or other third parties can be costly. Infringement claims also have resulted in legal restrictions on our businesses engaging in sales of allegedly infringing products. If such a restriction were imposed upon a material product line, our business and results of operations could be adversely impacted. In addition, we own the rights to many patents, trademarks, brand names, trade names and trade secrets that are important to our business. Our inability to enforce these intellectual property rights could have an adverse effect on our results of operations. Additionally, our intellectual property could be at risk due to cybersecurity threats.

Risks Related to Human Capital
Our success is highly dependent on our ability to hire and retain a qualified workforce.
Our success is highly dependent upon our ability to hire and retain a workforce with the skills necessary for our businesses to develop and manufacture the products desired by our customers. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, flight operations, business development and strategy and management. Because many of our businesses experience cyclical market demand, they face challenges in maintaining their workforce at levels aligned with market demand which in the past has necessitated workforce reductions at some of our businesses as demand decreased. Conversely, our businesses sometimes need to increase the size of their workforce in order to keep pace with production needs due to increased customer demand. Furthermore, for our defense businesses the uncertainty of being awarded follow-on contracts and the related timing can also present difficulties in matching workforce size with contract needs. Such challenges in aligning the size of our businesses’ workforces with current or future business needs have resulted and may, in the future result in increased costs, production delays or other adverse impacts on our business and results of operations.
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
Approximately 7,300, or 27%, of our U.S. employees are unionized, and many of our non-U.S. employees are represented by organized councils. As a result, from time to time we experience work stoppages, which can negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, loss or delay of revenues and/or increased cost. The presence of unions also may limit our flexibility in responding to competitive pressures in the marketplace. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
On December 31, 2022, we operated a total of 54 plants located throughout the U.S. and 44 plants outside the U.S. We own 58 plants and lease the remainder for a total manufacturing space of approximately 23.6 million square feet. We consider the productive capacity of the plants operated by each of our business segments to be adequate. We also own or lease offices, warehouses, training and service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.

Item 3. Legal Proceedings
As previously reported in Textron’s Annual Report on Form 10-K for the fiscal year ended January 4, 2020, on August 22, 2019, a purported shareholder class action lawsuit was filed in the United States District Court in the Southern District of New York against Textron, its Chairman and Chief Executive Officer and its Chief Financial Officer. The suit, filed by Building Trades Pension Fund of Western Pennsylvania, alleges that the defendants violated the federal securities laws by making materially false and misleading statements and concealing material adverse facts related to the Arctic Cat acquisition and integration. The complaint seeks unspecified compensatory damages. On November 12, 2019, the Court appointed IWA Forest Industry Pension Fund (IWA) as the sole lead plaintiff in the case. On December 24, 2019, IWA filed an Amended Complaint in the now entitled In re Textron Inc. Securities Litigation. On February 14, 2020, IWA filed a Second Amended Complaint, and on March 6, 2020, Textron filed a motion to dismiss the Second Amended Complaint. On July 20, 2020, the Court granted Textron’s motion to dismiss and closed the case. On August 18, 2020, plaintiffs filed a notice of appeal contesting the dismissal, which Textron opposed. On September 17, 2021, the Second Circuit Court of Appeals narrowed the case, unanimously upholding dismissal of most of the Second Amended Complaint, but reversing dismissal of one aspect of the Second Amended Complaint and remanding that remaining portion back to the District Court for further proceedings. On June 23, 2022, as a result of a mediation process overseen by an independent mediator, the Parties entered into a settlement agreement to settle plaintiff’s claims for an amount not material to Textron. On November 21, 2022, the Court entered an order giving final approval of the settlement and final judgment in the case. Neither Textron nor any of the other defendants admitted any wrongdoing with respect to the allegations in the case.
We also are subject to actual and threatened legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts; alleged lack of compliance with applicable laws and regulations; disputes with suppliers, production partners or other third parties; product liability; patent and trademark infringement; employment disputes; and environmental, health and safety matters. Some of these legal proceedings and claims seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. As a government contractor, we are subject to audits, reviews and investigations to determine whether our operations are being conducted in accordance with applicable regulatory requirements. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol "TXT." At December 31, 2022, there were approximately 5,500 record holders of Textron common stock.
Issuer Repurchases of Equity Securities
The following provides information about our fourth quarter 2022 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
October 2, 2022 – November 5, 2022	750	$64.62	750	14,500
November 6, 2022 – December 3, 2022	1,635	69.67	1,635	12,865
December 4, 2022 – December 31, 2022	940	70.12	940	11,925
Total	3,325	$68.66	3,325
* These shares were purchased pursuant to a plan authorizing the repurchase of up to 25 million shares of Textron common stock that was announced on January 25,2022 and has no expiration date.

Stock Performance Graph
The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2017 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

	2017	2018	2019	2020	2021	2022
Textron Inc.	$100.00	$80.77	$79.29	$85.86	$137.31	$126.08
S&P 500	100.00	94.80	125.91	148.85	191.58	156.88
S&P 500 A&D	100.00	90.72	124.44	100.56	113.86	133.64
S&P 500 Industrials	100.00	96.09	128.30	157.60	201.56	162.45

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In 2022, Textron’s revenues increased 4% and segment profit increased 8%, compared with 2021, reflecting the impact of higher pricing and higher volume and mix at both the Textron Aviation and Industrial segments, partially offset by lower volume and mix at the Bell and Textron Systems segments. Our backlog increased 31%, to $13.3 billion by the end of 2022, reflecting increased demand in many of our businesses, including a 55% increase in backlog at the Textron Aviation segment. During 2022, we continued to manage through the impacts of ongoing global supply chain shortages/delays and labor shortages, in order to meet customer demand. In December 2022, Bell was awarded the development contract for the U.S. Army’s Future Long-Range Assault Aircraft (FLRAA) program as discussed in Item 1. Business. Financial highlights for 2022 also include:
•Generated $1.5 billion of net cash from operating activities from our manufacturing businesses.
•Invested $601 million in research and development projects and $354 million in capital expenditures.
•Returned $867 million to our shareholders through the repurchase of 13.1 million shares of our common stock.
For an overview of our business segments, including a discussion of our major products and services, refer to Item 1. Business. A discussion of our financial condition and operating results for 2022 compared with 2021 is provided below, while a discussion of 2021 compared with 2020 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 1, 2022. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Financial Statements and Supplementary Data.
Consolidated Results of Operations

				% Change
(Dollars in millions)	2022	2021	2020	2022	2021
Revenues	$12,869	$12,382	$11,651	4%	6%
Cost of sales	10,800	10,297	10,094	5%	2%
Gross margin as a percentage of Manufacturing revenues	15.7%	16.5%	13.0%
Selling and administrative expense	1,186	1,221	1,045	(3)%	17%
Interest expense, net	107	142	166	(25)%	(14)%
Non-service components of pension and postretirement income, net	240	159	83	51%	92%
Revenues
Revenues increased $487 million, 4%, in 2022, compared with 2021. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $507 million, reflecting higher volume and mix of $302 million and higher pricing of $205 million.
•Higher Industrial revenues of $335 million due to a favorable impact from pricing of $227 million, principally in the Specialized Vehicles product line, and higher volume and mix of $203 million in both product lines, partially offset by an unfavorable impact from exchange rate fluctuations of $95 million.
•Lower Bell revenues of $273 million due to lower military revenues of $333 million, primarily in the H-1 program due to lower aircraft and spares production volume reflecting lower demand, partially offset by higher commercial revenues of $60 million, largely due to higher pricing.
•Lower Textron Systems revenues of $101 million, largely due to lower volume of $121 million, which included an $88 million decrease from our Afghanistan fee-for-service and aircraft support contracts.
Cost of Sales and Selling and Administrative Expense
Cost of sales includes cost of products and services sold for the Manufacturing group. In 2022, cost of sales increased $503 million, 5%, compared with 2021, largely due to an unfavorable impact from inflation of $385 million, principally reflecting higher material costs in the Industrial and Textron Aviation segments. Gross margin as a percentage of Manufacturing revenues decreased 80 basis points in 2022, compared with 2021, as higher margin at the Textron Aviation segment, reflecting higher volume and mix and pricing, was more than offset by lower margin at the other Manufacturing segments, primarily at the Bell segment due to lower volume and mix.

Selling and administrative expense decreased $35 million, 3%, in 2022, compared with 2021, primarily reflecting lower share-based compensation expense.

Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents. In 2022, interest expense, net decreased $35 million, 25%, compared with 2021, primarily due to an increase in interest income of $22 million and lower average debt outstanding. For 2022, 2021 and 2020, gross interest expense totaled $129 million, $142 million and $166 million, respectively.
Non-service Components of Pension and Postretirement Income, Net
Non-service components of pension and postretirement income, net increased by $81 million, 51%, in 2022, compared with 2021. The increase is based on our annual valuation at the end of 2021 and is primarily driven by an increase in the discount rate utilized for our domestic qualified pension plans and the impact of actual pension asset returns that exceeded our expected return on plan assets.
Special Charges
Special charges of $25 million in 2021, primarily include restructuring activities as described in Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. There were no special charges recorded in 2022.
Income Taxes

	2022	2021	2020
Effective tax rate	15.2%	14.4%	(9.6%)
In 2022, the effective tax rate of 15.2% was lower than the U.S. federal statutory tax rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income. In 2021, the effective tax rate of 14.4% was lower than the U.S. federal statutory tax rate of 21%, largely due to the favorable impact of research and development credits, which included a $12 million benefit recognized for additional credits related to prior years.
For a full reconciliation of our effective tax rate to the U.S. federal statutory tax rate, see Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Segment Analysis
We conduct our business through six operating segments: Textron Aviation, Bell, Textron Systems, Industrial and Textron eAviation, which represent our manufacturing businesses, and Finance, which represents our captive finance business. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments includes non-service components of net periodic benefit cost/(income) and excludes interest expense, net; certain corporate expenses; gains/losses on major business dispositions; special charges; and an inventory charge related to the 2020 COVID-19 restructuring plan, as discussed in Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.  Operating expenses for the Manufacturing segments include cost of sales, selling and administrative expense and other non-service components of net periodic benefit cost/(income), and exclude certain corporate expenses and special charges.
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
Approximately 22% of our 2022 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program.  For our segments that contract with the U.S. Government, changes in revenues related to these contracts are expressed in terms of volume.  Changes in segment profit for these contracts are typically expressed in terms of volume and mix and performance; these include cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.
Textron Aviation

				% Change
(Dollars in millions)	2022	2021	2020	2022	2021
Revenues:
Aircraft	$3,387	$3,116	$2,714	9%	15%
Aftermarket parts and services	1,686	1,450	1,260	16%	15%
Total revenues	5,073	4,566	3,974	11%	15%
Operating expenses	4,489	4,188	3,958	7%	6%
Segment profit	$584	$378	$16	54%	2,263%
Profit margin	11.5%	8.3%	0.4%
Backlog	$6,387	$4,120	$1,603	55%	157%
Textron Aviation Revenues and Operating Expenses
Factors contributing to the 2022 year-over-year revenue change are provided below:

(In millions)	2022 versus 2021
Volume and mix	$302
Pricing	205
Total change	$507
Textron Aviation’s revenues increased $507 million, 11%, in 2022, compared with 2021, reflecting higher volume and mix of $302 million and higher pricing of $205 million. The increase in volume and mix was largely due to higher Citation jet and aftermarket volume, partially offset by lower pre-owned volume. The higher aftermarket volume reflected increased aircraft utilization. We delivered 178 Citation jets and 146 commercial turboprops in 2022, compared with 167 Citation jets and 125 commercial turboprops in 2021.
Textron Aviation’s operating expenses increased $301 million, 7%, in 2022, compared with 2021, largely due to higher volume and mix described above and inflation of $114 million.
Textron Aviation Segment Profit
Factors contributing to 2022 year-over-year segment profit change are provided below:

(In millions)	2022 versus 2021
Volume and mix	$101
Pricing, net of inflation	91
Performance	14
Total change	$206
Textron Aviation’s segment profit increased $206 million, 54%, in 2022, compared with 2021, primarily due to the impact from higher volume and mix described above and favorable pricing, net of inflation of $91 million.
Textron Aviation Backlog
Textron Aviation’s backlog increased $2.3 billion in 2022 as a result of orders in excess of deliveries.

Bell

				% Change
(Dollars in millions)	2022	2021	2020	2022	2021
Revenues:
Military aircraft and support programs	$1,740	$2,073	$2,213	(16)%	(6)%
Commercial helicopters, parts and services	1,351	1,291	1,096	5%	18%
Total revenues	3,091	3,364	3,309	(8)%	2%
Operating expenses	2,774	2,956	2,847	(6)%	4%
Segment profit	$317	$408	$462	(22)%	(12)%
Profit margin	10.3%	12.1%	14.0%
Backlog	$4,781	$3,871	$5,342	24%	(28)%
A significant portion of Bell’s military aircraft and support program revenues is from the U.S. Government for the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are transitioning from production to the support stage over the next few years. Under the current contracts, production is expected to end by 2023 for the H-1 helicopter and 2025 for the V-22 tiltrotor. In December 2022, Bell was awarded the development contract for the next stage of the FLRAA program, as discussed in Item 1 Business.
Bell Revenues and Operating Expenses
Factors contributing to the 2022 year-over-year revenue change are provided below:

(In millions)	2022 versus 2021
Volume and mix	$(332)
Pricing	59
Total change	$(273)
Bell’s revenues decreased $273 million, 8%, in 2022, compared with 2021, largely due to lower military revenues of $333 million, primarily in the H-1 program due to lower aircraft and spares production volume reflecting lower demand. Commercial revenues increased $60 million, largely due to higher pricing. We delivered 179 commercial helicopters in 2022, compared with 156 commercial helicopters in 2021.
Bell’s operating expenses decreased $182 million, 6%, in 2022, compared with 2021, primarily due to lower net volume and mix described above.
Bell Segment Profit
Factors contributing to 2022 year-over-year segment profit change are provided below:

(In millions)	2022 versus 2021
Volume and mix	$(135)
Performance	45
Inflation, net of pricing	(1)
Total change	$(91)
Bell’s segment profit decreased $91 million, 22%, in 2022, compared with 2021, largely reflecting lower volume and mix described above, partially offset by a favorable impact from performance of $45 million. Performance included lower research and development costs, pension costs and selling and administrative expense of $113 million, partially offset by an unfavorable change in net program adjustments.
Bell Backlog
Bell’s backlog increased $910 million, 24%, in 2022, largely due to new orders in excess of deliveries and revenues recognized. Bell was awarded a $1.4 billion 5-year contract with the U.S. Government for spares and logistic support for the V-22 tiltrotor aircraft in the first quarter of 2022.

Textron Systems

				% Change
(Dollars in millions)	2022	2021	2020	2022	2021
Revenues	$1,172	$1,273	$1,313	(8)%	(3)%
Operating expenses	1,020	1,084	1,161	(6)%	(7)%
Segment profit	$152	$189	$152	(20)%	24%
Profit margin	13.0%	14.8%	11.6%
Backlog	$2,098	$2,144	$2,556	(2)%	(16)%
Textron Systems Revenues and Operating Expenses
Factors contributing to the 2022 year-over-year revenue change are provided below:

(In millions)	2022 versus 2021
Volume and mix	$(121)
Pricing	20
Total change	$(101)
Revenues at Textron Systems decreased $101 million, 8%, in 2022, compared with 2021. Lower volume of $121 million included an $88 million decrease from our Afghanistan fee-for-service and aircraft support contracts, primarily reflecting the impact from the U.S. Army’s withdrawal from Afghanistan.
Textron Systems’ operating expenses decreased $64 million, 6%, in 2022, compared with 2021, primarily related to lower volume described above.
Textron Systems Segment Profit
Factors contributing to 2022 year-over-year segment profit change are provided below:

(In millions)	2022 versus 2021
Volume and mix	$(25)
Performance	(20)
Pricing, net of inflation	8
Total change	$(37)
Textron Systems’ segment profit decreased $37 million, 20%, in 2022, compared with 2021, due to lower volume and mix of $25 million described above and an unfavorable impact from performance of $20 million, partially offset by favorable pricing, net of inflation of $8 million.
Industrial

				% Change
(Dollars in millions)	2022	2021	2020	2022	2021
Revenues:
Fuel Systems and Functional Components	$1,771	$1,735	$1,751	2%	(1)%
Specialized Vehicles	1,694	1,395	1,249	21%	12%
Total revenues	3,465	3,130	3,000	11%	4%
Operating expenses	3,300	2,990	2,889	10%	3%
Segment profit	$165	$140	$111	18%	26%
Profit margin	4.8%	4.5%	3.7%

Industrial Revenues and Operating Expenses
Factors contributing to the 2022 year-over-year revenue change are provided below:

(In millions)	2022 versus 2021
Pricing	$227
Volume and mix	203
Foreign exchange	(95)
Total change	$335
Industrial segment revenues increased $335 million, 11%, in 2022, compared with 2021, due to a favorable impact of $227 million from pricing, principally in the Specialized Vehicles product line, and higher volume and mix of $203 million in both product lines, partially offset by an unfavorable impact of $95 million from foreign exchange rate fluctuations.
Operating expenses for the Industrial segment increased $310 million, 10%, in 2022 compared with 2021, primarily reflecting inflation of $226 million, largely in material costs, and higher volume and mix described above, partially offset by a favorable impact of $85 million from foreign exchange rate fluctuations.
Industrial Segment Profit
Factors contributing to 2022 year-over-year segment profit change are provided below:

(In millions)	2022 versus 2021
Volume and mix	$44
Foreign exchange	(10)
Performance	(10)
Pricing, net of inflation	1
Total change	$25
Segment profit for the Industrial segment increased $25 million, 18%, in 2022, compared with 2021, primarily due to higher volume and mix of $44 million as described above, partially offset by an unfavorable impact from foreign exchange rate fluctuations of $10 million and performance of $10 million.
Textron eAviation
Textron eAviation was formed upon the acquisition of Pipistrel, a manufacturer of electrically powered aircraft, on April 15, 2022, as discussed in Note 2 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. This segment includes the operating results of Pipistrel, along with research and development costs for initiatives related to the development of sustainable aviation solutions. In 2022, Textron eAviation segment revenues totaled $16 million and segment loss totaled $26 million.
Finance

(In millions)	2022	2021	2020
Revenues	$52	$49	$55
Segment profit	31	19	10
Finance segment revenues increased $3 million and segment profit increased $12 million in 2022, compared with 2021. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	December 31, 2022	January 1, 2022
Finance receivables	$587	$630
Allowance for credit losses	24	25
Ratio of allowance for credit losses to finance receivables	4.09%	3.97%
Nonaccrual finance receivables	46	94
Ratio of nonaccrual finance receivables to finance receivables	7.84%	14.92%
60+ days contractual delinquency	1	1
60+ days contractual delinquency as a percentage of finance receivables	0.17%	0.16%

Liquidity and Capital Resources
Our financings are conducted through two separate borrowing groups.  The Manufacturing group consists of Textron consolidated with its majority-owned subsidiaries that operate in the Textron Aviation, Bell, Textron Systems, Industrial and Textron eAviation segments. The Finance group, which also is the Finance segment, consists of Textron Financial Corporation and its consolidated subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible products and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.
Assessment of Liquidity and Significant Future Cash Requirements
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	December 31, 2022	January 1, 2022
Manufacturing group
Cash and equivalents	$1,963	$1,922
Debt	3,182	3,185
Shareholders’ equity	7,113	6,815
Capital (debt plus shareholders’ equity)	10,295	10,000
Net debt (net of cash and equivalents) to capital	15%	16%
Debt to capital	31%	32%
Finance group
Cash and equivalents	$72	$195
Debt	375	582
We believe that our calculations of debt to capital and net debt to capital are useful measures as they provide a summary indication of the level of debt financing (i.e., leverage) that is in place to support our capital structure, as well as to provide an indication of our capacity to add further leverage.
We expect to have sufficient cash to meet our needs based on our existing cash balances, the cash we expect to generate from our manufacturing operations and the availability of our existing credit facility. In addition to our manufacturing operating cash requirements, future material cash outlays include our contractual combined debt and interest payments for the Manufacturing group of $119 million in 2023, $461 million in 2024, $446 million in 2025 and $2.7 billion thereafter, and for the Finance Group of $35 million in 2023, $32 million in 2024, $49 million in 2025 and $611 million thereafter.
For the Manufacturing Group, we also have purchase obligations that require material future cash outlays totaling $2.9 billion in 2023, $383 million in 2024 and $149 million thereafter. Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates, as well as property, plant and equipment. Approximately 18% of our purchase obligations represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.
Effective at the beginning of 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. Without the option to deduct these expenses in the year incurred, our tax payments increased by $284 million in 2022. Under the assumption that this legislation is not modified or repealed, the impact will continue over the five-year amortization period, but will decrease each year.
Credit Facilities and Other Sources of Capital
On October 21, 2022, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. This new facility replaces the existing 5-year facility, which was scheduled to expire in October 2024. At December 31, 2022 and January 1, 2022, there were no amounts borrowed against either facility. At December 31, 2022, there were $9 million of outstanding letters of credit issued under the new facility, and at January 1, 2022, there were $9 million of outstanding letters of credit issued under the prior facility.

We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2022	2021	2020
Operating activities	$1,461	$1,469	$833
Investing activities	(511)	(335)	(277)
Financing activities	(875)	(1,349)	393
Cash flows from operating activities in 2022 were essentially unchanged from 2021 as an increase in net income tax payments of $260 million, largely resulting from a change in tax legislation discussed above, was mostly offset by changes in working capital and higher earnings. Net income tax payments were $332 million and $72 million in 2022 and 2021, respectively. Pension contributions were $49 million and $52 million in 2022 and 2021, respectively.
In 2022 and 2021, investing cash flows primarily included capital expenditures of $354 million and $375 million, respectively. Investing cash flows in 2022 also included $202 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition discussed in Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Cash flows used by financing activities in 2022 included $867 million of cash paid to repurchase an aggregate of 13.1 million shares of our common stock under the 2022 share repurchase plan described below. In 2021, cash flows used by financing activities included $921 million of cash paid to repurchase an aggregate of 13.5 million shares of our common stock under a 2020 share repurchase plan, and $524 million of payments on long-term debt.
On January 25, 2022, we announced the authorization of the repurchase of up to 25 million shares of our common stock. This plan allows us to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans and for opportunistic capital management purposes. The 2022 plan has no expiration date and replaced the prior 2020 share repurchase authorization, which was utilized in 2021 for repurchases.
Dividend payments to shareholders totaled $17 million and $18 million in 2022 and 2021, respectively.
Finance Group Cash Flows
The cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2022	2021	2020
Operating activities	$(7)	$(1)	$13
Investing activities	100	185	(48)
Financing activities	(216)	(97)	(33)
The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $147 million and $250 million in 2022 and 2021, respectively, partially offset by finance receivable originations of $92 million and $100 million, respectively. Cash flows provided by investing activities in 2022 also included $45 million of other investing activities, largely related to proceeds from the sale of operating lease assets. Cash flows used in financing activities included payments on long-term and nonrecourse debt of $216 million and $97 million in 2022 and 2021, respectively.
Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2022	2021	2020
Operating activities	$1,490	$1,599	$769
Investing activities	(447)	(281)	(248)
Financing activities	(1,091)	(1,446)	360
Consolidated cash flows from operating activities were $1,490 million in 2022, compared with $1,599 million in 2021. The $109 million year-over-year decrease in net cash inflow was primarily due to an increase in net income tax payments of $263 million, largely resulting from a change in tax legislation discussed above, and a decrease in cash inflows from captive finance receivables of $96 million, partially offset changes in working capital and higher earnings. Net income tax payments were $356 million and $93 million in 2022 and 2021, respectively. Pension contributions were $49 million and $52 million in 2022 and 2021, respectively.
In 2022 and 2021, investing cash flows included capital expenditures of $354 million and $375 million, respectively. Investing cash flows in 2022 also included $202 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition.
Cash flows used by financing activities in 2022 primarily included $867 million of share repurchases and $234 million of payments on long-term debt. In 2021, cash flows used by financing activities included $921 million of share repurchases and $621 million of payments on long-term debt.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

(In millions)	2022	2021	2020
Reclassification adjustments from investing activities to operating activities:
Cash received from customers	$127	$231	$106
Finance receivable originations for Manufacturing group inventory sales	(92)	(100)	(195)
Other	1	—	12
Total reclassification adjustments from investing activities to operating activities	$36	$131	$(77)
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2022 and 2021 to maintain compliance with the support agreement.
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
At the outset of each contract, we estimate an initial profit booking rate considering the risks surrounding our ability to achieve the technical requirements (e.g., a newly developed product versus a mature product), schedule (e.g., the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract. Conversely, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate.
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

(In millions)	2022	2021	2020
Gross favorable	$101	$154	$148
Gross unfavorable	(117)	(73)	(76)
Net adjustments	$(16)	$81	$72
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
To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will decrease pension income.  For both 2022 and 2021, the assumed expected long-term rate of return on plan assets used in calculating pension income was 7.10%. For 2022, the assumed rate of return for our domestic plans, which represent approximately 91% of our total pension assets, was 7.25%.
The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and decreases pension income.  In 2022, the weighted-average discount rate used in calculating pension income was 2.99%, compared with 2.62% in 2021.  For our domestic plans, the assumed discount rate was 3.05% in 2022, compared with 2.70% in 2021. A decrease of 50 basis-points in this weighted-average discount rate in 2022 would have decreased pension income for our domestic plans by approximately $20 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage our foreign currency transaction exposures by entering into foreign currency exchange contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign currency exchange contracts was $354 million and $272 million at December 31, 2022 and January 1, 2022, respectively. We also may hedge exposures to certain of our foreign currency assets and earnings by funding those asset positions with debt in the same foreign currency so the exposures are naturally offset.
Interest Rate Risk
Our financial results are affected by changes in interest rates. As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures. We continually monitor our mix of these exposures and adjust the mix, as necessary. For our Finance group, we generally limit our risk to changes in interest rates with a strategy of matching floating-rate assets with floating-rate liabilities. This strategy includes the use of interest rate swap agreements. We had interest rate swap agreements with a total notional amount of $297 million at December 31, 2022 and $289 million at January 1, 2022, which effectively converted certain floating-rate debt to a fixed-rate equivalent.
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

	December 31, 2022			January 1, 2022
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign currency exchange risk
Debt	$(6)	$(6)	$(1)	$(6)	$(6)	$(1)
Foreign currency exchange contracts	(11)	(11)	28	1	1	21
	$(17)	$(17)	$27	$(5)	$(5)	$20
Interest rate risk
Debt	$(3,175)	$(2,872)	$(51)	$(3,181)	$(3,346)	$(24)
Finance group
Interest rate risk
Finance receivables	$390	$369	$10	$413	$444	$7
Debt	(375)	(294)	(1)	(582)	(546)	—
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

Consolidated Statements of Operations
For each of the years in the three-year period ended December 31, 2022

(In millions, except per share data)	2022	2021	2020
Revenues
Manufacturing product revenues	$10,945	$10,541	$9,720
Manufacturing service revenues	1,872	1,792	1,876
Finance revenues	52	49	55
Total revenues	12,869	12,382	11,651
Costs, expenses and other
Cost of products sold	9,380	8,955	8,715
Cost of services sold	1,420	1,342	1,379
Selling and administrative expense	1,186	1,221	1,045
Interest expense, net	107	142	166
Special charges	—	25	147
Non-service components of pension and postretirement income, net	(240)	(159)	(83)
Gain on business disposition	—	(17)	—
Total costs, expenses and other	11,853	11,509	11,369
Income from continuing operations before income taxes	1,016	873	282
Income tax expense (benefit)	154	126	(27)
Income from continuing operations	$862	$747	$309
Loss from discontinued operations	(1)	(1)	—
Net income	$861	$746	$309
Basic Earnings per share
Continuing operations	$4.05	$3.33	$1.35
Diluted Earnings per share
Continuing operations	$4.01	$3.30	$1.35
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
For each of the years in the three-year period ended December 31, 2022

(In millions)	2022	2021	2020
Net income	$861	$746	$309
Other comprehensive income, net of tax
Pension and postretirement benefits adjustments, net of reclassifications	283	981	31
Foreign currency translation adjustments, net of reclassifications	(103)	(37)	78
Deferred gains (losses) on hedge contracts, net of reclassifications	(3)	2	(1)
Total other comprehensive income, net of tax	177	946	108
Comprehensive income	$1,038	$1,692	$417
See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	December 31, 2022	January 1, 2022
Assets
Manufacturing group
Cash and equivalents	$1,963	$1,922
Accounts receivable, net	855	838
Inventories	3,550	3,468
Other current assets	1,033	1,018
Total current assets	7,401	7,246
Property, plant and equipment, net	2,523	2,538
Goodwill	2,283	2,149
Other assets	3,422	3,027
Total Manufacturing group assets	15,629	14,960
Finance group
Cash and equivalents	72	195
Finance receivables, net	563	605
Other assets	29	67
Total Finance group assets	664	867
Total assets	$16,293	$15,827
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$7	$6
Accounts payable	1,018	786
Other current liabilities	2,645	2,344
Total current liabilities	3,670	3,136
Other liabilities	1,879	2,005
Long-term debt	3,175	3,179
Total Manufacturing group liabilities	8,724	8,320
Finance group
Other liabilities	81	110
Debt	375	582
Total Finance group liabilities	456	692
Total liabilities	9,180	9,012
Shareholders’ equity
Common stock (207.4 million and 219.2 million shares issued, respectively, and 206.2 million and 216.9 million shares outstanding, respectively)	26	28
Capital surplus	1,880	1,863
Treasury stock	(84)	(157)
Retained earnings	5,903	5,870
Accumulated other comprehensive loss	(612)	(789)
Total shareholders’ equity	7,113	6,815
Total liabilities and shareholders’ equity	$16,293	$15,827
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 4, 2020	$29	$1,674	$(20)	$5,682	$(1,847)	$5,518
Net income	—	—	—	309	—	309
Other comprehensive income	—	—	—	—	108	108
Dividends declared ($0.08 per share)	—	—	—	(18)	—	(18)
Share-based compensation activity	—	111	—	—	—	111
Purchases of common stock	—	—	(183)	—	—	(183)
Balance at January 2, 2021	29	1,785	(203)	5,973	(1,739)	5,845
Net income	—	—	—	746	—	746
Other comprehensive income	—	—	—	—	946	946
Dividends declared ($0.08 per share)	—	—	—	(18)	—	(18)
Share-based compensation activity	1	212	—	—	—	213
Purchases of common stock	—	—	(921)	—	—	(921)
Retirement of treasury stock	(2)	(134)	967	(831)	—	—
Other	—	—	—	—	4	4
Balance at January 1, 2022	28	1,863	(157)	5,870	(789)	6,815
Net income	—	—	—	861	—	861
Other comprehensive income	—	—	—	—	177	177
Dividends declared ($0.08 per share)	—	—	—	(17)	—	(17)
Share-based compensation activity	—	144	—	—	—	144
Purchases of common stock	—	—	(867)	—	—	(867)
Retirement of treasury stock	(2)	(127)	940	(811)	—	—
Balance at December 31, 2022	$26	$1,880	$(84)	$5,903	$(612)	$7,113
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For each of the years in the three-year period ended December 31, 2022

	Consolidated
(In millions)	2022	2021	2020
Cash flows from operating activities
Income from continuing operations	$862	$747	$309
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	397	390	391
Deferred income taxes	(220)	23	(7)
Asset impairments and TRU inventory charge	2	13	116
Gain on business disposition	—	(17)	—
Other, net	94	88	79
Changes in assets and liabilities:
Accounts receivable, net	(26)	(58)	149
Inventories	(55)	45	434
Other assets	35	(112)	66
Accounts payable	235	13	(613)
Other liabilities	270	405	(5)
Income taxes, net	18	11	(62)
Pension, net	(165)	(82)	(15)
Captive finance receivables, net	35	131	(89)
Other operating activities, net	8	2	16
Net cash provided by operating activities of continuing operations	1,490	1,599	769
Net cash used in operating activities of discontinued operations	(2)	(1)	(1)
Net cash provided by operating activities	1,488	1,598	768
Cash flows from investing activities
Capital expenditures	(354)	(375)	(317)
Net cash used in acquisitions	(202)	—	(15)
Net proceeds (payments) from corporate-owned life insurance policies	23	(2)	22
Proceeds from sale of property, plant and equipment and an insurance recovery	22	3	33
Net proceeds from business disposition	—	38	—
Finance receivables repaid	20	19	22
Other investing activities, net	44	36	7
Net cash used in investing activities	(447)	(281)	(248)
Cash flows from financing activities
Decrease in short-term debt	(14)	(1)	—
Net proceeds from long-term debt	—	—	1,137
Principal payments on long-term debt and nonrecourse debt	(234)	(621)	(593)
Proceeds from borrowings against corporate-owned life insurance policies	—	—	377
Payments on borrowings against corporate-owned life insurance policies	—	—	(377)
Purchases of Textron common stock	(867)	(921)	(183)
Proceeds from exercise of stock options	44	116	22
Dividends paid	(17)	(18)	(18)
Other financing activities, net	(3)	(1)	(5)
Net cash provided by (used in) financing activities	(1,091)	(1,446)	360
Effect of exchange rate changes on cash and equivalents	(32)	(8)	17
Net increase (decrease) in cash and equivalents	(82)	(137)	897
Cash and equivalents at beginning of year	2,117	2,254	1,357
Cash and equivalents at end of year	$2,035	$2,117	$2,254
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued
For each of the years in the three-year period ended December 31, 2022

	Manufacturing Group			Finance Group
(In millions)	2022	2021	2020	2022	2021	2020
Cash flows from operating activities
Income from continuing operations	$835	$740	$301	$27	$7	$8
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	396	380	386	1	10	5
Deferred income taxes	(200)	27	(2)	(20)	(4)	(5)
Asset impairments and TRU inventory charge	2	13	116	—	—	—
Gain on business disposition	—	(17)	—	—	—	—
Other, net	103	97	69	(9)	(9)	10
Changes in assets and liabilities:
Accounts receivable, net	(26)	(58)	149	—	—	—
Inventories	(55)	45	434	—	—	—
Other assets	34	(111)	68	1	(1)	(2)
Accounts payable	235	13	(613)	—	—	—
Other liabilities	277	404	(15)	(7)	1	(2)
Income taxes, net	18	16	(61)	—	(5)	(1)
Pension, net	(165)	(82)	(15)	—	—	—
Other operating activities, net	7	2	16	—	—	—
Net cash provided by (used in) operating activities of continuing operations	1,461	1,469	833	(7)	(1)	13
Net cash used in operating activities of discontinued operations	(2)	(1)	(1)	—	—	—
Net cash provided by (used in) operating activities	1,459	1,468	832	(7)	(1)	13
Cash flows from investing activities
Capital expenditures	(354)	(375)	(317)	—	—	—
Net cash used in acquisitions	(202)	—	(15)	—	—	—
Net proceeds (payments) from corporate-owned life insurance policies	23	(2)	22	—	—	—
Proceeds from sale of property, plant and equipment and an insurance recovery	22	3	33	—	—	—
Net proceeds from business disposition	—	38	—	—	—	—
Finance receivables repaid	—	—	—	147	250	128
Finance receivables originated	—	—	—	(92)	(100)	(195)
Other investing activities, net	—	1	—	45	35	19
Net cash provided by (used in) investing activities	(511)	(335)	(277)	100	185	(48)
Cash flows from financing activities
Decrease in short-term debt	(14)	(1)	—	—	—	—
Net proceeds from long-term debt	—	—	1,137	—	—	—
Principal payments on long-term debt and nonrecourse debt	(18)	(524)	(548)	(216)	(97)	(45)
Proceeds from borrowings against corporate-owned life insurance policies	—	—	377	—	—	—
Payments on borrowings against corporate-owned life insurance policies	—	—	(377)	—	—	—
Purchases of Textron common stock	(867)	(921)	(183)	—	—	—
Proceeds from exercise of stock options	44	116	22	—	—	—
Dividends paid	(17)	(18)	(18)	—	—	—
Other financing activities, net	(3)	(1)	(17)	—	—	12
Net cash provided by (used in) financing activities	(875)	(1,349)	393	(216)	(97)	(33)
Effect of exchange rate changes on cash and equivalents	(32)	(8)	17	—	—	—
Net increase (decrease) in cash and equivalents	41	(224)	965	(123)	87	(68)
Cash and equivalents at beginning of year	1,922	2,146	1,181	195	108	176
Cash and equivalents at end of year	$1,963	$1,922	$2,146	$72	$195	$108
See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Financial Statement Presentation
Our Consolidated Financial Statements include the accounts of Textron Inc. and its majority-owned subsidiaries. Our financings are conducted through two separate borrowing groups. The Manufacturing group consists of Textron Inc. consolidated with its majority-owned subsidiaries that operate in the Textron Aviation, Bell, Textron Systems and Industrial segments, and the Textron eAviation segment, which was formed in the second quarter of 2022 upon the acquisition of Pipistrel, a manufacturer of electrically powered aircraft as discussed in Note 2. The Finance group, which also is the Finance segment, consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. We designed this framework to enhance our borrowing power by separating the Finance group. Our Manufacturing group operations include the development, production and delivery of tangible goods and services, while our Finance group provides financial services. Due to the fundamental differences between each borrowing group’s activities, investors, rating agencies and analysts use different measures to evaluate each group’s performance. To support those evaluations, we present balance sheet and cash flow information for each borrowing group within the Consolidated Financial Statements.
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
U.S. Government Contracts
Our contracts with the U.S. Government generally include the design, development, manufacture or modification of aerospace and defense products, as well as related services. These contracts, which also include those under the U.S. Government-sponsored foreign military sales program, accounted for approximately 22% of total revenues in 2022.  The customer typically contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which often results in the delivery of multiple units. Accordingly, the entire contract is accounted for as one performance obligation. In certain circumstances, a contract may include both production and support services, such as logistics and parts plans, which are considered to be distinct in the context of the contract and represent separate performance obligations. When a contract is separated into more than one performance obligation, we generally utilize the expected cost plus a margin approach to determine the standalone selling prices when allocating the transaction price.
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
Approximately 73% of our 2022 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts. Under the typical payment terms of these contracts, the customer pays us either performance-based or progress payments. Performance-based payments represent interim payments of up to 90% of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments of up to 80% of costs incurred as the work progresses. Because the customer retains a small portion of the contract price until completion of the contract, these contracts generally result in revenue recognized in excess of billings, which we present as contract assets in the Consolidated Balance Sheets. Amounts billed and due from our customers are classified in Accounts receivable, net. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For cost-type contracts, we are generally paid for our actual costs incurred within a short period of time.
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
In 2022, our cumulative catch-up adjustments decreased segment profit by $16 million and net income by $12 million, ($0.06 per diluted share). In 2021 and 2020, our cumulative catch-up adjustments increased segment profit by $81 million and $72 million, respectively, and net income by $62 million and $55 million, respectively ($0.27 and $0.24 per diluted share, respectively). Revenue was reduced by $25 million in 2022 and increased by $93 million and $77 million in 2021 and 2020, respectively, related to changes in profit booking rates for performance obligations satisfied in prior periods.
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
Inventories
Inventories are stated at the lower of cost or estimated realizable value. The majority of our inventories are valued using the last-in, first-out (LIFO) method, while the remaining inventories are generally valued using the first-in, first-out (FIFO) method.
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
Acquired intangible assets with finite lives are subject to amortization. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Amortization of these intangible assets is recognized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Approximately 81% of our gross intangible assets are amortized based on the cash flow streams used to value the assets, with the remaining assets amortized using the straight-line method.
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
Research and Development Costs
Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts.  In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred.  Company-funded research and development costs were $601 million, $619 million and $549 million in 2022, 2021 and 2020, respectively, and are included in cost of sales.
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

Note 2. Business Acquisition and Disposition
2022 Business Acquisition
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
2021 Business Disposition
On January 25, 2021, we completed the sale of TRU Simulation + Training Canada Inc. (TRU Canada) within our Textron Systems segment for net cash proceeds of $38 million and recorded an after-tax gain of $17 million.
Note 3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Total
Balance at January 2, 2021	$631	$35	$1,009	$482	$—	$2,157
Foreign currency translation	—	—	1	(9)	—	(8)
Balance at January 1, 2022	631	35	1,010	473	—	2,149
Acquisitions	3	2	—	—	141	146
Foreign currency translation	(1)	—	—	(8)	(3)	(12)
Balance at December 31, 2022	$633	$37	$1,010	$465	$138	$2,283
Intangible Assets
Our intangible assets are summarized below:

		December 31, 2022			January 1, 2022
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and technology	15	$527	$(319)	$208	$481	$(289)	$192
Trade names and trademarks	18	199	(8)	191	181	(8)	173
Customer relationships and contractual agreements	15	392	(330)	62	382	(309)	73
Other	—	—	—	—	3	(3)	—
Total		$1,118	$(657)	$461	$1,047	$(609)	$438
Trade names and trademarks in the table above include $169 million of indefinite-lived intangible assets at both December 31, 2022 and January 1, 2022. In 2022, 2021 and 2020, amortization expense totaled $52 million, $51 million and $54 million, respectively. Amortization expense is estimated to be approximately $39 million, $37 million, $34 million, $31 million and $29 million in 2023, 2024, 2025, 2026 and 2027, respectively.

Note 4. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	December 31, 2022	January 1, 2022
Commercial	$755	$704
U.S. Government contracts	124	158
	879	862
Allowance for credit losses	(24)	(24)
Total	$855	$838
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	December 31, 2022	January 1, 2022
Finance receivables	$587	$630
Allowance for credit losses	(24)	(25)
Total finance receivables, net	$563	$605
Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. These loans have initial terms ranging from five years to twelve years, amortization terms ranging from eight years to fifteen years and an average balance of $1.8 million at December 31, 2022. Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan.
Our finance receivables are diversified across geographic region and borrower industry. At December 31, 2022, 58% of our finance receivables were distributed internationally and 42% throughout the U.S., compared with 56% and 44%, respectively, at January 1, 2022. At December 31, 2022 and January 1, 2022, finance receivables of $73 million and $93 million, respectively, have been pledged as collateral for TFC’s debt of $28 million and $43 million, respectively.
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

Finance receivables categorized based on the credit quality indicators and by delinquency aging category are summarized as follows:

(Dollars in millions)	December 31, 2022	January 1, 2022
Performing	$515	$536
Watchlist	26	—
Nonaccrual	46	94
Nonaccrual as a percentage of finance receivables	7.84%	14.92%
Current and less than 31 days past due	$579	$624
31-60 days past due	7	5
61-90 days past due	—	—
Over 90 days past due	1	1
60+ days contractual delinquency as a percentage of finance receivables	0.17%	0.16%
At December 31, 2022, 43% of our performing finance receivables were originated since the beginning of 2020 and 24% were originated from 2017 to 2019. For finance receivables categorized as watchlist, 94% were originated since the beginning of 2020 and for nonaccrual, 82% were originated from 2017 to 2019.
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
A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	December 31, 2022	January 1, 2022
Recorded investment:
Impaired finance receivables with specific allowance for credit losses	$15	$33
Impaired finance receivables with no specific allowance for credit losses	31	61
Total	$46	$94
Unpaid principal balance	$60	$109
Allowance for credit losses on impaired finance receivables	3	4
Average recorded investment of impaired finance receivables	67	117
A summary of the allowance for credit losses on finance receivables based on how the underlying finance receivables are evaluated for impairment is provided below.  The finance receivables reported in this table exclude $91 million and $95 million of leveraged leases at December 31, 2022 and January 1, 2022, respectively, in accordance with U.S. generally accepted accounting principles.

(In millions)	December 31, 2022	January 1, 2022
Allowance for credit losses based on collective evaluation	$21	$21
Allowance for credit losses based on individual evaluation	3	4
Finance receivables evaluated collectively	450	441
Finance receivables evaluated individually	46	94

Note 5. Inventories
Inventories are composed of the following:

(In millions)	December 31, 2022	January 1, 2022
Finished goods	$991	$1,071
Work in process	1,540	1,548
Raw materials and components	1,019	849
Total	$3,550	$3,468
At both December 31, 2022 and January 1, 2022, 71% of inventories were valued using the LIFO method. Inventories valued at LIFO cost would have been higher by approximately $594 million and $523 million, at December 31, 2022 and January 1, 2022, respectively, if they had been valued using the FIFO method.
Note 6. Property, Plant and Equipment, Net
Our Manufacturing group’s property, plant and equipment, net is composed of the following:

(Dollars in millions)	Useful Lives (in years)			December 31, 2022	January 1, 2022
Land, buildings and improvements	2	-	40	$2,140	$2,097
Machinery and equipment	1	-	20	5,467	5,329
				7,607	7,426
Accumulated depreciation and amortization				(5,084)	(4,888)
Total				$2,523	$2,538
The Manufacturing group’s depreciation expense totaled $340 million, $325 million and $325 million in 2022, 2021 and 2020, respectively.
Note 7. Other Current Liabilities
The other current liabilities of our Manufacturing group are summarized below:

(In millions)	December 31, 2022	January 1, 2022
Contract liabilities	$1,416	$1,105
Salaries, wages and employer taxes	414	477
Current portion of warranty and product maintenance liabilities	171	142
Other	644	620
Total	$2,645	$2,344
Changes in our warranty liability are as follows:

(In millions)	2022	2021	2020
Balance at beginning of year	$127	$119	$141
Provision	73	70	54
Settlements	(60)	(66)	(64)
Adjustments*	9	4	(12)
Balance at end of year	$149	$127	$119
* Adjustments include changes to prior year estimates, new issues on prior year sales, business acquisitions and dispositions, and currency translation adjustments.

Note 8. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide through operating leases. Our operating leases have remaining lease terms up to 26 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $69 million, $66 million and $61 million in 2022, 2021 and 2020, respectively. Variable and short-term lease costs were not significant. In 2022, 2021 and 2020, cash paid for operating lease liabilities totaled $68 million, $66 million and $60 million, respectively, and is classified in cash flows from operating activities. Noncash transactions totaled $58 million, $86 million and $119 million in 2022, 2021 and 2020, reflecting the recognition of operating lease assets and liabilities for new or extended leases.
Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	December 31, 2022	January 1, 2022
Other assets	$372	$374
Other current liabilities	54	56
Other liabilities	326	325
Weighted-average remaining lease term (in years)	10.4	10.5
Weighted-average discount rate	4.14%	3.19%
At December 31, 2022, maturities of our operating lease liabilities on an undiscounted basis totaled $68 million for 2023, $61 million for 2024, $54 million for 2025, $40 million for 2026, $35 million for 2027 and $230 million thereafter.
Note 9. Debt and Credit Facilities
Our debt is summarized in the table below:

(In millions)	December 31, 2022	January 1, 2022
Manufacturing group
4.30% due 2024	$350	$350
3.875% due 2025	350	350
4.00% due 2026	350	350
3.65% due 2027	350	350
3.375% due 2028	300	300
3.90% due 2029	300	300
3.00% due 2030	650	650
2.45% due 2031	500	500
Other (weighted-average rate of 2.20% and 2.04%, respectively)	32	35
Total Manufacturing group debt	$3,182	$3,185
Less: Current portion of long-term debt	(7)	(6)
Total Long-term debt	$3,175	$3,179
Finance group
Variable-rate note due 2025 (5.86%) and 2022 (1.65%)	$25	$100
Fixed-rate note due 2027 (4.40%) and 2022 (2.88%)	50	150
Variable-rate notes due 2022-2027 (weighted-average rate of 5.81% and 1.57%, respectively)*	5	7
Fixed-rate notes due 2022-2028 (weighted-average rate of 3.39% and 3.29%, respectively)*	23	36
Floating Rate Junior Subordinated Notes due 2067 (6.34% and 1.89%, respectively)	272	289
Total Finance group debt	$375	$582
* Notes amortize on a monthly basis and are secured by finance receivables as described in Note 4.

The following table shows required payments during the next five years on debt outstanding at December 31, 2022:

(In millions)	2023	2024	2025	2026	2027
Manufacturing group	$7	$357	$356	$355	$355
Finance group	13	10	28	1	51
Total	$20	$367	$384	$356	$406
On October 21, 2022, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. This new facility replaces the existing five-year facility, which was scheduled to expire in October 2024. At December 31, 2022 and January 1, 2022, there were no amounts borrowed against either facility. At December 31, 2022, there were $9 million of outstanding letters of credit issued under the new facility, and at January 1, 2022, there were $9 million of outstanding letters of credit issued under the prior facility.
Floating Rate Junior Subordinated Notes
The Finance group’s $272 million of Floating Rate Junior Subordinated Notes are unsecured and rank junior to all of its existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes at par at any time and we are obligated to redeem the notes beginning on February 15, 2042.  In 2022 and 2021, TFC repurchased $17 million and $5 million, respectively, of these notes. Interest is variable at the three-month London Interbank Offered Rate + 1.735%.
Support Agreement
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2022, 2021 and 2020 to maintain compliance with the support agreement.
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At December 31, 2022 and January 1, 2022, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $354 million and $272 million, respectively. At December 31, 2022, the fair value amount of our foreign currency exchange contracts was an $11 million liability.  At January 1, 2022, the fair value amounts of our foreign currency exchange contracts were a $4 million asset and a $3 million liability.

Our Finance group enters into interest rate swap agreements to mitigate exposure to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. At December 31, 2022, we had a swap agreement for a notional amount of $272 million with a maturity of August 2023 and a swap agreement for a notional amount of $25 million, maturing in June 2025, with a combined fair value of an $8 million asset. At January 1, 2022, we had a swap agreement for a notional amount of $289 million with a maturity of August 2023 and an insignificant fair value. The fair value of these swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 31, 2022		January 1, 2022
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,175)	$(2,872)	$(3,181)	$(3,346)
Finance group
Finance receivables, excluding leases	390	369	413	444
Debt	(375)	(294)	(582)	(546)
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
Note 11. Shareholders’ Equity
Capital Stock
We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity is presented below:

(In thousands)	2022	2021	2020
Balance at beginning of year	216,935	226,444	227,956
Share repurchases	(13,075)	(13,533)	(4,145)
Share-based compensation activity	2,301	4,024	2,633
Balance at end of year	206,161	216,935	226,444
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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2022	2021	2020
Basic weighted-average shares outstanding	212,809	224,106	228,536
Dilutive effect of stock options	2,164	2,414	443
Diluted weighted-average shares outstanding	214,973	226,520	228,979
In 2022, 2021 and 2020, stock options to purchase 1.0 million, 1.1 million and 7.6 million shares, respectively, of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 2, 2021	$(1,780)	$42	$(1)	$(1,739)
Other comprehensive income before reclassifications	861	(51)	3	813
Reclassified from Accumulated other comprehensive loss	120	14	(1)	133
Other	—	4	—	4
Balance at January 1, 2022	$(799)	$9	$1	$(789)
Other comprehensive income before reclassifications	214	(103)	(3)	108
Reclassified from Accumulated other comprehensive loss	69	—	—	69
Balance at December 31, 2022	$(516)	$(94)	$(2)	$(612)
Other comprehensive income
The before and after-tax components of other comprehensive income are presented below:

	2022			2021			2020
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Pension and postretirement benefits adjustments:
Unrealized gains (losses)	$285	$(67)	$218	$1,148	$(271)	$877	$(144)	$35	$(109)
Amortization of net actuarial loss*	83	(20)	63	150	(34)	116	184	(43)	141
Amortization of prior service cost*	8	(2)	6	7	(3)	4	6	(1)	5
Recognition of prior service cost	(4)	—	(4)	(20)	4	(16)	(8)	2	(6)
Pension and postretirement benefits adjustments, net	372	(89)	283	1,285	(304)	981	38	(7)	31
Foreign currency translation adjustments:
Foreign currency translation adjustments	(103)	—	(103)	(51)	—	(51)	81	(3)	78
Business disposition	—	—	—	14	—	14	—	—	—
Foreign currency translation adjustments, net	(103)	—	(103)	(37)	—	(37)	81	(3)	78
Deferred gains (losses) on hedge contracts:
Current deferrals	(7)	4	(3)	3	—	3	4	(1)	3
Reclassification adjustments	—	—	—	(1)	—	(1)	(6)	2	(4)
Deferred gains (losses) on hedge contracts, net	(7)	4	(3)	2	—	2	(2)	1	(1)
Total	$262	$(85)	$177	$1,250	$(304)	$946	$117	$(9)	$108
* These components of other comprehensive income are included in the computation of net periodic pension cost. See Note 15 for additional information.

Note 12. Segment and Geographic Data
We operate in, and report financial information for, the following six operating segments: Textron Aviation, Bell, Textron Systems, Industrial, Textron eAviation and Finance. The accounting policies of the segments are the same as those described in Note 1.
Textron Aviation products include Citation jets, King Air and Caravan turboprop aircraft, military trainer and defense aircraft, piston engine aircraft, and aftermarket part sales and services sold to a diverse base of corporate and individual buyers, and U.S. and non-U.S. governments.
Bell products include military and commercial helicopters, tiltrotor aircraft and related spare parts and services.  Bell supplies military helicopters and, in association with The Boeing Company, military tiltrotor aircraft, and aftermarket services to the U.S. and non-U.S. governments. Bell also supplies commercial helicopters and aftermarket services to corporate, private, law enforcement, utility, public safety and emergency medical helicopter operators, and U.S. and foreign governments.
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
Industrial products and markets include the following:
•Fuel Systems and Functional Components products consist of blow-molded plastic fuel systems, including conventional plastic fuel tanks and pressurized fuel tanks for hybrid applications, clear-vision systems, plastic tanks for selective catalytic reduction systems and battery housing systems for use in electric vehicles that are marketed primarily to automobile OEMs; and
•Specialized Vehicles products include golf cars, off-road utility vehicles, recreational side-by-side and all-terrain vehicles, snowmobiles, light transportation vehicles, aviation ground support equipment, professional turf-maintenance equipment and turf-care vehicles that are marketed primarily to golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users.
The Textron eAviation segment manufactures a family of light aircraft and gliders with both electric and combustion engines, and also performs other research and development initiatives related to sustainable aviation solutions.
The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.
Segment profit is an important measure used for evaluating performance and for decision-making purposes.  Segment profit for the manufacturing segments includes non-service components of net periodic benefit cost/(income) and excludes interest expense, net; certain corporate expenses; gains/losses on major business dispositions; special charges; and an inventory charge related to the 2020 COVID-19 restructuring plan, as discussed in Note 16. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit (Loss)
(In millions)	2022	2021	2020	2022	2021	2020
Textron Aviation	$5,073	$4,566	$3,974	$584	$378	$16
Bell	3,091	3,364	3,309	317	408	462
Textron Systems	1,172	1,273	1,313	152	189	152
Industrial	3,465	3,130	3,000	165	140	111
Textron eAviation	16	—	—	(26)	—	—
Finance	52	49	55	31	19	10
Total	$12,869	$12,382	$11,651	$1,223	$1,134	$751
Corporate expenses and other, net				(113)	(129)	(122)
Interest expense, net for Manufacturing group				(94)	(124)	(145)
Special charges*				—	(25)	(147)
Inventory charge*				—	—	(55)
Gain on business disposition				—	17	—
Income from continuing operations before income taxes				$1,016	$873	$282
* See Note 16 for additional information.
Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	December 31, 2022	January 1, 2022	2022	2021	2020	2022	2021	2020
Textron Aviation	$4,496	$4,390	$138	$115	$94	$152	$139	$138
Bell	2,857	3,382	80	92	117	90	87	91
Textron Systems	1,989	1,980	57	80	42	49	45	43
Industrial	2,555	2,529	78	82	62	93	99	102
Textron eAviation	278	—	1	—	—	2	—	—
Finance	664	867	—	—	—	1	10	5
Corporate	3,454	2,679	—	6	2	10	10	12
Total	$16,293	$15,827	$354	$375	$317	$397	$390	$391
Geographic Data
Presented below is selected financial information by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2022	2021	2020	December 31, 2022	January 1, 2022
United States	$8,702	$8,572	$7,943	$2,137	$2,121
Europe	1,468	1,369	1,336	188	201
Other international	2,699	2,441	2,372	198	216
Total	$12,869	$12,382	$11,651	$2,523	$2,538
* Revenues are attributed to countries based on the location of the customer.
** Property, plant and equipment, net is based on the location of the asset.

Note 13. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

(In millions)	2022	2021	2020
Aircraft	$3,387	$3,116	$2,714
Aftermarket parts and services	1,686	1,450	1,260
Textron Aviation	5,073	4,566	3,974
Military aircraft and support programs	1,740	2,073	2,213
Commercial helicopters, parts and services	1,351	1,291	1,096
Bell	3,091	3,364	3,309
Textron Systems	1,172	1,273	1,313
Fuel systems and functional components	1,771	1,735	1,751
Specialized vehicles	1,694	1,395	1,249
Industrial	3,465	3,130	3,000
Textron eAviation	16	—	—
Finance	52	49	55
Total revenues	$12,869	$12,382	$11,651
Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
2022
Customer type:
Commercial	$4,959	$1,284	$274	$3,450	$16	$52	$10,035
U.S. Government	114	1,807	898	15	—	—	2,834
Total revenues	$5,073	$3,091	$1,172	$3,465	$16	$52	$12,869
Geographic location:
United States	$3,520	$2,242	$1,054	$1,862	$7	$17	$8,702
Europe	579	139	42	699	6	3	1,468
Other international	974	710	76	904	3	32	2,699
Total revenues	$5,073	$3,091	$1,172	$3,465	$16	$52	$12,869
2021
Customer type:
Commercial	$4,435	$1,328	$257	$3,113	$—	$49	$9,182
U.S. Government	131	2,036	1,016	17	—	—	3,200
Total revenues	$4,566	$3,364	$1,273	$3,130	$—	$49	$12,382
Geographic location:
United States	$3,424	$2,425	$1,126	$1,570	$—	$27	$8,572
Europe	396	171	44	757	—	1	1,369
Other international	746	768	103	803	—	21	2,441
Total revenues	$4,566	$3,364	$1,273	$3,130	$—	$49	$12,382
2020
Customer type:
Commercial	$3,826	$1,079	$249	$2,993	$—	$55	$8,202
U.S. Government	148	2,230	1,064	7	—	—	3,449
Total revenues	$3,974	$3,309	$1,313	$3,000	$—	$55	$11,651
Geographic location:
United States	$2,825	$2,564	$1,129	$1,398	$—	$27	$7,943
Europe	356	148	44	786	—	2	1,336
Other international	793	597	140	816	—	26	2,372
Total revenues	$3,974	$3,309	$1,313	$3,000	$—	$55	$11,651

Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At December 31, 2022, we had $13.3 billion in remaining performance obligations of which we expect to recognize revenues of approximately 86% through 2024, an additional 11% through 2026, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At December 31, 2022 and January 1, 2022, contract assets totaled $680 million and $717 million, respectively, and contract liabilities totaled $1.5 billion and $1.2 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. During 2022, 2021 and 2020, we recognized revenues of $873 million, $600 million and $506 million, respectively, that were included in the contract liability balance at the beginning of each year.
Note 14. Share-Based Compensation
Under our 2015 Long-Term Incentive Plan (Plan), which replaced our 2007 Long-Term Incentive Plan in April 2015, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  A maximum of 17 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 2007 Long-Term Incentive Plan. No more than 17 million shares may be awarded pursuant to incentive stock options, and no more than 4.25 million shares may be issued pursuant to awards of restricted stock, restricted stock units, performance stock, performance share units or other awards that are payable in shares. For 2022, 2021 and 2020, the awards granted under this Plan primarily included stock options, restricted stock units and performance share units.
Share-based compensation costs are reflected primarily in selling and administrative expense.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2022	2021	2020
Compensation expense	$66	$138	$57
Income tax benefit	(16)	(33)	(14)
Total compensation expense included in net income	$50	$105	$43
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
As of December 31, 2022, we had not recognized $27 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years. We typically grant stock appreciation rights to selected non-U.S. employees. At December 31, 2022, outstanding stock appreciation rights totaled 574,315 with a weighted-average exercise price of $51.82 and a weighted-average remaining contractual life of 6.2 years; these units had an intrinsic value of $11 million, compared to $18 million at January 1, 2022.
Stock Options
Stock option compensation expense was $22 million, $21 million and $20 million in 2022, 2021 and 2020, respectively. Options to purchase our shares have a maximum term of ten years and generally vest ratably over a three-year period. Stock option compensation cost is calculated under the fair value approach using the Black-Scholes option-pricing model to determine the fair value of options granted on the date of grant. The expected volatility used in this model is based on historical volatilities and implied volatilities from traded options on our common stock. The expected term is based on historical option exercise data, which is adjusted to reflect any anticipated changes in expected behavior.
We grant options annually on the first day of March. The assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	2022	2021	2020
Fair value of options at grant date	$19.95	$15.05	$10.66
Dividend yield	0.1%	0.2%	0.2%
Expected volatility	29.2%	33.6%	29.3%
Risk-free interest rate	1.9%	0.7%	1.1%
Expected term (in years)	4.8	4.7	4.7
The stock option activity during 2022 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	8,289	$46.18
Granted	1,232	69.55
Exercised	(1,102)	(41.00)
Forfeited or expired	(109)	(52.66)
Outstanding at end of year	8,310	$50.25
Exercisable at end of year	5,596	$47.03
At December 31, 2022, our outstanding options had an aggregate intrinsic value of $171 million and a weighted-average remaining contractual life of 5.8 years.  Our exercisable options had an aggregate intrinsic value of $133 million and a weighted-average remaining contractual life of 4.6 years at December 31, 2022.  The total intrinsic value of options exercised during 2022, 2021 and 2020 was $32 million, $63 million and $10 million, respectively.
Restricted Stock Units
We issue restricted stock units that include the right to receive dividend equivalents and are settled in either cash or stock. Beginning in 2020, new grants of restricted stock units vest in full on the third anniversary of the grant date. Restricted stock units granted prior to 2020 vest one-third each in the third, fourth and fifth year following the year of the grant. Compensation cost is determined using the fair value of these units based on the trading price of our common stock. For units payable in stock, we use the trading price on the grant date, while units payable in cash are remeasured using the price at each reporting period date.
The 2022 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	569	$50.01	1,158	$49.92
Granted	104	70.25	226	71.05
Vested	(148)	(53.68)	(248)	(53.98)
Forfeited	—	—	(50)	(52.48)
Outstanding at end of year, nonvested	525	$52.99	1,086	$53.26
The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2022	2021	2020
Fair value of awards vested	$25	$20	$17
Cash paid	17	13	11
Performance Share Units
The fair value of share-based compensation awards accounted for as liabilities includes performance share units, which are paid in cash in the first quarter of the year following vesting. Performance share units are subject to performance goals set at the beginning of the three-year performance period and vest at the end of the performance period. These units are remeasured to fair value at the end of each reporting period based on the trading price of our common stock and the number of units, as adjusted based on assumptions with respect to performance on the relevant metrics.

The 2022 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	526	$45.87
Granted	174	71.07
Vested	(273)	(40.60)
Outstanding at end of year, nonvested	427	$59.51
The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2022	2021	2020
Fair value of awards vested	$19	$18	$8
Cash paid	15	6	7
Note 15. Retirement Plans
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits covering certain of our U.S. and Non-U.S. employees. Substantially all of our employees are covered by defined contribution plans. The largest of these plans, the Textron Savings Plan, is a qualified 401(k) plan subject to the Employee Retirement Income Security Act of 1974 (ERISA). Our defined contribution plans cost $140 million, $131 million and $128 million in 2022, 2021 and 2020, respectively. We also provide postretirement benefits other than pensions for certain retired employees in the U.S. that include healthcare, dental care, Medicare Part B reimbursement and life insurance.
A portion of our U.S. employees participate in the legacy defined benefit pension plans which were closed to new participants beginning on January 1, 2010. These legacy plans include the Textron Master Retirement Plan (TMRP), the Bell Helicopter Textron Master Retirement Plan, and the CWC Castings Division of Textron Inc. Hourly-Rated Employees' Pension Plan, which are each subject to the provisions of ERISA and provide a minimum guaranteed benefit to participants. The primary factors affecting the benefits earned by participants in our pension plans are employees’ years of service and compensation levels. Employees hired subsequent to the closure of these plans receive an additional annual cash contribution to their Textron Savings Plan account based on their eligible compensation of up to 4%.
Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss) (OCI) are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2022	2021	2020	2022	2021	2020
Net periodic benefit cost (income)
Service cost	$108	$116	$106	$2	$3	$2
Interest cost	272	252	293	6	5	8
Expected return on plan assets	(609)	(573)	(574)	—	—	—
Amortization of prior service cost (credit)	13	12	11	(5)	(5)	(5)
Amortization of net actuarial loss (gain)	87	152	185	(4)	(2)	(1)
Net periodic benefit cost (income)*	$(129)	$(41)	$21	$(1)	$1	$4
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$(246)	$(1,135)	$146	$(39)	$(13)	$(2)
Current year prior service cost	4	20	8	—	—	—
Amortization of net actuarial gain (loss)	(87)	(152)	(185)	4	2	1
Amortization of prior service credit (cost)	(13)	(12)	(11)	5	5	5
Total recognized in OCI, before taxes	$(342)	$(1,279)	$(42)	$(30)	$(6)	$4
Total recognized in net periodic benefit cost (income) and OCI	$(471)	$(1,320)	$(21)	$(31)	$(5)	$8
* Excludes the cost associated with the defined contribution component that is included in certain of our U.S.-based defined benefit pension plans, of $11 million in 2022, 2021 and 2020, respectively.

Obligations and Funded Status
All of our plans are measured as of our fiscal year-end. The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,339	$9,833	$202	$230
Service cost	108	116	2	3
Interest cost	272	252	6	5
Plan participants’ contributions	—	—	4	4
Actuarial gains	(2,373)	(436)	(40)	(13)
Benefits paid	(448)	(446)	(24)	(27)
Plan amendment	1	18	—	—
Foreign exchange rate changes and other	(51)	2	—	—
Projected benefit obligation at end of year	$6,848	$9,339	$150	$202
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$9,947	$9,080
Actual return on plan assets	(1,520)	1,273
Employer contributions	37	42
Benefits paid	(448)	(446)
Foreign exchange rate changes and other	(73)	(2)
Fair value of plan assets at end of year	$7,943	$9,947
Funded status at end of year	$1,095	$608	$(150)	$(202)
Actuarial gains for both 2022 and 2021 were largely the result of changes in the discount rate utilized.
Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Non-current assets	$1,440	$1,129	$—	$—
Current liabilities	(28)	(29)	(19)	(21)
Non-current liabilities	(317)	(492)	(131)	(181)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss (gain)	623	953	(70)	(34)
Prior service cost (credit)	46	58	(6)	(10)
The accumulated benefit obligation for all defined benefit pension plans was $6.6 billion and $8.8 billion at December 31, 2022 and January 1, 2022, respectively, which included $326 million and $418 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.
Pension plans with accumulated benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	December 31, 2022	January 1, 2022
Accumulated benefit obligation	$326	$741
Fair value of plan assets	—	298
Pension plans with projected benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	December 31, 2022	January 1, 2022
Projected benefit obligation	$597	$819
Fair value of plan assets	252	298

Assumptions
The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2022	2021	2020	2022	2021	2020
Net periodic benefit cost
Discount rate	2.99%	2.62%	3.36%	2.80%	2.35%	3.20%
Expected long-term rate of return on assets	7.10%	7.10%	7.55%
Rate of compensation increase	3.95%	3.49%	3.50%
Benefit obligations at year-end
Discount rate	5.51%	2.99%	2.62%	5.70%	2.80%	2.35%
Rate of compensation increase	3.97%	3.95%	3.50%
Interest crediting rate for cash balance plans	5.25%	5.25%	5.25%
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

Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 6.5% and 7.0% in 2022 and 2021, respectively. We expect this rate to gradually decline to 4.75% by 2029 where we assume it will remain.
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
For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For Non-U.S. plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	17%	to	33%
International equity securities	6%	to	17%
Global equities	5%	to	17%
Debt securities	27%	to	38%
Real estate	7%	to	13%
Private investment partnerships	7%	to	13%
Non-U.S. Plan Assets
Equity securities	55%	to	75%
Debt securities	25%	to	45%
Real estate	0%	to	13%

The fair value of our pension plan assets by major category and valuation method is as follows:

	December 31, 2022				January 1, 2022
(In millions)	Level 1	Level 2	Level 3	Not Subject to Leveling	Level 1	Level 2	Level 3	Not Subject to Leveling
Cash and equivalents	$378	$3	$—	$—	$200	$6	$—	$—
Equity securities:
Domestic	2,304	—	—	225	2,774	—	—	271
International	1,171	—	—	230	1,772	—	—	305
Mutual funds	150	—	—	—	123	—	—	—
Debt securities:
National, state and local governments	332	239	—	27	677	274	—	98
Corporate debt	58	663	—	129	150	1,055	—	170
Private investment partnerships	—	—	—	1,070	—	—	—	1,098
Real estate	—	—	569	395	—	—	599	375
Total	$4,393	$905	$569	$2,076	$5,696	$1,335	$599	$2,317
Cash and equivalents, equity securities and debt securities include commingled funds, which represent investments in funds offered to institutional investors that are similar to mutual funds in that they provide diversification by holding various equity and debt securities. The fair value of the commingled funds is determined and published by the fund's investment managers and is the basis for current transactions, therefore, they are categorized as Level 1 in the table above; certain of these funds were previously categorized as not subject to leveling and the prior year amounts have been reclassified to conform to the current presentation. Debt securities are valued based on same day actual trading prices, if available. If such prices are not available, we use a matrix pricing model with historical prices, trends and other factors.
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
The table below presents a reconciliation of the fair value measurements for owned real estate properties, which use significant unobservable inputs (Level 3):

(In millions)	2022	2021
Balance at beginning of year	$599	$458
Unrealized gains (losses), net	(10)	90
Realized gains, net	11	9
Purchases, sales and settlements, net	(31)	42
Balance at end of year	$569	$599

Estimated Future Cash Flow Impact
Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2023, we expect to contribute approximately $50 million to our pension plans. Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions. These payments are based on the same assumptions used to measure our benefit obligation at the end of 2022. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets. Benefit payments that we expect to pay on an undiscounted basis are as follows:

(In millions)	2023	2024	2025	2026	2027	2028-2032
Pension benefits	$442	$450	$458	$466	$474	$2,451
Postretirement benefits other than pensions	19	19	18	17	16	63
Note 16. Special Charges
There were no special charges recorded in 2022. Special charges recorded in 2021 and 2020 by segment and type of cost are as follows:

(In millions)	Severance Costs	Contract Terminations and Other	Asset Impairments	Total Restructuring Charges	Other Charges	Total
2021
Industrial	$4	$9	$12	$25	$—	$25
Total special charges	$4	$9	$12	$25	$—	$25
2020
Textron Aviation	$31	$—	$2	$33	$32	$65
Industrial	27	1	6	34	7	41
Textron Systems	11	12	14	37	—	37
Corporate	4	—	—	4	—	4
Total special charges	$73	$13	$22	$108	$39	$147
2020 COVID-19 Restructuring Plan
In 2020, we initiated a restructuring plan to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. Upon completion of this plan, we had incurred total charges of $133 million, which included severance costs of $77 million, asset impairment charges of $34 million and contract terminations and other costs of $22 million. Of these amounts, $59 million was incurred at Industrial, $37 million at Textron Systems, $33 million at Textron Aviation, and $4 million at Corporate.

In connection with this plan, we ceased manufacturing at TRU Canada's facility in Montreal, resulting in a production suspension of our commercial air transport simulators. As a result of this action and market conditions, we incurred an inventory valuation charge of $55 million in 2020 to write-down TRU Canada’s inventory to its net realizable value and recorded the charge in cost of sales.
2020 Other Charges
In 2020, due to the impact of the COVID-19 pandemic, we experienced decreased demand for our products and services as our customers delayed or ceased orders due to the environment of economic uncertainty. In light of these conditions, Textron Aviation had temporarily shut down most aircraft production. Based on these events, we performed an interim impairment test of the indefinite-lived Beechcraft and King Air trade name intangible assets and recorded an impairment charge of $32 million.

Restructuring Reserve
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at January 2, 2021	$43	$9	$52
Provision for 2020 COVID-19 restructuring plan	9	10	19
Cash paid	(27)	(9)	(36)
Reversals	(5)	(1)	(6)
Foreign currency translation	(1)	—	(1)
Balance at January 1, 2022	$19	$9	$28
Cash paid	(13)	(2)	(15)
Foreign currency translation	(1)	—	(1)
Balance at December 31, 2022	$5	$7	$12
The majority of the remaining cash outlays of $12 million is expected to be paid in the first quarter of 2023.
Note 17. Income Taxes
We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2022	2021	2020
U.S.	$810	$699	$202
Non-U.S.	206	174	80
Income from continuing operations before income taxes	$1,016	$873	$282
Income tax expense (benefit) is summarized as follows:

(In millions)	2022	2021	2020
Current expense (benefit):
Federal	$272	$41	$(1)
State	33	15	(76)
Non-U.S.	69	47	57
	374	103	(20)
Deferred expense (benefit):
Federal	(182)	35	3
State	(29)	(10)	5
Non-U.S.	(9)	(2)	(15)
	(220)	23	(7)
Income tax expense (benefit)	$154	$126	$(27)

The following table reconciles the federal statutory income tax rate to our effective income tax rate:

	2022	2021	2020
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Research and development tax credits (a)	(5.0)	(7.0)	(18.2)
Foreign-derived intangible income deduction (b)	(2.5)	—	—
State income taxes (net of federal impact)	0.3	0.5	(1.2)
Non-U.S. tax rate differential and foreign tax credits (c)	1.8	1.3	10.8
State income tax audit settlement (net of federal impact)	—	—	(18.6)
Outside basis difference in assets held for sale	—	—	(2.7)
Other, net	(0.4)	(1.4)	(0.7)
Effective income tax rate	15.2%	14.4%	(9.6)%
(a)In 2020, the benefit of research and development tax credits as a percentage of pre-tax income was higher than other periods primarily due to lower pre-tax income.
(b)In 2022, the foreign-derived intangible income deduction is primarily due to the impact of capitalizing research and development expenditures for tax-purposes effective on January 1, 2022 as part of the Tax Cuts and Jobs Act of 2017.
(c)In 2020, the effective tax rate was unfavorably impacted by a $55 million inventory charge and special charges in a non-U.S. jurisdiction where tax benefits cannot be realized, along with a $10 million tax expense related to a decision to dividend back cash from select non-U.S. jurisdictions to the U.S., partially offset by a $14 million valuation allowance release.
Unrecognized Tax Benefits
Our unrecognized tax benefits represent tax positions for which reserves have been established, with unrecognized state tax benefits reflected net of applicable federal tax benefits. At the end of 2022, 2021 and 2020, if our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. A reconciliation of these unrecognized tax benefits is as follows:

(In millions)	2022	2021	2020
Balance at beginning of year	$207	$183	$221
Additions for tax positions related to current year	24	21	11
Additions for tax positions of prior years	—	10	21
Reductions for settlements and expiration of statute of limitations (a)	—	(3)	(69)
Reductions for tax positions of prior years	—	(4)	(1)
Balance at end of year	$231	$207	$183
(a)In 2020, certain tax positions related to state tax attributes were reduced by $68 million based on an audit settlement with respect to certain state income tax returns.
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

Deferred Taxes
The significant components of our net deferred tax assets/(liabilities) are provided below:

(In millions)	December 31, 2022	January 1, 2022
Capitalized research and development expenditures (a)	$319	$—
U.S. operating loss and tax credit carryforwards (b)	257	313
Accrued liabilities (c)	209	191
Obligation for pension and postretirement benefits	117	175
Deferred compensation	108	108
Operating lease liabilities	102	103
Non-U.S. operating loss and tax credit carryforwards (d)	53	48
Prepaid pension benefits (e)	(348)	(269)
Property, plant and equipment, principally depreciation	(222)	(204)
Amortization of goodwill and other intangibles	(194)	(183)
Valuation allowance on deferred tax assets	(99)	(109)
Operating lease right-of-use assets	(99)	(101)
Other leasing transactions, principally leveraged leases	(53)	(73)
Other, net	(22)	20
Deferred taxes, net	$128	$19
(a)Effective for tax years beginning after December 31, 2021, research and development expenditures must be capitalized and amortized for tax-purposes as part of the Tax Cuts and Jobs Act of 2017.
(b)At December 31, 2022, U.S. operating loss and tax credit carryforward benefits of $218 million expire through 2042 if not utilized and $39 million may be carried forward indefinitely.
(c)Accrued liabilities include warranty reserves, self-insured liabilities and interest.
(d)At December 31, 2022, non-U.S. operating loss and tax credit carryforward benefits of $50 million may be carried forward indefinitely.
(e)Prepaid pension benefits increased due to the annual valuation adjustment.
We believe earnings during the period when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.
The following table presents the breakdown of our deferred taxes:

(In millions)	December 31, 2022	January 1, 2022
Manufacturing group:
Deferred tax assets, net of valuation allowance	$223	$129
Deferred tax liabilities	(52)	(49)
Finance group – Deferred tax liabilities	(43)	(61)
Net deferred tax asset	$128	$19
Non-U.S. and U.S. state income taxes have not been provided for on basis differences in certain investments, primarily as a result of unremitted earnings in foreign subsidiaries that are indefinitely reinvested, totaling $1.6 billion at December 31, 2022 and $1.8 billion at January 1, 2022. Should these earnings be distributed in the future in the form of dividends or otherwise, we would be subject to withholding and local taxes to various non-U.S. jurisdictions and U.S. states.  Determination of the deferred tax liability associated with indefinitely reinvested earnings is not practicable due to multiple factors, including the complexity of non-U.S. tax laws and tax treaty interpretations, exchange rate fluctuations, and the uncertainty of available credits or exemptions.

Note 18. Commitments and Contingencies
We are subject to actual and threatened legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to commercial and financial transactions; government contracts; alleged lack of compliance with applicable laws and regulations; disputes with suppliers, production partners or other third parties; product liability; patent and trademark infringement; employment disputes; and environmental, health and safety matters. Some of these legal proceedings and claims seek damages, fines or penalties in substantial amounts or remediation of environmental contamination. As a government contractor, we are subject to audits, reviews and investigations to determine whether our operations are being conducted in accordance with applicable regulatory requirements. Under federal government procurement regulations, certain claims brought by the U.S. Government could result in our suspension or debarment from U.S. Government contracting for a period of time. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.
In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $285 million and $213 million at December 31, 2022 and January 1, 2022, respectively.
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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $145 million. At December 31, 2022, environmental reserves of $74 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $13 million as current liabilities. In 2022, 2021 and 2020, to evaluate and remediate contaminated sites, we incurred expense, net of recoveries received, of $9 million, $6 million and $7 million, respectively.
Note 19. Supplemental Cash Flow Information
Our cash payments and receipts are as follows:

(In millions)	2022	2021	2020
Interest paid:
Manufacturing group	$110	$128	$139
Finance group	13	17	20
Net taxes paid:
Manufacturing group	332	72	34
Finance group	24	21	8

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Textron Inc. (the Company) as of December 31, 2022 and January 1, 2022, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule contained on page 70 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
Defined Benefit Pension Obligations
Description of the Matter
As described in Note 15 to the consolidated financial statements, at December 31, 2022, the aggregate qualified defined benefit pension obligation was $6.8 billion and the fair value of pension plan assets was $7.9 billion, resulting in a net pension asset of $1.1 billion. As explained in Note 1 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets annually in the fourth quarter or upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

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
To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and the underlying data used by management and its actuaries. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from the prior year due to the change in service cost, interest cost, benefit payments, actuarial gains and losses, contributions, new mortality assumptions and plan amendments, as applicable. In addition, we involved an actuarial specialist to assist in evaluating management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows. To evaluate the mortality rate, we assessed whether the information is consistent with publicly available information and entity-specific data. We also tested the completeness and accuracy of the underlying data, including the participant data provided to the Company’s actuaries. Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumption is consistent with a range of returns for a portfolio of comparative investments.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1957.
Boston, Massachusetts
February 16, 2023

Schedule II — Valuation and Qualifying Accounts

(In millions)	2022	2021	2020
Allowance for credit losses on accounts receivable
Balance at beginning of year	$24	$36	$29
Provision (reversal) for credit losses	2	(1)	25
Deductions from reserves*	(2)	(11)	(18)
Balance at end of year	$24	$24	$36
Allowance for credit losses on finance receivables
Balance at beginning of year	$25	$35	$25
Provision (reversal) for credit losses	(4)	(9)	7
Charge-offs	—	(3)	—
Recoveries	3	2	3
Balance at end of year	$24	$25	$35
Inventory FIFO reserves
Balance at beginning of year	$370	$357	$309
Charged to costs and expenses	21	40	105
Deductions from reserves*	(41)	(27)	(57)
Balance at end of year	$350	$370	$357
* Deductions primarily include amounts written off on uncollectible accounts (less recoveries), inventory disposals, changes to prior year estimates, business dispositions and currency translation adjustments.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 31, 2022.
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
With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022.
The independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of December 31, 2022, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on Internal Control over Financial Reporting
We have audited Textron Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Textron, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of December 31, 2022 and January 1, 2022, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule contained on page 70, of the Company and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
February 16, 2023

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information appearing under “ELECTION OF DIRECTORS — Nominees for Director,” “CORPORATE GOVERNANCE — Corporate Governance Guidelines and Policies,” “— Code of Ethics,” and “— Board Committees — Audit Committee,” in the Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information appearing under “CORPORATE GOVERNANCE — Compensation of Directors,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information appearing under “CORPORATE GOVERNANCE — Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements and Schedules — See Index on Page 32.

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

10.17
Form of Aircraft Time Sharing Agreement between Textron and its executive officers. Incorporated by reference to Exhibit 10.3 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008. (SEC File No. 1-5480)

10.18
Credit Agreement, dated as of October 21, 2022, among Textron, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Syndication Agents, and MUFG Bank, Ltd., as Documentation Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2022.

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

101
The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of February 2023.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 16th day of February 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Name		Title

/s/ Scott C. Donnelly
	Scott C. Donnelly	Chairman, President and Chief Executive Officer (principal executive officer)

*
	Richard F. Ambrose	Director

*
	Kathleen M. Bader	Director

*
	R. Kerry Clark	Director

*
	James T. Conway	Director

*
	Ralph D. Heath	Director

*
	Deborah Lee James	Director

*
	Thomas A. Kennedy	Director

*
	Lionel L. Nowell III	Director

*
	James L. Ziemer	Director

*
	Maria T. Zuber	Director

/s/ Frank T. Connor
	Frank T. Connor	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Mark S. Bamford
	Mark S. Bamford	Vice President and Corporate Controller (principal accounting officer)

*By:	/s/ Jayne M. Donegan
Jayne M. Donegan, Attorney-in-fact