Form 10-Q
period 2023-04-01
TEXTRON INC
filed 2023-04-27
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 14, 2023, there were 201,679,524 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended April 1, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 1, 2023	April 2, 2022
Revenues
Manufacturing product revenues	$2,550	$2,448
Manufacturing service revenues	462	537
Finance revenues	12	16
Total revenues	3,024	3,001
Costs, expenses and other
Cost of products sold	2,176	2,069
Cost of services sold	355	423
Selling and administrative expense	305	305
Interest expense, net	20	32
Non-service components of pension and postretirement income, net	(59)	(60)
Total costs, expenses and other	2,797	2,769
Income before income taxes	227	232
Income tax expense	36	39
Net income	$191	$193
Earnings per share
Basic	$0.93	$0.89
Diluted	$0.92	$0.88
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Net income	$191	$193
Other comprehensive income, net of tax
Pension and postretirement benefits adjustments, net of reclassifications	—	17
Foreign currency translation adjustments	28	(14)
Deferred gains (losses) on hedge contracts, net of reclassifications	(2)	7
Other comprehensive income	26	10
Comprehensive income	$217	$203
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	April 1, 2023	December 31, 2022
Assets
Manufacturing group
Cash and equivalents	$1,719	$1,963
Accounts receivable, net	928	855
Inventories	3,934	3,550
Other current assets	949	1,033
Total current assets	7,530	7,401
Property, plant and equipment, less accumulated depreciation and amortization of $5,168 and $5,084, respectively	2,505	2,523
Goodwill	2,289	2,283
Other assets	3,416	3,422
Total Manufacturing group assets	15,740	15,629
Finance group
Cash and equivalents	80	72
Finance receivables, net	555	563
Other assets	18	29
Total Finance group assets	653	664
Total assets	$16,393	$16,293
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$357	$7
Accounts payable	1,281	1,018
Other current liabilities	2,651	2,645
Total current liabilities	4,289	3,670
Other liabilities	1,829	1,879
Long-term debt	2,826	3,175
Total Manufacturing group liabilities	8,944	8,724
Finance group
Other liabilities	74	81
Debt	367	375
Total Finance group liabilities	441	456
Total liabilities	9,385	9,180
Shareholders’ equity
Common stock	26	26
Capital surplus	1,942	1,880
Treasury stock	(464)	(84)
Retained earnings	6,090	5,903
Accumulated other comprehensive loss	(586)	(612)
Total shareholders’ equity	7,008	7,113
Total liabilities and shareholders’ equity	$16,393	$16,293
Common shares outstanding (in thousands)	201,980	206,161
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended April 1, 2023 and April 2, 2022, respectively

	Consolidated
(In millions)	2023	2022
Cash flows from operating activities
Net income	$191	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	92	93
Deferred income taxes	(32)	(52)
Other, net	39	36
Changes in assets and liabilities:
Accounts receivable, net	(69)	37
Inventories	(380)	(176)
Other assets	128	(4)
Accounts payable	261	38
Other liabilities	(74)	26
Income taxes, net	50	71
Pension, net	(51)	(41)
Captive finance receivables, net	6	18
Other operating activities, net	2	2
Net cash provided by operating activities	163	241
Cash flows from investing activities
Capital expenditures	(62)	(48)
Net proceeds from corporate-owned life insurance policies	20	2
Proceeds from sale of property, plant and equipment	—	18
Finance receivables repaid	12	13
Other investing activities, net	1	43
Net cash provided by (used in) investing activities	(29)	28
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(17)	(121)
Purchases of Textron common stock	(377)	(157)
Dividends paid	(4)	(5)
Proceeds from options exercised	27	28
Other financing activities, net	(5)	(3)
Net cash used in financing activities	(376)	(258)
Effect of exchange rate changes on cash and equivalents	6	(2)
Net increase (decrease) in cash and equivalents	(236)	9
Cash and equivalents at beginning of period	2,035	2,117
Cash and equivalents at end of period	$1,799	$2,126
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended April 1, 2023 and April 2, 2022, respectively

	Manufacturing Group		Finance Group
(In millions)	2023	2022	2023	2022
Cash flows from operating activities
Net income	$185	$185	$6	$8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	92	93	—	—
Deferred income taxes	(32)	(45)	—	(7)
Other, net	41	37	(2)	(1)
Changes in assets and liabilities:
Accounts receivable, net	(69)	37	—	—
Inventories	(380)	(176)	—	—
Other assets	121	(4)	7	—
Accounts payable	261	38	—	—
Other liabilities	(65)	37	(9)	(11)
Income taxes, net	48	62	2	9
Pension, net	(51)	(41)	—	—
Other operating activities, net	2	2	—	—
Net cash provided by (used in) operating activities	153	225	4	(2)
Cash flows from investing activities
Capital expenditures	(62)	(48)	—	—
Net proceeds from corporate-owned life insurance policies	20	2	—	—
Proceeds from sale of property, plant and equipment	—	18	—	—
Finance receivables repaid	—	—	35	40
Finance receivables originated	—	—	(17)	(9)
Other investing activities, net	—	—	1	43
Net cash provided by (used in) investing activities	(42)	(28)	19	74
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(2)	(2)	(15)	(119)
Purchases of Textron common stock	(377)	(157)	—	—
Dividends paid	(4)	(5)	—	—
Proceeds from options exercised	27	28	—	—
Other financing activities, net	(5)	(3)	—	—
Net cash used in financing activities	(361)	(139)	(15)	(119)
Effect of exchange rate changes on cash and equivalents	6	(2)	—	—
Net increase (decrease) in cash and equivalents	(244)	56	8	(47)
Cash and equivalents at beginning of period	1,963	1,922	72	195
Cash and equivalents at end of period	$1,719	$1,978	$80	$148
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
In the first quarter of 2023, our cumulative catch-up adjustments increased segment profit by $8 million and net income by $6 million, $0.03 per diluted share. In the first quarter of 2022, our cumulative catch-up adjustments decreased segment profit by $17 million and net income by $13 million, $0.06 per diluted share.
Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	April 1, 2023	December 31, 2022
Commercial	$824	$755
U.S. Government contracts	126	124
	950	879
Allowance for credit losses	(22)	(24)
Total accounts receivable, net	$928	$855

Finance Receivables
Finance receivables are presented in the following table:

(In millions)	April 1, 2023	December 31, 2022
Finance receivables	$577	$587
Allowance for credit losses	(22)	(24)
Total finance receivables, net	$555	$563
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	April 1, 2023	December 31, 2022
Performing	$512	$515
Watchlist	26	26
Nonaccrual	39	46
Nonaccrual as a percentage of finance receivables	6.76%	7.84%
Current and less than 31 days past due	$570	$579
31-60 days past due	5	7
61-90 days past due	2	—
Over 90 days past due	—	1
60+ days contractual delinquency as a percentage of finance receivables	0.35%	0.17%
At April 1, 2023, 33% of our performing finance receivables were originated since the beginning of 2021 and 30% were originated from 2018 to 2020. For finance receivables categorized as watchlist 94% were originated since the beginning of 2020 and for nonaccrual, 65% were originated from 2018 to 2020.
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

(In millions)	April 1, 2023	December 31, 2022
Finance receivables evaluated collectively	$451	$450
Finance receivables evaluated individually	39	46
Allowance for credit losses based on collective evaluation	19	21
Allowance for credit losses based on individual evaluation	3	3
Impaired finance receivables with specific allowance for credit losses	$12	$15
Impaired finance receivables with no specific allowance for credit losses	27	31
Unpaid principal balance of impaired finance receivables	53	60
Allowance for credit losses on impaired finance receivables	3	3
Average recorded investment of impaired finance receivables	43	67
Note 3. Inventories
Inventories are composed of the following:

(In millions)	April 1, 2023	December 31, 2022
Finished goods	$1,059	$991
Work in process	1,753	1,540
Raw materials and components	1,122	1,019
Total inventories	$3,934	$3,550
Note 4. Warranty Liability
Changes in our warranty liability are as follows:

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Beginning of period	$149	$127
Provision	15	16
Settlements	(18)	(19)
Adjustments*	3	6
End of period	$149	$130
* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 5. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide through operating leases. Our operating leases have remaining lease terms up to 26 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $17 million in both the first quarter of 2023 and 2022. Variable and short-term lease costs were not significant. Cash paid for operating leases totaled $17 million in both the first quarter of 2023 and 2022, and is classified in cash flows from operating activities. Noncash transactions totaled $15 million and $7 million in the first quarter of 2023 and 2022, respectively, reflecting the recognition of operating lease assets and liabilities for new or extended leases.
Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	April 1, 2023	December 31, 2022
Other assets	$375	$372
Other current liabilities	55	54
Other liabilities	328	326
Weighted-average remaining lease term (in years)	10.4	10.4
Weighted-average discount rate	4.29%	4.14%

At April 1, 2023, maturities of our operating lease liabilities on an undiscounted basis totaled $53 million for the remainder of 2023, $63 million for 2024, $55 million for 2025, $42 million for 2026, $37 million for 2027 and $237 million thereafter.
Note 6. Derivative Instruments and Fair Value Measurements
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.  At April 1, 2023 and December 31, 2022, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $623 million and $354 million, respectively. At April 1, 2023, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $11 million liability. At December 31, 2022, the fair value amount of our foreign currency exchange contracts was an $11 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. At April 1, 2023 and December 31, 2022, we had a swap agreement for a notional amount of $272 million that matures in August 2023, and a swap agreement for a notional amount of $25 million that matures in June 2025. The fair value of these swap agreements was a $5 million asset at April 1, 2023 and an $8 million asset at December 31, 2022. The fair value of these swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	April 1, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,175)	$(2,960)	$(3,175)	$(2,872)
Finance group
Finance receivables, excluding leases	388	381	390	369
Debt	(367)	(298)	(375)	(294)

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
Note 7. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended April 1, 2023
Beginning of period	$26	$1,880	$(84)	$5,903	$(612)	$7,113
Net income	—	—	—	191	—	191
Other comprehensive income	—	—	—	—	26	26
Share-based compensation activity	—	62	—	—	—	62
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(380)	—	—	(380)
End of period	$26	$1,942	$(464)	$6,090	$(586)	$7,008
Three months ended April 2, 2022
Beginning of period	$28	$1,863	$(157)	$5,870	$(789)	$6,815
Net income	—	—	—	193	—	193
Other comprehensive income	—	—	—	—	10	10
Share-based compensation activity	—	61	—	—	—	61
Dividends declared	—	—	—	(5)	—	(5)
Purchases of common stock	—	—	(157)	—	—	(157)
End of period	$28	$1,924	$(314)	$6,058	$(779)	$6,917
*Includes $3 million accrued for the excise tax imposed on common share repurchases beginning on January 1, 2023 as part of the Inflation Reduction Act.
Dividends per share of common stock were $0.02 for both the first quarter of 2023 and 2022.
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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	April 1, 2023	April 2, 2022
Basic weighted-average shares outstanding	204,835	217,010
Dilutive effect of stock options	2,176	2,597
Diluted weighted-average shares outstanding	207,011	219,607
Stock options to purchase 2.0 million and 1.0 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the first quarter of 2023 and 2022, respectively, as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss and Other Comprehensive Income
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(516)	$(94)	$(2)	$(612)
Other comprehensive income before reclassifications	—	28	(3)	25
Reclassified from Accumulated other comprehensive loss	—	—	1	1
Balance at April 1, 2023	$(516)	$(66)	$(4)	$(586)
Balance at January 1, 2022	$(799)	$9	$1	$(789)
Other comprehensive loss before reclassifications	—	(14)	7	(7)
Reclassified from Accumulated other comprehensive loss	17	—	—	17
Balance at April 2, 2022	$(782)	$(5)	$8	$(779)
The before and after-tax components of Other comprehensive income are presented below:

	April 1, 2023			April 2, 2022
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial (gain) loss*	$(2)	$1	$(1)	$21	$(5)	$16
Amortization of prior service cost*	2	(1)	1	2	(1)	1
Pension and postretirement benefits adjustments, net	—	—	—	23	(6)	17
Foreign currency translation adjustments	28	—	28	(14)	—	(14)
Deferred gains (losses) on hedge contracts:
Current deferrals	(4)	1	(3)	10	(3)	7
Reclassification adjustments	2	(1)	1	—	—	—
Deferred gains (losses) on hedge contracts, net	(2)	—	(2)	10	(3)	7
Total	$26	$—	$26	$19	$(9)	$10
*These components of other comprehensive income are included in the computation of net periodic pension cost (income). See Note 15 of our 2022 Annual Report on Form 10-K for additional information.

Note 8. Segment Information
We operate in, and reported financial information for, the following six business segments: Textron Aviation, Bell, Textron Systems, Industrial, Textron eAviation and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Beginning in 2023, we changed how we measure our manufacturing segment operating results to exclude the non-service components of pension and postretirement income, net; LIFO inventory provision; and intangible asset amortization. This measure also continues to exclude interest expense, net for Manufacturing group; certain corporate expenses; gains/losses on major business dispositions; and special charges. The prior period has been recast to conform to this presentation. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.
Our revenues by segment, along with a reconciliation of segment profit to income before income taxes, are included in the table below:

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Revenues
Textron Aviation	$1,149	$1,040
Bell	621	834
Textron Systems	306	273
Industrial	932	838
Textron eAviation	4	—
Finance	12	16
Total revenues	$3,024	$3,001
Segment Profit
Textron Aviation	$125	$110
Bell	60	91
Textron Systems	34	28
Industrial	41	39
Textron eAviation	(9)	—
Finance	8	9
Segment profit	259	277
Corporate expenses and other, net	(39)	(52)
Interest expense, net for Manufacturing group	(17)	(28)
LIFO inventory provision	(25)	(12)
Intangible asset amortization	(10)	(13)
Non-service components of pension and postretirement income, net	59	60
Income before income taxes	$227	$232

Note 9. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Aircraft	$718	$646
Aftermarket parts and services	431	394
Textron Aviation	1,149	1,040
Military aircraft and support programs	385	597
Commercial helicopters, parts and services	236	237
Bell	621	834
Textron Systems	306	273
Fuel systems and functional components	488	464
Specialized vehicles	444	374
Industrial	932	838
Textron eAviation	4	—
Finance	12	16
Total revenues	$3,024	$3,001
Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended April 1, 2023
Customer type:
Commercial	$1,107	$232	$74	$927	$4	$12	$2,356
U.S. Government	42	389	232	5	—	—	668
Total revenues	$1,149	$621	$306	$932	$4	$12	$3,024
Geographic location:
United States	$836	$460	$275	$494	$1	$4	$2,070
Europe	66	19	14	204	2	—	305
Other international	247	142	17	234	1	8	649
Total revenues	$1,149	$621	$306	$932	$4	$12	$3,024
Three months ended April 2, 2022
Customer type:
Commercial	$1,021	$234	$65	$835	$—	$16	$2,171
U.S. Government	19	600	208	3	—	—	830
Total revenues	$1,040	$834	$273	$838	$—	$16	$3,001
Geographic location:
United States	$732	$670	$246	$426	$—	$5	$2,079
Europe	119	28	8	190	—	1	346
Other international	189	136	19	222	—	10	576
Total revenues	$1,040	$834	$273	$838	$—	$16	$3,001
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At April 1, 2023, we had $13.1 billion in remaining performance obligations of which we expect to recognize revenues of approximately 85% through 2024, an additional 12% through 2026, and the balance thereafter.

Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At April 1, 2023 and December 31, 2022, contract assets totaled $621 million and $680 million, respectively, and contract liabilities totaled $1.7 billion and $1.5 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $316 million and $206 million in the first quarter of 2023 and 2022, respectively, that were included in the contract liability balance at the beginning of each year.
Note 10. Share-Based Compensation
Under our share-based compensation plan, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  Compensation expense included in net income for our share-based compensation plan is as follows:

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Compensation expense	$45	$34
Income tax benefit	(11)	(8)
Total compensation expense included in net income	$34	$26
Compensation expense included stock option expense of $14 million and $12 million in the first quarter of 2023 and 2022, respectively. We typically grant stock appreciation rights to selected non-U.S. employees. At April 1, 2023, outstanding stock appreciation rights totaled 617,074 with a weighted-average exercise price of $54.62 and a weighted-average remaining contractual life of 6.4 years; these units had an intrinsic value of $10 million, compared to $14 million at April 2, 2022.
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
We grant options annually on the first day of March. The assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	March 1, 2023	March 1, 2022
Fair value of options at grant date	$23.83	$19.95
Dividend yield	0.1%	0.1%
Expected volatility	29.4%	29.2%
Risk-free interest rate	4.2%	1.9%
Expected term (in years)	4.8	4.8
The stock option activity during the first quarter of 2023 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2022	8,310	$50.25
Granted	1,026	73.19
Exercised	(630)	(42.84)
Forfeited or expired	(60)	(58.90)
Outstanding at April 1, 2023	8,646	$53.45
Exercisable at April 1, 2023	6,263	$48.56
At April 1, 2023, our outstanding options had an aggregate intrinsic value of $152 million and a weighted-average remaining contractual life of 6.2 years. Our exercisable options had an aggregate intrinsic value of $138 million and a weighted-average remaining contractual life of 5.1 years at April 1, 2023.  The total intrinsic value of options exercised during the first quarter of 2023 and 2022 was $19 million and $23 million, respectively.

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
The activity for restricted stock units payable in both stock and cash during the first quarter of 2023 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2022, nonvested	525	$52.99	1,086	$53.26
Granted	103	73.17	245	73.18
Vested	(218)	(46.66)	(463)	(45.92)
Forfeited	—	—	(32)	(56.94)
Outstanding at April 1, 2023, nonvested	410	$61.41	836	$63.02
The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Fair value of awards vested	$44	$24
Cash paid	34	17
Performance Share Units
The activity for our performance share units during the first quarter of 2023 is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2022, nonvested	427	$59.51
Granted	209	73.19
Outstanding at April 1, 2023, nonvested	636	$64.01
Cash paid under these awards totaled $27 million and $15 million in the first quarter of 2023 and 2022, respectively.

Note 11. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Pension Benefits
Service cost	$17	$26
Interest cost	91	69
Expected return on plan assets	(152)	(153)
Amortization of net actuarial loss	—	22
Amortization of prior service cost	3	3
Net periodic benefit income*	$(41)	$(33)
Postretirement Benefits Other Than Pensions
Service cost	$—	$1
Interest cost	2	1
Amortization of net actuarial gain	(2)	(1)
Amortization of prior service credit	(1)	(1)
Net periodic benefit income	$(1)	$—
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $4 million for the first quarter of 2023 and 2022, respectively.
Note 12. Income Taxes
Our effective tax rate for the first quarter of 2023 and 2022 was 15.9% and 16.8%, respectively. In the first quarter of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income. In the first quarter of 2022, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits.
Note 13. Commitments and Contingencies
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

	Three Months Ended
(Dollars in millions)	April 1, 2023	April 2, 2022	% Change
Revenues	$3,024	$3,001	1%
Cost of sales	2,531	2,492	2%
Gross margin as a % of Manufacturing revenues	16.0%	16.5%
Selling and administrative expense	305	305	—%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 24.
Revenues
Revenues increased $23 million, 1%, in the first quarter of 2023, compared with the first quarter of 2022. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $109 million, reflecting higher pricing of $58 million and higher volume and mix of $51 million, which includes higher defense and aftermarket volume.
•Higher Industrial revenues of $94 million, largely due to higher volume and mix of $88 million at both product lines.
•Higher Textron Systems revenues of $33 million, largely reflecting higher volume.
•Lower Bell revenues of $213 million, reflecting lower military spares and support and V-22 and H-1 production volume.
Cost of Sales
Cost of sales increased $39 million, 2%, in the first quarter of 2023, compared with the first quarter of 2022, largely due to $77 million of inflation and LIFO inventory provision, partially offset by the impact of lower net volume and mix.
Income Taxes
Our effective tax rate for the first quarter of 2023 and 2022 was 15.9% and 16.8%, respectively. In the first quarter of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income. In the first quarter of 2022, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits.
Backlog
Our backlog is summarized below:

(In millions)	April 1, 2023	December 31, 2022
Textron Aviation	$6,523	$6,387
Bell	4,586	4,781
Textron Systems	2,030	2,098
Total backlog	$13,139	$13,266

Segment Analysis
We operate in, and report financial information for, the following six business segments: Textron Aviation, Bell, Textron Systems, Industrial, Textron eAviation and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Beginning in 2023, we changed how we measure our manufacturing segment operating results to exclude the non-service components of pension and postretirement income, net; LIFO inventory provision; and intangible asset amortization. This measure also continues to exclude interest expense, net for Manufacturing group; certain corporate expenses; gains/losses on major business dispositions; and special charges. The prior period has been recast to conform to this presentation. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense. Operating expenses for the Manufacturing segments include cost of sales and selling and administrative expense, while excluding certain corporate expenses, LIFO inventory provision, intangible asset amortization and special charges.
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
Textron Aviation

	Three Months Ended
(Dollars in millions)	April 1, 2023	April 2, 2022	% Change
Revenues:
Aircraft	$718	$646	11%
Aftermarket parts and services	431	394	9%
Total revenues	1,149	1,040	10%
Operating expenses	1,024	930	10%
Segment profit	$125	$110	14%
Profit margin	10.9%	10.6%
Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues from the prior year quarter:

(In millions)	Q1 2023 versus Q1 2022
Pricing	$58
Volume and mix	51
Total change	$109
Textron Aviation’s revenues increased $109 million, 10%, in the first quarter of 2023, compared with the first quarter of 2022, reflecting higher pricing of $58 million and higher volume and mix of $51 million, which includes higher defense and aftermarket volume. We delivered 35 Citation jets and 34 commercial turboprops in the first quarter of 2023, compared with 39 Citation jets and 31 commercial turboprops in the first quarter of 2022.

Textron Aviation’s operating expenses increased $94 million, 10%, in the first quarter of 2023, compared with the first quarter of 2022, largely due to inflation of $41 million and higher volume and mix described above.
Textron Aviation Segment Profit
The following factors contributed to the change in Textron Aviation’s segment profit from the prior year quarter:

(In millions)	Q1 2023 versus Q1 2022
Pricing, net of inflation	$17
Volume and mix	15
Performance	(17)
Total change	$15
Segment profit at Textron Aviation increased $15 million, 14%, in the first quarter of 2023, compared with the first quarter of 2022, due to favorable pricing, net of inflation of $17 million, and the impact from higher volume and mix described above, partially offset by an unfavorable impact from performance of $17 million.

Bell

	Three Months Ended
(Dollars in millions)	April 1, 2023	April 2, 2022	% Change
Revenues:
Military aircraft and support programs	$385	$597	(36)%
Commercial helicopters, parts and services	236	237	—%
Total revenues	621	834	(26)%
Operating expenses	561	743	(24)%
Segment profit	$60	$91	(34)%
Profit margin	9.7%	10.9%
A significant portion of Bell’s military aircraft and support program revenues is from the U.S. Government for the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are transitioning from production to the support stage over the next few years. Under the current contracts, production is expected to end in 2023 for the H-1 helicopter and 2025 for the V-22 tiltrotor. In December 2022, Bell was awarded the development contract for the U.S. Army's Future Long Range Assault Aircraft program. The award was protested by a competitor, but, on April 6, 2023, the Government Accountability Office denied the protest. The U.S. Army has cancelled the stop-work order, and work on the contract is proceeding.
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues from the prior year quarter:

(In millions)	Q1 2023 versus Q1 2022
Volume and mix	$(225)
Pricing	12
Total change	$(213)
Bell’s revenues decreased $213 million, 26%, in the first quarter of 2023, compared with the first quarter of 2022, reflecting lower military spares and support and V-22 and H-1 production volume. We delivered 22 commercial helicopters in the first quarter of 2023, compared with 25 commercial helicopters in the first quarter of 2022.
Bell’s operating expenses decreased $182 million, 24% in the first quarter of 2023, compared with the first quarter of 2022, primarily due to lower volume and mix described above.

Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)	Q1 2023 versus Q1 2022
Volume and mix	$(61)
Performance	29
Pricing, net of inflation	1
Total change	$(31)
Bell’s segment profit decreased $31 million, 34%, in the first quarter of 2023, compared with the first quarter of 2022, largely due to lower volume and mix described above, partially offset by a favorable impact from performance of $29 million, which includes $18 million of lower research and development costs.
Textron Systems

	Three Months Ended
(Dollars in millions)	April 1, 2023	April 2, 2022	% Change
Revenues	$306	$273	12%
Operating expenses	272	245	11%
Segment profit	$34	$28	21%
Profit margin	11.1%	10.3%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	Q1 2023 versus Q1 2022
Volume	$28
Pricing	5
Total change	$33
Textron Systems' revenues increased $33 million, 12%, in the first quarter of 2023, compared with the first quarter of 2022, largely reflecting higher volume.
Textron Systems’ operating expenses increased $27 million, 11%, in the first quarter of 2023, compared with the first quarter of 2022, largely related to higher volume described above.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	Q1 2023 versus Q1 2022
Performance	$6
Pricing, net of inflation	2
Volume and mix	(2)
Total change	$6
Textron Systems’ segment profit increased $6 million, 21%, in the first quarter of 2023, compared with the first quarter of 2022, largely due to a favorable impact from performance of $6 million.

Industrial

	Three Months Ended
(Dollars in millions)	April 1, 2023	April 2, 2022	% Change
Revenues:
Fuel systems and functional components	$488	$464	5%
Specialized vehicles	444	374	19%
Total revenues	932	838	11%
Operating expenses	891	799	12%
Segment profit	$41	$39	5%
Profit margin	4.4%	4.7%
Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	Q1 2023 versus Q1 2022
Volume and mix	$88
Pricing	24
Foreign exchange	(18)
Total change	$94
Industrial segment revenues increased $94 million, 11%, in the first quarter of 2023, compared with the first quarter of 2022, largely due to higher volume and mix of $88 million at both product lines.
Industrial's operating expenses increased $92 million, 12%, in the first quarter of 2023, compared with the first quarter of 2022, principally reflecting the impact of higher volume and mix described above .
Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)	Q1 2023 versus Q1 2022
Volume and mix	$8
Pricing, net of inflation	8
Performance	(12)
Foreign exchange	(2)
Total change	$2
Segment profit for the Industrial segment increased $2 million, 5%, in the first quarter of 2023, compared with the first quarter of 2022, largely due to higher volume and mix of $8 million as described above and an $8 million favorable impact from pricing, net of inflation, principally in the Specialized Vehicles product line, partially offset by an unfavorable impact of $12 million from performance.
Textron eAviation
In the first quarter of 2023, Textron eAviation segment revenues totaled $4 million and segment loss totaled $9 million, which was primarily related to research and development costs.

Finance

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Revenues	$12	$16
Segment profit	8	9
Finance segment revenues decreased $4 million in the first quarter of 2023, compared with the first quarter of 2022, and segment profit decreased $1 million. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	April 1, 2023	December 31, 2022
Finance receivables	$577	$587
Allowance for credit losses	22	24
Ratio of allowance for credit losses to finance receivables	3.81%	4.09%
Nonaccrual finance receivables	39	46
Ratio of nonaccrual finance receivables to finance receivables	6.76%	7.84%
60+ days contractual delinquency	2	1
60+ days contractual delinquency as a percentage of finance receivables	0.35%	0.17%
We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts. Key portfolio quality indicators are discussed in Note 2 to the Consolidated Financial Statements.

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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	April 1, 2023	December 31, 2022
Manufacturing group
Cash and equivalents	$1,719	$1,963
Debt	3,183	3,182
Shareholders’ equity	7,008	7,113
Capital (debt plus shareholders’ equity)	10,191	10,295
Net debt (net of cash and equivalents) to capital	17%	15%
Debt to capital	31%	31%
Finance group
Cash and equivalents	$80	$72
Debt	367	375
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

Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At April 1, 2023 and December 31, 2022, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Operating activities	$153	$225
Investing activities	(42)	(28)
Financing activities	(361)	(139)
In the first quarter of 2023, cash flows from operating activities decreased $72 million to $153 million, compared with $225 million in the first quarter of 2022, largely due to changes in working capital.
Cash flows used in investing activities in the first quarter of 2023 included $62 million of capital expenditures, partially offset by $20 million of net proceeds from corporate-owned life insurance policies. Investing activities in the first quarter of 2022 included $48 million of capital expenditures, partially offset by $18 million of proceeds from the sale of property, plant and equipment.
Cash flows used in financing activities in the first quarter of 2023 included $377 million of cash paid to repurchase an aggregate of 5.2 million shares of our common stock. In the first quarter of 2022, cash flows used in financing activities included $157 million of cash paid to repurchase an aggregate of 2.2 million shares of our common stock.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Operating activities	$4	$(2)
Investing activities	19	74
Financing activities	(15)	(119)
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $35 million and $40 million in the first quarter of 2023 and 2022, respectively, partially offset by finance receivable originations of $17 million and $9 million, respectively. Cash flows provided by investing activities in the first quarter of 2022 also included $43 million of other investing activities, largely related to proceeds from the sale of operating lease assets.  In the first quarter of 2023 and 2022, financing activities included payments on long-term and nonrecourse debt of $15 million and $119 million, respectively.
Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Operating activities	$163	$241
Investing activities	(29)	28
Financing activities	(376)	(258)
In the first quarter of 2023, cash flows from operating activities decreased $78 million to $163 million, compared with $241 million in the first quarter of 2022, largely due to changes in working capital.

Cash flows used in investing activities in the first quarter of 2023 included $62 million of capital expenditures, partially offset by $20 million of net proceeds from corporate-owned life insurance policies. Investing activities in the first quarter of 2022 included $43 million of other investing activities, largely related to proceeds from the sale of operating lease assets, and $18 million of proceeds from the sale of property, plant and equipment, partially offset by $48 million of capital expenditures.
Cash flows used in financing activities in the first quarter of 2023 included $377 million of cash paid to repurchase shares of our outstanding common stock. In the first quarter of 2022, cash flows used in financing activities included $157 million of cash paid to repurchase shares of our outstanding common stock and $121 million of payments on long-term debt.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Reclassification adjustments from investing activities to operating activities:
Cash received from customers	$23	$27
Finance receivable originations for Manufacturing group inventory sales	(17)	(9)
Total reclassification adjustments from investing activities to operating activities	$6	$18
Critical Accounting Estimates Update
Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The accounting estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. The following section provides an update of the year-end disclosure.
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

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Gross favorable	$25	$16
Gross unfavorable	(17)	(33)
Net adjustments	$8	$(17)

Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2022 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended April 1, 2023. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 1, 2023. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of April 1, 2023.
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our first quarter of 2023 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
January 1, 2023 – February 4, 2023	1,225	$71.88	1,225	10,700
February 5, 2023 – March 4, 2023	2,390	74.20	2,390	8,310
March 5, 2023 – April 1, 2023	1,615	69.25	1,615	6,695
Total	5,230	$72.13	5,230
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
Item 5.07

a.The 2023 Annual Meeting of Shareholders of Textron was held on April 26, 2023.
b.The results of the voting on the matters submitted to our shareholders are as follows:
1.The following persons were elected to serve as directors until the next annual shareholders’ meeting and received the following votes:

	For	Against	Abstain	Broker Non-Vote
Scott C. Donnelly	170,203,230	5,402,155	782,661	10,509,196
Richard F. Ambrose	172,863,817	2,583,789	940,440	10,509,196
Kathleen M. Bader	169,609,009	5,899,256	879,781	10,509,196
R. Kerry Clark	168,124,131	7,232,685	1,031,230	10,509,196
Deborah Lee James	171,356,525	4,095,813	935,708	10,509,196
Thomas A. Kennedy	172,906,906	2,489,521	991,619	10,509,196
Lionel L. Nowell III	171,348,086	4,014,132	1,025,828	10,509,196
James L. Ziemer	168,465,523	6,893,648	1,028,875	10,509,196
Maria T. Zuber	170,486,969	4,984,241	916,836	10,509,196
2.The advisory (non-binding) resolution to approve the compensation of our named executive officers, as disclosed in our proxy statement, was approved by the following vote:

For	Against	Abstain	Broker Non-Vote
166,367,179	8,966,312	1,054,555	10,509,196

3.The advisory vote on the frequency of future advisory votes to approve the compensation of our named executive officers received the following votes:

1 Year	2 Years	3 Years	Abstain	Broker Non-Vote
170,243,524	930,467	4,542,787	671,268	10,509,196

4.The appointment of Ernst & Young LLP by the Audit Committee as Textron's independent registered public accounting firm for 2023 was ratified by the following vote:

For	Against	Abstain
180,175,462	5,964,823	756,957

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 27, 2023	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)