Form 10-Q
period 2023-07-01
TEXTRON INC
filed 2023-07-27
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 14, 2023, there were 198,070,588 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended July 1, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues
Manufacturing product revenues	$2,917	$2,689	$5,467	$5,137
Manufacturing service revenues	489	451	951	988
Finance revenues	18	14	30	30
Total revenues	3,424	3,154	6,448	6,155
Costs, expenses and other
Cost of products sold	2,465	2,304	4,641	4,373
Cost of services sold	381	337	736	760
Selling and administrative expense	289	279	594	584
Interest expense, net	19	31	39	63
Non-service components of pension and postretirement income, net	(59)	(60)	(118)	(120)
Total costs, expenses and other	3,095	2,891	5,892	5,660
Income before income taxes	329	263	556	495
Income tax expense	66	45	102	84
Income from continuing operations	263	218	454	411
Loss from discontinued operations	—	(1)	—	(1)
Net income	$263	$217	$454	$410
Basic earnings per share
Continuing operations	$1.31	$1.01	$2.24	$1.90
Diluted earnings per share
Continuing operations	$1.30	$1.00	$2.22	$1.88
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$263	$217	$454	$410
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	—	17	—	34
Foreign currency translation adjustments	4	(90)	32	(104)
Deferred gains (losses) on hedge contracts, net of reclassifications	8	(3)	6	4
Other comprehensive income (loss)	12	(76)	38	(66)
Comprehensive income	$275	$141	$492	$344
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	July 1, 2023	December 31, 2022
Assets
Manufacturing group
Cash and equivalents	$1,695	$1,963
Accounts receivable, net	953	855
Inventories	4,108	3,550
Other current assets	829	1,033
Total current assets	7,585	7,401
Property, plant and equipment, less accumulated depreciation and amortization of $5,212 and $5,084, respectively	2,487	2,523
Goodwill	2,291	2,283
Other assets	3,472	3,422
Total Manufacturing group assets	15,835	15,629
Finance group
Cash and equivalents	55	72
Finance receivables, net	574	563
Other assets	21	29
Total Finance group assets	650	664
Total assets	$16,485	$16,293
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$357	$7
Accounts payable	1,227	1,018
Other current liabilities	2,820	2,645
Total current liabilities	4,404	3,670
Other liabilities	1,797	1,879
Long-term debt	2,825	3,175
Total Manufacturing group liabilities	9,026	8,724
Finance group
Other liabilities	71	81
Debt	354	375
Total Finance group liabilities	425	456
Total liabilities	9,451	9,180
Shareholders’ equity
Common stock	26	26
Capital surplus	1,973	1,880
Treasury stock	(740)	(84)
Retained earnings	6,349	5,903
Accumulated other comprehensive loss	(574)	(612)
Total shareholders’ equity	7,034	7,113
Total liabilities and shareholders’ equity	$16,485	$16,293
Common shares outstanding (in thousands)	198,230	206,161
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended July 1, 2023 and July 2, 2022, respectively

	Consolidated
(In millions)	2023	2022
Cash flows from operating activities
Income from continuing operations	$454	$411
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	193	191
Deferred income taxes	(77)	(118)
Other, net	66	55
Changes in assets and liabilities:
Accounts receivable, net	(97)	(48)
Inventories	(553)	(246)
Other assets	252	85
Accounts payable	207	24
Other liabilities	116	269
Income taxes, net	14	32
Pension, net	(102)	(83)
Captive finance receivables, net	(15)	35
Other operating activities, net	2	8
Net cash provided by operating activities of continuing operations	460	615
Net cash used in operating activities of discontinued operations	(1)	(2)
Net cash provided by operating activities	459	613
Cash flows from investing activities
Capital expenditures	(145)	(114)
Net cash used in business acquisitions	—	(198)
Net proceeds from corporate-owned life insurance policies	38	25
Proceeds from sale of property, plant and equipment	—	18
Finance receivables repaid	19	21
Other investing activities, net	2	44
Net cash used in investing activities	(86)	(204)
Cash flows from financing activities
Decrease in short-term debt	—	(15)
Principal payments on long-term debt and nonrecourse debt	(34)	(223)
Purchases of Textron common stock	(650)	(439)
Dividends paid	(8)	(9)
Proceeds from options exercised	31	32
Other financing activities, net	(5)	(4)
Net cash used in financing activities	(666)	(658)
Effect of exchange rate changes on cash and equivalents	8	(27)
Net decrease in cash and equivalents	(285)	(276)
Cash and equivalents at beginning of period	2,035	2,117
Cash and equivalents at end of period	$1,750	$1,841
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended July 1, 2023 and July 2, 2022, respectively

	Manufacturing Group		Finance Group
(In millions)	2023	2022	2023	2022
Cash flows from operating activities
Income from continuing operations	$438	$395	$16	$16
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	193	191	—	—
Deferred income taxes	(77)	(106)	—	(12)
Other, net	69	62	(3)	(7)
Changes in assets and liabilities:
Accounts receivable, net	(97)	(48)	—	—
Inventories	(553)	(246)	—	—
Other assets	246	85	6	—
Accounts payable	207	24	—	—
Other liabilities	125	279	(9)	(10)
Income taxes, net	16	28	(2)	4
Pension, net	(102)	(83)	—	—
Other operating activities, net	2	8	—	—
Net cash provided by (used in) operating activities of continuing operations	467	589	8	(9)
Net cash used in operating activities of discontinued operations	(1)	(2)	—	—
Net cash provided by (used in) operating activities	466	587	8	(9)
Cash flows from investing activities
Capital expenditures	(145)	(114)	—	—
Net cash used in business acquisitions	—	(198)	—	—
Net proceeds from corporate-owned life insurance policies	38	25	—	—
Proceeds from sale of property, plant and equipment	—	18	—	—
Finance receivables repaid	—	—	67	79
Finance receivables originated	—	—	(63)	(23)
Other investing activities, net	—	—	2	44
Net cash provided by (used in) investing activities	(107)	(269)	6	100
Cash flows from financing activities
Decrease in short-term debt	—	(15)	—	—
Principal payments on long-term debt and nonrecourse debt	(3)	(14)	(31)	(209)
Purchases of Textron common stock	(650)	(439)	—	—
Dividends paid	(8)	(9)	—	—
Proceeds from options exercised	31	32	—	—
Other financing activities, net	(5)	(4)	—	—
Net cash used in financing activities	(635)	(449)	(31)	(209)
Effect of exchange rate changes on cash and equivalents	8	(27)	—	—
Net decrease in cash and equivalents	(268)	(158)	(17)	(118)
Cash and equivalents at beginning of period	1,963	1,922	72	195
Cash and equivalents at end of period	$1,695	$1,764	$55	$77
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
In the second quarter of 2023, our cumulative catch-up adjustments increased segment profit by $10 million and net income by $8 million, $0.04 per diluted share. In the second quarter of 2022, our cumulative catch-up adjustments decreased segment profit by $4 million and net income by $3 million, $0.01 per diluted share.
In the first half of 2023, our cumulative catch-up adjustments increased segment profit by $18 million and net income by $14 million, $0.07 per diluted share. In the first half of 2022, our cumulative catch-up adjustments decreased segment profit by $21 million and net income by $16 million, $0.07 per diluted share.
Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	July 1, 2023	December 31, 2022
Commercial	$855	$755
U.S. Government contracts	118	124
	973	879
Allowance for credit losses	(20)	(24)
Total accounts receivable, net	$953	$855

Finance Receivables
Finance receivables are presented in the following table:

(In millions)	July 1, 2023	December 31, 2022
Finance receivables	$597	$587
Allowance for credit losses	(23)	(24)
Total finance receivables, net	$574	$563
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	July 1, 2023	December 31, 2022
Performing	$554	$515
Watchlist	26	26
Nonaccrual	17	46
Nonaccrual as a percentage of finance receivables	2.85%	7.84%
Current and less than 31 days past due	$589	$579
31-60 days past due	2	7
61-90 days past due	6	—
Over 90 days past due	—	1
60+ days contractual delinquency as a percentage of finance receivables	1.01%	0.17%
At July 1, 2023, 36% of our performing finance receivables were originated since the beginning of 2021 and 30% were originated from 2018 to 2020. For finance receivables categorized as watchlist 94% were originated since the beginning of 2020 and for nonaccrual, 40% were originated from 2018 to 2020 with the remainder prior to 2018.
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

(In millions)	July 1, 2023	December 31, 2022
Finance receivables evaluated collectively	$494	$450
Finance receivables evaluated individually	17	46
Allowance for credit losses based on collective evaluation	20	21
Allowance for credit losses based on individual evaluation	3	3
Impaired finance receivables with specific allowance for credit losses	$11	$15
Impaired finance receivables with no specific allowance for credit losses	6	31
Unpaid principal balance of impaired finance receivables	27	60
Allowance for credit losses on impaired finance receivables	3	3
Average recorded investment of impaired finance receivables	34	67
Note 3. Inventories
Inventories are composed of the following:

(In millions)	July 1, 2023	December 31, 2022
Finished goods	$1,133	$991
Work in process	1,820	1,540
Raw materials and components	1,155	1,019
Total inventories	$4,108	$3,550
Note 4. Warranty Liability
Changes in our warranty liability are as follows:

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Beginning of period	$149	$127
Provision	33	34
Settlements	(35)	(34)
Adjustments*	13	10
End of period	$160	$137
* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 5. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide through operating leases. Our operating leases have remaining lease terms up to 26 years, which include options to extend the lease term for periods up to 25 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $17 million in both the second quarter of 2023 and 2022, and $34 million in both the first half of 2023 and 2022. Variable and short-term lease costs were not significant. Cash paid for operating leases totaled $34 million and $35 million in the first half of 2023 and 2022, respectively, and is classified in cash flows from operating activities. Noncash transactions totaled $24 million and $17 million in the first half of 2023 and 2022, respectively, reflecting the recognition of operating lease assets and liabilities for new or extended leases.
Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	July 1, 2023	December 31, 2022
Other assets	$369	$372
Other current liabilities	53	54
Other liabilities	325	326
Weighted-average remaining lease term (in years)	10.3	10.4
Weighted-average discount rate	4.33%	4.14%
At July 1, 2023, maturities of our operating lease liabilities on an undiscounted basis totaled $36 million for the remainder of 2023, $64 million for 2024, $56 million for 2025, $43 million for 2026, $38 million for 2027 and $244 million thereafter.
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At July 1, 2023 and December 31, 2022, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $567 million and $354 million, respectively. At July 1, 2023, the fair value amounts of our foreign currency exchange contracts were a $5 million asset and a $9 million liability. At December 31, 2022, the fair value amount of our foreign currency exchange contracts was an $11 million liability.

Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert the floating-rate cash flows to fixed-rate cash flows on certain debt. These agreements are designated as cash flow hedges.
In the second quarter of 2023, we entered into swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $185 million and a weighted-average fixed rate of 5.17%; these agreements have a forward start date of August 15, 2023 and maturities ranging from August 15, 2025 to August 15, 2028. Subsequent to August 15, 2023, in compliance with the Adjustable Interest Rate (LIBOR) Act of 2022, the benchmark interest rate on the Notes will change to the three-month CME Term Secured Overnight Funding Rate + 1.99661%. At December 31, 2022, we had a swap agreement with a notional amount of $272 million that matures on August 15, 2023. We also entered into an interest rate swap agreement in May 2022 with a notional amount of $25 million that matures in June 2025 and effectively converts variable-rate interest on a term loan to a fixed rate of 2.75%.
At July 1, 2023 and December 31, 2022, the fair value of our outstanding swap agreements was an $8 million asset. The fair value of these swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	July 1, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,174)	$(2,904)	$(3,175)	$(2,872)
Finance group
Finance receivables, excluding leases	405	396	390	369
Debt	(354)	(281)	(375)	(294)
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

Note 7. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended July 1, 2023
Beginning of period	$26	$1,942	$(464)	$6,090	$(586)	$7,008
Net income	—	—	—	263	—	263
Other comprehensive income	—	—	—	—	12	12
Share-based compensation activity	—	31	—	—	—	31
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(276)	—	—	(276)
End of period	$26	$1,973	$(740)	$6,349	$(574)	$7,034
Three months ended July 2, 2022
Beginning of period	$28	$1,924	$(314)	$6,058	$(779)	$6,917
Net income	—	—	—	217	—	217
Other comprehensive loss	—	—	—	—	(76)	(76)
Share-based compensation activity	—	29	—	—	—	29
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock	—	—	(282)	—	—	(282)
End of period	$28	$1,953	$(596)	$6,271	$(855)	$6,801
Six months ended July 1, 2023
Beginning of period	$26	$1,880	$(84)	$5,903	$(612)	$7,113
Net income	—	—	—	454	—	454
Other comprehensive income	—	—	—	—	38	38
Share-based compensation activity	—	93	—	—	—	93
Dividends declared	—	—	—	(8)	—	(8)
Purchases of common stock, including excise tax*	—	—	(656)	—	—	(656)
End of period	$26	$1,973	$(740)	$6,349	$(574)	$7,034
Six months ended July 2, 2022
Beginning of period	$28	$1,863	$(157)	$5,870	$(789)	$6,815
Net income	—	—	—	410	—	410
Other comprehensive loss	—	—	—	—	(66)	(66)
Share-based compensation activity	—	90	—	—	—	90
Dividends declared	—	—	—	(9)	—	(9)
Purchases of common stock	—	—	(439)	—	—	(439)
End of period	$28	$1,953	$(596)	$6,271	$(855)	$6,801
*Includes amounts accrued for excise tax imposed on common share repurchases beginning on January 1, 2023 as part of the Inflation Reduction Act that totaled $3 million for the second quarter of 2023 and $6 million for first half of 2023.
Dividends per share of common stock were $0.02 for both the second quarter of 2023 and 2022 and $0.04 for both the first half of 2023 and 2022.
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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Basic weighted-average shares outstanding	200,701	214,587	202,768	215,799
Dilutive effect of stock options	1,808	2,071	1,992	2,334
Diluted weighted-average shares outstanding	202,509	216,658	204,760	218,133
Stock options to purchase 2.0 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for both the second quarter and first half of 2023 as their effect would have been anti-dilutive. For both the second quarter and first half of 2022, stock options to purchase 1.0 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(516)	$(94)	$(2)	$(612)
Other comprehensive income before reclassifications	—	32	3	35
Reclassified from Accumulated other comprehensive loss	—	—	3	3
Balance at July 1, 2023	$(516)	$(62)	$4	$(574)
Balance at January 1, 2022	$(799)	$9	$1	$(789)
Other comprehensive loss before reclassifications	—	(104)	4	(100)
Reclassified from Accumulated other comprehensive loss	34	—	—	34
Balance at July 2, 2022	$(765)	$(95)	$5	$(855)
The before and after-tax components of Other comprehensive income (loss) are presented below:

	July 1, 2023			July 2, 2022
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial (gain) loss*	$(1)	$—	$(1)	$21	$(6)	$15
Amortization of prior service cost*	2	(1)	1	2	—	2
Pension and postretirement benefits adjustments, net	1	(1)	—	23	(6)	17
Foreign currency translation adjustments	4	—	4	(90)	—	(90)
Deferred gains (losses) on hedge contracts:
Current deferrals	7	(1)	6	(5)	2	(3)
Reclassification adjustments	2	—	2	—	—	—
Deferred gains (losses) on hedge contracts, net	9	(1)	8	(5)	2	(3)
Total	$14	$(2)	$12	$(72)	$(4)	$(76)
Six Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial (gain) loss*	$(3)	$1	$(2)	$42	$(11)	$31
Amortization of prior service cost*	4	(2)	2	4	(1)	3
Pension and postretirement benefits adjustments, net	1	(1)	—	46	(12)	34
Foreign currency translation adjustments	32	—	32	(104)	—	(104)
Deferred gains on hedge contracts:
Current deferrals	3	—	3	5	(1)	4
Reclassification adjustments	4	(1)	3	—	—	—
Deferred gains on hedge contracts, net	7	(1)	6	5	(1)	4
Total	$40	$(2)	$38	$(53)	$(13)	$(66)
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
Our revenues by segment, along with a reconciliation of segment profit to income before income taxes, are included in the table below:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues
Textron Aviation	$1,362	$1,284	$2,511	$2,324
Bell	701	687	1,322	1,521
Textron Systems	306	293	612	566
Industrial	1,026	871	1,958	1,709
Textron eAviation	11	5	15	5
Finance	18	14	30	30
Total revenues	$3,424	$3,154	$6,448	$6,155
Segment Profit
Textron Aviation	$171	$149	$296	$259
Bell	65	54	125	145
Textron Systems	37	38	71	66
Industrial	79	37	120	76
Textron eAviation	(12)	(7)	(21)	(7)
Finance	12	10	20	19
Segment profit	352	281	611	558
Corporate expenses and other, net	(21)	(20)	(60)	(72)
Interest expense, net for Manufacturing group	(16)	(28)	(33)	(56)
LIFO inventory provision	(35)	(17)	(60)	(29)
Intangible asset amortization	(10)	(13)	(20)	(26)
Non-service components of pension and postretirement income, net	59	60	118	120
Income before income taxes	$329	$263	$556	$495

Note 9. Revenues
Disaggregation of Revenues
Our revenues for our segments disaggregated by major product type are presented below:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Aircraft	$920	$856	$1,638	$1,502
Aftermarket parts and services	442	428	873	822
Textron Aviation	1,362	1,284	2,511	2,324

Military aircraft and support programs	395	402	780	999
Commercial helicopters, parts and services	306	285	542	522
Bell	701	687	1,322	1,521
Textron Systems	306	293	612	566

Fuel systems and functional components	523	435	1,011	899
Specialized vehicles	503	436	947	810
Industrial	1,026	871	1,958	1,709
Textron eAviation	11	5	15	5
Finance	18	14	30	30
Total revenues	$3,424	$3,154	$6,448	$6,155

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended July 1, 2023
Customer type:
Commercial	$1,321	$301	$70	$1,024	$11	$18	$2,745
U.S. Government	41	400	236	2	—	—	679
Total revenues	$1,362	$701	$306	$1,026	$11	$18	$3,424
Geographic location:
United States	$933	$534	$274	$566	$7	$4	$2,318
Europe	159	35	17	201	4	1	417
Other international	270	132	15	259	—	13	689
Total revenues	$1,362	$701	$306	$1,026	$11	$18	$3,424
Three months ended July 2, 2022
Customer type:
Commercial	$1,253	$279	$65	$862	$5	$14	$2,478
U.S. Government	31	408	228	9	—	—	676
Total revenues	$1,284	$687	$293	$871	$5	$14	$3,154
Geographic location:
United States	$776	$504	$268	$466	$1	$5	$2,020
Europe	239	43	10	185	3	—	480
Other international	269	140	15	220	1	9	654
Total revenues	$1,284	$687	$293	$871	$5	$14	$3,154
Six months ended July 1, 2023
Customer type:
Commercial	$2,428	$533	$144	$1,951	$15	$30	$5,101
U.S. Government	83	789	468	7	—	—	1,347
Total revenues	$2,511	$1,322	$612	$1,958	$15	$30	$6,448
Geographic location:
United States	$1,769	$994	$549	$1,060	$8	$8	$4,388
Europe	225	54	31	405	6	1	722
Other international	517	274	32	493	1	21	1,338
Total revenues	$2,511	$1,322	$612	$1,958	$15	$30	$6,448
Six months ended July 2, 2022
Customer type:
Commercial	$2,274	$513	$130	$1,697	$5	$30	$4,649
U.S. Government	50	1,008	436	12	—	—	1,506
Total revenues	$2,324	$1,521	$566	$1,709	$5	$30	$6,155
Geographic location:
United States	$1,508	$1,174	$514	$892	$1	$10	$4,099
Europe	358	71	18	375	3	1	826
Other international	458	276	34	442	1	19	1,230
Total revenues	$2,324	$1,521	$566	$1,709	$5	$30	$6,155
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At July 1, 2023, we had $14.3 billion in remaining performance obligations of which we expect to recognize revenues of approximately 80% through 2024, an additional 17% through 2026, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At July 1, 2023 and December 31, 2022, contract assets totaled $501 million and $680 million, respectively, and contract liabilities totaled $1.7 billion and $1.5 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $380 million and $293 million in the second quarter of 2023 and 2022, respectively, and $696 million and $499 million in the first half of 2023 and 2022, respectively, that were included in the contract liability balance at the beginning of each year.

Note 10. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Pension Benefits
Service cost	$16	$27	$33	$53
Interest cost	91	68	182	137
Expected return on plan assets	(153)	(153)	(305)	(306)
Amortization of net actuarial loss	1	22	1	44
Amortization of prior service cost	3	3	6	6
Net periodic benefit income*	$(42)	$(33)	$(83)	$(66)
Postretirement Benefits Other Than Pensions
Service cost	$1	$—	$1	$1
Interest cost	2	2	4	3
Amortization of net actuarial gain	(2)	(1)	(4)	(2)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Net periodic benefit income	$—	$—	$(1)	$—
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $2 million and $3 million for the second quarter of 2023 and 2022, respectively, and $6 million and $7 million for the first half of 2023 and 2022, respectively.
Note 11. Income Taxes
Our effective tax rate for the second quarter and first half of 2023 was 20.1% and 18.3%, respectively. In the first half of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income, partially offset by $7 million in withholding taxes due to the repatriation of cash related to a non-US jurisdiction.
Our effective tax rate for the second quarter and first half of 2022 was 17.1% and 17.0%, respectively. In the second quarter and first half of 2022, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits.
Note 12. Commitments and Contingencies
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

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Revenues	$3,424	$3,154	9%	$6,448	$6,155	5%
Cost of sales	2,846	2,641	8%	5,377	5,133	5%
Gross margin as a % of Manufacturing revenues	16.4%	15.9%		16.2%	16.2%
Selling and administrative expense	$289	$279	4%	$594	$584	2%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 25.
Revenues
Revenues increased $270 million, 9%, in the second quarter of 2023, compared with the second quarter of 2022. The revenue increase primarily included the following factors:
•Higher Industrial revenues of $155 million, largely due to higher volume and mix of $121 million at both product lines and a $37 million favorable impact from pricing.
•Higher Textron Aviation revenues of $78 million, reflecting higher pricing of $95 million, partially offset by lower volume and mix of $17 million.
•Higher Bell revenues of $14 million, largely due to higher pricing of $21 million.
•Higher Textron Systems revenues of $13 million, largely reflecting higher volume.
Revenues increased $293 million, 5%, in the first half of 2023, compared with the first half of 2022. The revenue increase primarily included the following factors:
•Higher Industrial revenues of $249 million, reflecting higher volume and mix of $209 million at both product lines and a $61 million favorable impact from pricing, partially offset by an unfavorable impact of $21 million from foreign exchange rate fluctuations.
•Higher Textron Aviation revenues of $187 million, reflecting higher pricing of $153 million and higher volume and mix of $34 million.
•Higher Textron Systems revenues of $46 million, largely reflecting higher volume.
•Lower Bell revenues of $199 million, largely due to lower military spares and support and H-1 production volume.
Cost of Sales and Selling and Administrative Expense
Cost of sales increased $205 million, 8%, in the second quarter of 2023, compared with the second quarter of 2022, largely due to higher net volume and mix described above and $90 million of inflation and LIFO inventory provision. Cost of sales increased $244 million, 5%, in the first half of 2023, compared with the first half of 2022, largely due to $167 million of inflation and LIFO inventory provision and the impact of higher net volume and mix described above.
Selling and administrative expense increased $10 million, 4%, and $10 million, 2%, in the second quarter and first half of 2023, respectively, compared with the corresponding periods in 2022, primarily reflecting higher share-based compensation expense.
Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents. In the second quarter and first half of 2023, interest expense, net decreased $12 million, 39%, and $24 million, 38%, respectively, compared with the corresponding periods in 2022, largely due to an increase in interest income of $11 million and $22 million, respectively.
Income Taxes
Our effective tax rate for the second quarter and first half of 2023 was 20.1% and 18.3%, respectively. In the first half of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income, partially offset by $7 million in withholding taxes due to the repatriation of cash related to a non-US jurisdiction.

Our effective tax rate for the second quarter and first half of 2022 was 17.1% and 17.0%, respectively. In the second quarter and first half of 2022, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits.
Backlog
Our backlog is summarized below:

(In millions)	July 1, 2023	December 31, 2022
Textron Aviation	$6,838	$6,387
Bell	5,567	4,781
Textron Systems	1,888	2,098
Total backlog	$14,293	$13,266
Backlog at Bell increased $786 million, 16%, largely due to contracts under the Future Long Range Assault Aircraft (FLRAA) program discussed on page 22. Textron Aviation's backlog increased $451 million, 7%, in the first half of 2023, reflecting orders in excess of deliveries.
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

Textron Aviation

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Revenues:
Aircraft	$920	$856	7%	$1,638	$1,502	9%
Aftermarket parts and services	442	428	3%	873	822	6%
Total revenues	1,362	1,284	6%	2,511	2,324	8%
Operating expenses	1,191	1,135	5%	2,215	2,065	7%
Segment profit	$171	$149	15%	$296	$259	14%
Profit margin	12.6%	11.6%		11.8%	11.1%
Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q2 2023 versus Q2 2022	YTD 2023 versus YTD 2022
Pricing	$95	$153
Volume and mix	(17)	34
Total change	$78	$187
Textron Aviation’s revenues increased $78 million, 6%, in the second quarter of 2023, compared with the second quarter of 2022, reflecting higher pricing of $95 million, partially offset by lower volume and mix of $17 million. The decrease in volume and mix includes lower Citation jet volume, partially offset by higher defense volume. We delivered 44 Citation jets and 37 commercial turboprops in the second quarter of 2023, compared with 48 Citation jets and 35 commercial turboprops in the second quarter of 2022.
Textron Aviation’s revenues increased $187 million, 8%, in the first half of 2023, compared with the first half of 2022, reflecting higher pricing of $153 million and higher volume and mix of $34 million. The increase in volume and mix includes higher defense volume, partially offset by lower Citation jet volume. We delivered 79 Citation jets and 71 commercial turboprops in the first half of 2023, compared with 87 Citation jets and 66 commercial turboprops in the first half of 2022.
Textron Aviation’s operating expenses increased $56 million, 5%, and $150 million, 7%, in the second quarter and first half of 2023, respectively, compared with the corresponding periods of 2022, largely reflecting inflation of $43 million and $84 million, respectively.
Textron Aviation Segment Profit
The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q2 2023 versus Q2 2022	YTD 2023 versus YTD 2022
Pricing, net of inflation	$52	$69
Volume and mix	(7)	8
Performance	(23)	(40)
Total change	$22	$37
Segment profit at Textron Aviation increased $22 million, 15%, in the second quarter of 2023, compared with the second quarter of 2022, largely due to favorable pricing, net of inflation of $52 million, partially offset by an unfavorable impact from performance of $23 million. Performance included unfavorable manufacturing performance, largely related to supply chain and labor inefficiencies.
Segment profit at Textron Aviation increased $37 million, 14%, in the first half of 2023, compared with the first half of 2022, largely due to favorable pricing, net of inflation of $69 million, partially offset by an unfavorable impact from performance of $40 million. Performance included unfavorable manufacturing performance, largely related to supply chain and labor inefficiencies.

Bell

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Revenues:
Military aircraft and support programs	$395	$402	(2)%	$780	$999	(22)%
Commercial helicopters, parts and services	306	285	7%	542	522	4%
Total revenues	701	687	2%	1,322	1,521	(13)%
Operating expenses	636	633	—%	1,197	1,376	(13)%
Segment profit	$65	$54	20%	$125	$145	(14)%
Profit margin	9.3%	7.9%		9.5%	9.5%
A significant portion of Bell’s military aircraft and support program revenues is from the U.S. Government for the V-22 tiltrotor aircraft and the H-1 helicopter platforms, which are transitioning from production to the support stage over the next few years. Under the current contracts, production is expected to end in 2023 for the H-1 helicopter and 2025 for the V-22 tiltrotor. In December 2022, Bell was awarded the development contract for the U.S. Army's FLRAA program. The award was protested by a competitor, but, on April 6, 2023, the Government Accountability Office denied the protest. The U.S. Army has cancelled the stop-work order, and work on the contract is proceeding.
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q2 2023 versus Q2 2022	YTD 2023 versus YTD 2022
Volume and mix	$(7)	$(232)
Pricing	21	33
Total change	$14	$(199)
Bell’s revenues increased $14 million, 2%, in the second quarter of 2023, compared with the second quarter of 2022, due to higher pricing of $21 million, partially offset by lower military volume of $7 million. We delivered 35 commercial helicopters in the second quarter of 2023, compared with 34 commercial helicopters in the second quarter of 2022.
Bell’s revenues decreased $199 million, 13%, in the first half of 2023, compared with the first half of 2022, largely due to lower military spares and support and H-1 production volume. We delivered 57 commercial helicopters in the first half of 2023, compared with 59 commercial helicopters in the first half of 2022.
Bell’s operating expenses increased $3 million in the second quarter of 2023, and decreased $179 million, 13% in the first half of 2023, compared with the corresponding periods of 2022. The decrease in the first half of 2023 was primarily due to lower volume and mix described above.
Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q2 2023 versus Q2 2022	YTD 2023 versus YTD 2022
Volume and mix	$(11)	$(72)
Performance	13	42
Pricing, net of inflation	9	10
Total change	$11	$(20)
Bell’s segment profit increased $11 million, 20%, in the second quarter of 2023, compared with the second quarter of 2022, due to a favorable impact from performance of $13 million, which includes $14 million of lower research and development costs; and a favorable impact from pricing, net of inflation of $9 million; partially offset by lower volume and mix.
Bell’s segment profit decreased $20 million, 14%, in the first half of 2023, compared with the first half of 2022, largely due to lower volume and mix described above, partially offset by a favorable impact from performance of $42 million, which includes $32 million of lower research and development costs.

Textron Systems

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Revenues	$306	$293	4%	$612	$566	8%
Operating expenses	269	255	5%	541	500	8%
Segment profit	$37	$38	(3)%	$71	$66	8%
Profit margin	12.1%	13.0%		11.6%	11.7%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q2 2023 versus Q2 2022	YTD 2023 versus YTD 2022
Volume	$9	$37
Pricing	4	9
Total change	$13	$46
Textron Systems' revenues increased $13 million, 4%, and $46 million, 8%, in the second quarter and first half of 2023, respectively, compared with the corresponding periods in 2022, largely reflecting higher volume.
Textron Systems’ operating expenses increased $14 million, 5%, and $41 million, 8%, in the second quarter and first half of 2023, respectively, compared with the corresponding periods in 2022, largely related to higher volume.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q2 2023 versus Q2 2022	YTD 2023 versus YTD 2022
Performance	$3	$9
Pricing, net of inflation	1	3
Volume and mix	(5)	(7)
Total change	$(1)	$5
Textron Systems’ segment profit decreased $1 million, 3%, and increased $5 million, 8% in the second quarter and first half of 2023, respectively, compared with the corresponding periods of 2022. The increase in profit in the first half of 2023, was primarily due to a favorable impact from performance of $9 million, partially offset by an unfavorable impact from the mix of products and services sold.
Industrial

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Revenues:
Fuel systems and functional components	$523	$435	20%	$1,011	$899	12%
Specialized vehicles	503	436	15%	947	810	17%
Total revenues	1,026	871	18%	1,958	1,709	15%
Operating expenses	947	834	14%	1,838	1,633	13%
Segment profit	$79	$37	114%	$120	$76	58%
Profit margin	7.7%	4.2%		6.1%	4.4%

Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q2 2023 versus Q2 2022	YTD 2023 versus YTD 2022
Volume and mix	$121	$209
Pricing	37	61
Foreign exchange	(3)	(21)
Total change	$155	$249
Industrial segment revenues increased $155 million, 18%, in the second quarter of 2023, compared with the second quarter of 2022, largely due to higher volume and mix of $121 million at both product lines and a $37 million favorable impact from pricing.
Industrial segment revenues increased $249 million, 15%, in the first half of 2023, compared with the first half of 2022, reflecting higher volume and mix of $209 million at both product lines, and a $61 million favorable impact from pricing, partially offset by an unfavorable impact of $21 million from foreign exchange rate fluctuations, primarily related to the Chinese Yuan.
Industrial's operating expenses increased $113 million, 14%, and $205 million, 13%, in the second quarter and first half of 2023, respectively, compared with the corresponding periods in 2022, principally reflecting the impact of higher volume and mix described above.
Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q2 2023 versus Q2 2022	YTD 2023 versus YTD 2022
Volume and mix	$32	$40
Pricing, net of inflation	17	25
Performance	(10)	(22)
Foreign exchange	3	1
Total change	$42	$44
Segment profit for the Industrial segment increased $42 million, 114%, in the second quarter of 2023, compared with the second quarter of 2022, largely due to higher volume and mix of $32 million as described above and a favorable impact from pricing, net of inflation of $17 million, principally in the Fuel systems and functional components product line, partially offset by an unfavorable impact of $10 million from performance.
Segment profit for the Industrial segment increased $44 million, 58%, in the first half of 2023, compared with the first half of 2022, largely due to higher volume and mix of $40 million as described above and a favorable impact from pricing, net of inflation of $25 million, partially offset by an unfavorable impact of $22 million from performance.
Textron eAviation

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Revenues	$11	$5	120%	$15	$5	200%
Operating expenses	23	12	92%	36	12	200%
Segment loss	$(12)	$(7)	71%	$(21)	$(7)	200%

Textron eAviation Revenues and Operating Expenses
The following factors contributed to the change in Textron eAviation’s revenues for the periods:

(In millions)	Q2 2023 versus Q2 2022	YTD 2023 versus YTD 2022
Volume and mix	$5	$5
Acquisition	—	4
Other	1	1
Total change	$6	$10
Textron eAviation segment revenues increased $6 million and $10 million in the second quarter and first half of 2023, respectively, compared with the corresponding periods in 2022, primarily reflecting higher volume and mix.
Textron eAviation's operating expenses increased $11 million and $24 million in the second quarter and first half of 2023, respectively, compared with the corresponding periods in 2022, largely related to higher research and development costs.
Textron eAviation Segment Loss
The following factors contributed to the change in Textron eAviation’s segment loss for the periods:

(In millions)	Q2 2023 versus Q2 2022	YTD 2023 versus YTD 2022
Performance and other	$(8)	$(17)
Volume and mix	3	3
Total change	$(5)	$(14)
Textron eAviation's segment loss increased $5 million and $14 million in the second quarter and first half of 2023, respectively, compared with the corresponding periods in 2022, primarily due to an unfavorable impact from performance and other, reflecting higher research and development costs.
Finance

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues	$18	$14	$30	$30
Segment profit	12	10	20	19
Finance segment revenues increased $4 million in the second quarter of 2023, and were unchanged in the first half of 2023, compared with the corresponding periods in 2022. Segment profit increased $2 million and $1 million, in the second quarter and the first half of 2023, respectively, compared with the corresponding periods in 2022. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	July 1, 2023	December 31, 2022
Finance receivables	$597	$587
Allowance for credit losses	23	24
Ratio of allowance for credit losses to finance receivables	3.85%	4.09%
Nonaccrual finance receivables	17	46
Ratio of nonaccrual finance receivables to finance receivables	2.85%	7.84%
60+ days contractual delinquency	6	1
60+ days contractual delinquency as a percentage of finance receivables	1.01%	0.17%
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	July 1, 2023	December 31, 2022
Manufacturing group
Cash and equivalents	$1,695	$1,963
Debt	3,182	3,182
Shareholders’ equity	7,034	7,113
Capital (debt plus shareholders’ equity)	10,216	10,295
Net debt (net of cash and equivalents) to capital	17%	15%
Debt to capital	31%	31%
Finance group
Cash and equivalents	$55	$72
Debt	354	375
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
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At July 1, 2023 and December 31, 2022, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Operating activities	$467	$589
Investing activities	(107)	(269)
Financing activities	(635)	(449)
In the first half of 2023, cash flows from operating activities decreased $122 million to $467 million, compared with $589 million in the first half of 2022, largely due to changes in working capital.
Cash flows used in investing activities in the first half of 2023 included $145 million of capital expenditures, partially offset by $38 million of net proceeds from corporate-owned life insurance policies. Investing activities in the first half of 2022 included $198 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition and $114 million of capital expenditures.

Cash flows used in financing activities in the first half of 2023 included $650 million of cash paid to repurchase an aggregate of 9.4 million shares of our common stock. In the first half of 2022, cash flows used in financing activities included $439 million of cash paid to repurchase an aggregate of 6.6 million shares of our common stock.
On July 24, 2023, Textron's Board of Directors approved a new authorization for the repurchase of up to 35 million shares of our common stock. This share repurchase program allows us to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans and for opportunistic capital management purposes. The new program has no expiration date and replaced the prior share repurchase authorization.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Operating activities	$8	$(9)
Investing activities	6	100
Financing activities	(31)	(209)
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $67 million and $79 million in the first half of 2023 and 2022, respectively, partially offset by finance receivable originations of $63 million and $23 million, respectively. Cash flows provided by investing activities in the first half of 2022 also included $44 million of other investing activities, largely related to proceeds from the sale of operating lease assets.  In the first half of 2023 and 2022, financing activities included payments on long-term and nonrecourse debt of $31 million and $209 million, respectively.
Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Operating activities	$460	$615
Investing activities	(86)	(204)
Financing activities	(666)	(658)
In the first half of 2023, cash flows from operating activities decreased $155 million to $460 million, compared with $615 million in the first half of 2022, largely due to changes in working capital and a net cash outflow from captive finance receivables of $50 million.
Cash flows used in investing activities in the first half of 2023 included $145 million of capital expenditures, partially offset by $38 million of net proceeds from corporate-owned life insurance policies. Investing activities in the first half of 2022 included $198 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition and $114 million of capital expenditures, partially offset by $44 million of other investing activities, largely related to proceeds from the sale of operating lease assets.
Cash flows used in financing activities in the first half of 2023 included $650 million of cash paid to repurchase shares of our outstanding common stock. In the first half of 2022, cash flows used in financing activities included $439 million of cash paid to repurchase shares of our outstanding common stock and $223 million of payments on long-term debt.
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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Reclassification adjustments from investing activities to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(63)	$(23)
Cash received from customers	48	58
Total reclassification adjustments from investing activities to operating activities	$(15)	$35
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

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross favorable	$24	$25	$49	$41
Gross unfavorable	(14)	(29)	(31)	(62)
Net adjustments	$10	$(4)	$18	$(21)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended July 1, 2023. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 1, 2023. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of July 1, 2023.
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our second quarter of 2023 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
April 2, 2023 – May 6, 2023	875	$67.84	875	5,820
May 7, 2023 – June 3, 2023	2,275	64.04	2,275	3,545
June 4, 2023 – July 1, 2023	1,035	65.24	1,035	2,510
Total	4,185	$65.13	4,185
* These shares were purchased pursuant to a share repurchase program to repurchase up to 25 million shares of Textron common stock that was authorized on January 25,2022, which had no expiration date.
On July 24, 2023, Textron's Board of Directors approved a new authorization for the repurchase of up to 35 million shares of our common stock. This share repurchase program has no expiration date and replaced the prior share repurchase authorization that had 2.3 million remaining shares available for repurchase.
Item 5. Other Information

Item 5.07    Submission of Matters to a Vote of Security Holders.
(d)    In light of the results of the vote at Textron Inc.’s Annual Meeting of Shareholders, held on April 26, 2023, on the frequency of future advisory votes on executive compensation, and consistent with the Board’s recommendation on this matter, the Company has determined to include an advisory vote on the compensation of its named executive officers annually until the next required vote on the frequency of future advisory votes on executive compensation.

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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 27, 2023	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)