Form 10-Q
period 2023-09-30
TEXTRON INC
filed 2023-10-26
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 13, 2023, there were 196,005,457 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues
Manufacturing product revenues	$2,791	$2,608	$8,258	$7,745
Manufacturing service revenues	539	459	1,490	1,447
Finance revenues	13	11	43	41
Total revenues	3,343	3,078	9,791	9,233
Costs, expenses and other
Cost of products sold	2,355	2,243	6,996	6,616
Cost of services sold	424	341	1,160	1,101
Selling and administrative expense	303	266	897	850
Interest expense, net	19	24	58	87
Non-service components of pension and postretirement income, net	(59)	(60)	(177)	(180)
Total costs, expenses and other	3,042	2,814	8,934	8,474
Income from continuing operations before income taxes	301	264	857	759
Income tax expense	32	39	134	123
Income from continuing operations	269	225	723	636
Loss from discontinued operations	—	—	—	(1)
Net income	$269	$225	$723	$635
Basic earnings per share
Continuing operations	$1.36	$1.06	$3.59	$2.96
Diluted earnings per share
Continuing operations	$1.35	$1.06	$3.56	$2.94
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$269	$225	$723	$635
Other comprehensive loss, net of tax
Pension and postretirement benefits adjustments, net of reclassifications	—	18	—	52
Foreign currency translation adjustments	(51)	(97)	(19)	(201)
Deferred gains (losses) on hedge contracts, net of reclassifications	(3)	(8)	3	(4)
Other comprehensive loss	(54)	(87)	(16)	(153)
Comprehensive income	$215	$138	$707	$482
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	September 30, 2023	December 31, 2022
Assets
Manufacturing group
Cash and equivalents	$1,671	$1,963
Accounts receivable, net	892	855
Inventories	4,207	3,550
Other current assets	815	1,033
Total current assets	7,585	7,401
Property, plant and equipment, less accumulated depreciation and amortization of $5,261 and $5,084, respectively	2,451	2,523
Goodwill	2,281	2,283
Other assets	3,508	3,422
Total Manufacturing group assets	15,825	15,629
Finance group
Cash and equivalents	45	72
Finance receivables, net	599	563
Other assets	23	29
Total Finance group assets	667	664
Total assets	$16,492	$16,293
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$357	$7
Accounts payable	1,216	1,018
Other current liabilities	2,814	2,645
Total current liabilities	4,387	3,670
Other liabilities	1,789	1,879
Long-term debt	2,824	3,175
Total Manufacturing group liabilities	9,000	8,724
Finance group
Other liabilities	75	81
Debt	350	375
Total Finance group liabilities	425	456
Total liabilities	9,425	9,180
Shareholders’ equity
Common stock	26	26
Capital surplus	2,031	1,880
Treasury stock	(976)	(84)
Retained earnings	6,614	5,903
Accumulated other comprehensive loss	(628)	(612)
Total shareholders’ equity	7,067	7,113
Total liabilities and shareholders’ equity	$16,492	$16,293
Common shares outstanding (in thousands)	196,191	206,161
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2023 and October 1, 2022, respectively

	Consolidated
(In millions)	2023	2022
Cash flows from operating activities
Income from continuing operations	$723	$636
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	292	288
Deferred income taxes	(113)	(183)
Other, net	74	77
Changes in assets and liabilities:
Accounts receivable, net	(45)	(23)
Inventories	(659)	(353)
Other assets	267	105
Accounts payable	202	116
Other liabilities	120	344
Income taxes, net	37	44
Pension, net	(152)	(123)
Captive finance receivables, net	(32)	29
Other operating activities, net	4	6
Net cash provided by operating activities of continuing operations	718	963
Net cash used in operating activities of discontinued operations	(1)	(2)
Net cash provided by operating activities	717	961
Cash flows from investing activities
Capital expenditures	(224)	(192)
Net cash used in business acquisitions	(1)	(201)
Net proceeds from corporate-owned life insurance policies	39	23
Proceeds from sale of property, plant and equipment	4	21
Finance receivables repaid	26	21
Other investing activities, net	2	44
Net cash used in investing activities	(154)	(284)
Cash flows from financing activities
Decrease in short-term debt	—	(15)
Principal payments on long-term debt and nonrecourse debt	(41)	(227)
Purchases of Textron common stock	(885)	(639)
Dividends paid	(12)	(13)
Proceeds from options exercised	66	36
Other financing activities, net	(5)	(3)
Net cash used in financing activities	(877)	(861)
Effect of exchange rate changes on cash and equivalents	(5)	(49)
Net decrease in cash and equivalents	(319)	(233)
Cash and equivalents at beginning of period	2,035	2,117
Cash and equivalents at end of period	$1,716	$1,884
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 30, 2023 and October 1, 2022, respectively

	Manufacturing Group		Finance Group
(In millions)	2023	2022	2023	2022
Cash flows from operating activities
Income from continuing operations	$690	$615	$33	$21
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	292	287	—	1
Deferred income taxes	(110)	(168)	(3)	(15)
Other, net	93	85	(19)	(8)
Changes in assets and liabilities:
Accounts receivable, net	(45)	(23)	—	—
Inventories	(659)	(353)	—	—
Other assets	260	105	7	—
Accounts payable	202	116	—	—
Other liabilities	129	356	(9)	(12)
Income taxes, net	33	42	4	2
Pension, net	(152)	(123)	—	—
Other operating activities, net	4	6	—	—
Net cash provided by (used in) operating activities of continuing operations	737	945	13	(11)
Net cash used in operating activities of discontinued operations	(1)	(2)	—	—
Net cash provided by (used in) operating activities	736	943	13	(11)
Cash flows from investing activities
Capital expenditures	(224)	(192)	—	—
Net cash used in business acquisitions	(1)	(201)	—	—
Net proceeds from corporate-owned life insurance policies	39	23	—	—
Proceeds from sale of property, plant and equipment	4	21	—	—
Finance receivables repaid	—	—	116	108
Finance receivables originated	—	—	(122)	(58)
Other investing activities, net	—	—	2	44
Net cash provided by (used in) investing activities	(182)	(349)	(4)	94
Cash flows from financing activities
Decrease in short-term debt	—	(15)	—	—
Principal payments on long-term debt and nonrecourse debt	(5)	(16)	(36)	(211)
Purchases of Textron common stock	(885)	(639)	—	—
Dividends paid	(12)	(13)	—	—
Proceeds from options exercised	66	36	—	—
Other financing activities, net	(5)	(3)	—	—
Net cash used in financing activities	(841)	(650)	(36)	(211)
Effect of exchange rate changes on cash and equivalents	(5)	(49)	—	—
Net decrease in cash and equivalents	(292)	(105)	(27)	(128)
Cash and equivalents at beginning of period	1,963	1,922	72	195
Cash and equivalents at end of period	$1,671	$1,817	$45	$67
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
In the third quarter of 2023, our cumulative catch-up adjustments increased segment profit by $18 million and net income by $14 million, $0.07 per diluted share. In the third quarter of 2022, our cumulative catch-up adjustments decreased segment profit by $3 million and net income by $2 million, $0.01 per diluted share.
In the first nine months of 2023, our cumulative catch-up adjustments increased segment profit by $36 million and net income by $28 million, $0.14 per diluted share. In the first nine months of 2022, our cumulative catch-up adjustments decreased segment profit by $24 million and net income by $18 million, $0.08 per diluted share.

Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	September 30, 2023	December 31, 2022
Commercial	$813	$755
U.S. Government contracts	100	124
	913	879
Allowance for credit losses	(21)	(24)
Total accounts receivable, net	$892	$855
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	September 30, 2023	December 31, 2022
Finance receivables	$624	$587
Allowance for credit losses	(25)	(24)
Total finance receivables, net	$599	$563
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	September 30, 2023	December 31, 2022
Performing	$585	$515
Watchlist	23	26
Nonaccrual	16	46
Nonaccrual as a percentage of finance receivables	2.56%	7.84%
Current and less than 31 days past due	$614	$579
31-60 days past due	1	7
61-90 days past due	5	—
Over 90 days past due	4	1
60+ days contractual delinquency as a percentage of finance receivables	1.44%	0.17%

At September 30, 2023, 43% of our performing finance receivables were originated since the beginning of 2021 and 27% were originated from 2018 to 2020. For finance receivables categorized as watchlist, 100% were originated since the beginning of 2020 and for nonaccrual, 41% were originated from 2018 to 2020 with the remainder prior to 2018.
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

(In millions)	September 30, 2023	December 31, 2022
Finance receivables evaluated collectively	$523	$450
Finance receivables evaluated individually	16	46
Allowance for credit losses based on collective evaluation	22	21
Allowance for credit losses based on individual evaluation	3	3
Impaired finance receivables with specific allowance for credit losses	$11	$15
Impaired finance receivables with no specific allowance for credit losses	5	31
Unpaid principal balance of impaired finance receivables	26	60
Allowance for credit losses on impaired finance receivables	3	3
Average recorded investment of impaired finance receivables	30	67
Note 3. Inventories
Inventories are composed of the following:

(In millions)	September 30, 2023	December 31, 2022
Finished goods	$1,178	$991
Work in process	1,877	1,540
Raw materials and components	1,152	1,019
Total inventories	$4,207	$3,550
Note 4. Warranty Liability
Changes in our warranty liability are as follows:

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Beginning of period	$149	$127
Provision	51	51
Settlements	(53)	(46)
Adjustments*	17	11
End of period	$164	$143
* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 5. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide through operating leases. Our operating leases have remaining lease terms up to 25 years, which include options to extend the lease term for periods up to 20 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $18 million and $17 million in the third quarter of 2023 and 2022, respectively, and $52 million and $51 million in the first nine months of 2023 and 2022, respectively. Variable and short-term lease costs were not significant. Cash paid for operating leases totaled $51 million for both the first nine months of 2023 and 2022, and is classified in cash flows from operating activities. Noncash transactions totaled $32 million and $34 million in the first nine months of 2023 and 2022, respectively, reflecting the recognition of operating lease assets and liabilities for new or extended leases.
Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	September 30, 2023	December 31, 2022
Other assets	$362	$372
Other current liabilities	53	54
Other liabilities	319	326
Weighted-average remaining lease term (in years)	10.2	10.4
Weighted-average discount rate	4.41%	4.14%
At September 30, 2023, maturities of our operating lease liabilities on an undiscounted basis totaled $19 million for the remainder of 2023, $65 million for 2024, $57 million for 2025, $44 million for 2026, $39 million for 2027 and $249 million thereafter.
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At September 30, 2023 and December 31, 2022, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $487 million and $354 million, respectively. At September 30, 2023, the fair value amounts of our foreign currency exchange contracts were a $1 million asset and a $9 million liability. At December 31, 2022, the fair value amount of our foreign currency exchange contracts was an $11 million liability.

Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert the floating-rate cash flows to fixed-rate cash flows on certain debt. These agreements are designated as cash flow hedges.
In 2023, we entered into swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $185 million and a weighted-average fixed rate of 5.17%, with maturities ranging from August 2025 to August 2028. In compliance with the Adjustable Interest Rate (LIBOR) Act of 2022, in the third quarter of 2023, the benchmark interest rate on these Notes changed to the three-month CME Term Secured Overnight Funding Rate + 1.99661%. At December 31, 2022, we had a swap agreement related to these Notes with a notional amount of $272 million that matured in August 2023. We also entered into an interest rate swap agreement in May 2022 with a notional amount of $25 million that matures in June 2025 and effectively converts variable-rate interest on a term loan to a fixed rate of 2.75%.
At September 30, 2023 and December 31, 2022, the fair value of our outstanding swap agreements was a $9 million asset and an $8 million asset, respectively. The fair value of these swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	September 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,172)	$(2,856)	$(3,175)	$(2,872)
Finance group
Finance receivables, excluding leases	430	418	390	369
Debt	(350)	(292)	(375)	(294)
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

Note 7. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended September 30, 2023
Beginning of period	$26	$1,973	$(740)	$6,349	$(574)	$7,034
Net income	—	—	—	269	—	269
Other comprehensive loss	—	—	—	—	(54)	(54)
Share-based compensation activity	—	58	—	—	—	58
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(236)	—	—	(236)
End of period	$26	$2,031	$(976)	$6,614	$(628)	$7,067
Three months ended October 1, 2022
Beginning of period	$28	$1,953	$(596)	$6,271	$(855)	$6,801
Net income	—	—	—	225	—	225
Other comprehensive loss	—	—	—	—	(87)	(87)
Share-based compensation activity	—	27	—	—	—	27
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock	—	—	(200)	—	—	(200)
End of period	$28	$1,980	$(796)	$6,492	$(942)	$6,762
Nine months ended September 30, 2023
Beginning of period	$26	$1,880	$(84)	$5,903	$(612)	$7,113
Net income	—	—	—	723	—	723
Other comprehensive loss	—	—	—	—	(16)	(16)
Share-based compensation activity	—	151	—	—	—	151
Dividends declared	—	—	—	(12)	—	(12)
Purchases of common stock, including excise tax*	—	—	(892)	—	—	(892)
End of period	$26	$2,031	$(976)	$6,614	$(628)	$7,067
Nine months ended October 1, 2022
Beginning of period	$28	$1,863	$(157)	$5,870	$(789)	$6,815
Net income	—	—	—	635	—	635
Other comprehensive loss	—	—	—	—	(153)	(153)
Share-based compensation activity	—	117	—	—	—	117
Dividends declared	—	—	—	(13)	—	(13)
Purchases of common stock	—	—	(639)	—	—	(639)
End of period	$28	$1,980	$(796)	$6,492	$(942)	$6,762
*Includes amounts accrued for excise tax imposed on common share repurchases beginning on January 1, 2023 as part of the Inflation Reduction Act that totaled $1 million for the third quarter of 2023 and $7 million for first nine months of 2023.
Dividends per share of common stock were $0.02 for both the third quarter of 2023 and 2022 and $0.06 for both the first nine months of 2023 and 2022.
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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Basic weighted-average shares outstanding	197,947	211,307	201,161	214,301
Dilutive effect of stock options	2,045	1,833	2,009	2,167
Diluted weighted-average shares outstanding	199,992	213,140	203,170	216,468
Stock options to purchase 1.0 million and 1.7 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the third quarter and first nine months of 2023, respectively, as their effect would have been anti-dilutive. For both the third quarter and first nine months of 2022, stock options to purchase 1.0 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Loss
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(516)	$(94)	$(2)	$(612)
Other comprehensive loss before reclassifications	—	(19)	(1)	(20)
Reclassified from Accumulated other comprehensive loss	—	—	4	4
Balance at September 30, 2023	$(516)	$(113)	$1	$(628)
Balance at January 1, 2022	$(799)	$9	$1	$(789)
Other comprehensive loss before reclassifications	—	(201)	(4)	(205)
Reclassified from Accumulated other comprehensive loss	52	—	—	52
Balance at October 1, 2022	$(747)	$(192)	$(3)	$(942)
The before and after-tax components of Other comprehensive loss are presented below:

	September 30, 2023			October 1, 2022
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial (gain) loss*	$(2)	$1	$(1)	$21	$(4)	$17
Amortization of prior service cost*	2	(1)	1	2	(1)	1
Pension and postretirement benefits adjustments, net	—	—	—	23	(5)	18
Foreign currency translation adjustments	(51)	—	(51)	(97)	—	(97)
Deferred gains (losses) on hedge contracts:
Current deferrals	(6)	2	(4)	(11)	3	(8)
Reclassification adjustments	2	(1)	1	—	—	—
Deferred gains (losses) on hedge contracts, net	(4)	1	(3)	(11)	3	(8)
Total	$(55)	$1	$(54)	$(85)	$(2)	$(87)
Nine Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial (gain) loss*	$(5)	$2	$(3)	$63	$(15)	$48
Amortization of prior service cost*	6	(3)	3	6	(2)	4
Pension and postretirement benefits adjustments, net	1	(1)	—	69	(17)	52
Foreign currency translation adjustments	(19)	—	(19)	(201)	—	(201)
Deferred gains (losses) on hedge contracts:
Current deferrals	(3)	2	(1)	(6)	2	(4)
Reclassification adjustments	6	(2)	4	—	—	—
Deferred gains (losses) on hedge contracts, net	3	—	3	(6)	2	(4)
Total	$(15)	$(1)	$(16)	$(138)	$(15)	$(153)
*These components of other comprehensive loss are included in the computation of net periodic pension cost (income). See Note 15 of our 2022 Annual Report on Form 10-K for additional information.

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
Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are included in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues
Textron Aviation	$1,338	$1,167	$3,849	$3,491
Bell	754	754	2,076	2,275
Textron Systems	309	292	921	858
Industrial	922	849	2,880	2,558
Textron eAviation	7	5	22	10
Finance	13	11	43	41
Total revenues	$3,343	$3,078	$9,791	$9,233
Segment Profit
Textron Aviation	$160	$131	$456	$390
Bell	77	74	202	219
Textron Systems	41	31	112	97
Industrial	51	36	171	112
Textron eAviation	(19)	(7)	(40)	(14)
Finance	22	7	42	26
Segment profit	332	272	943	830
Corporate expenses and other, net	(38)	(21)	(98)	(93)
Interest expense, net for Manufacturing group	(16)	(21)	(49)	(77)
LIFO inventory provision	(26)	(13)	(86)	(42)
Intangible asset amortization	(10)	(13)	(30)	(39)
Non-service components of pension and postretirement income, net	59	60	177	180
Income from continuing operations before income taxes	$301	$264	$857	$759

Note 9. Revenues
Disaggregation of Revenues
Our revenues for our segments disaggregated by major product type are presented below:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Aircraft	$891	$733	$2,529	$2,235
Aftermarket parts and services	447	434	1,320	1,256
Textron Aviation	1,338	1,167	3,849	3,491

Military aircraft and support programs	472	376	1,252	1,375
Commercial helicopters, parts and services	282	378	824	900
Bell	754	754	2,076	2,275
Textron Systems	309	292	921	858

Fuel systems and functional components	465	436	1,476	1,335
Specialized vehicles	457	413	1,404	1,223
Industrial	922	849	2,880	2,558
Textron eAviation	7	5	22	10
Finance	13	11	43	41
Total revenues	$3,343	$3,078	$9,791	$9,233

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended September 30, 2023
Customer type:
Commercial	$1,302	$270	$66	$915	$7	$13	$2,573
U.S. Government	36	484	243	7	—	—	770
Total revenues	$1,338	$754	$309	$922	$7	$13	$3,343
Geographic location:
United States	$906	$573	$275	$488	$4	$4	$2,250
Europe	133	41	10	174	2	—	360
Other international	299	140	24	260	1	9	733
Total revenues	$1,338	$754	$309	$922	$7	$13	$3,343
Three months ended October 1, 2022
Customer type:
Commercial	$1,134	$362	$70	$849	$5	$11	$2,431
U.S. Government	33	392	222	—	—	—	647
Total revenues	$1,167	$754	$292	$849	$5	$11	$3,078
Geographic location:
United States	$872	$534	$261	$470	$3	$3	$2,143
Europe	93	47	10	153	1	1	305
Other international	202	173	21	226	1	7	630
Total revenues	$1,167	$754	$292	$849	$5	$11	$3,078
Nine months ended September 30, 2023
Customer type:
Commercial	$3,730	$803	$210	$2,866	$22	$43	$7,674
U.S. Government	119	1,273	711	14	—	—	2,117
Total revenues	$3,849	$2,076	$921	$2,880	$22	$43	$9,791
Geographic location:
United States	$2,675	$1,567	$824	$1,548	$12	$12	$6,638
Europe	358	95	41	579	8	1	1,082
Other international	816	414	56	753	2	30	2,071
Total revenues	$3,849	$2,076	$921	$2,880	$22	$43	$9,791
Nine months ended October 1, 2022
Customer type:
Commercial	$3,408	$875	$201	$2,549	$10	$41	$7,084
U.S. Government	83	1,400	657	9	—	—	2,149
Total revenues	$3,491	$2,275	$858	$2,558	$10	$41	$9,233
Geographic location:
United States	$2,380	$1,708	$775	$1,362	$4	$13	$6,242
Europe	451	118	28	528	4	2	1,131
Other international	660	449	55	668	2	26	1,860
Total revenues	$3,491	$2,275	$858	$2,558	$10	$41	$9,233
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At September 30, 2023, we had $14.5 billion in remaining performance obligations of which we expect to recognize revenues of approximately 70% through 2024, an additional 26% through 2026, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At September 30, 2023 and December 31, 2022, contract assets totaled $513 million and $680 million, respectively, and contract liabilities totaled $1.7 billion and $1.5 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $70 million and $130 million in the third quarter of 2023 and 2022, respectively, and $766 million and $629 million in the first nine months of 2023 and 2022, respectively, that were included in the contract liability balance at the beginning of each year.

Note 10. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Pension Benefits
Service cost	$17	$28	$50	$81
Interest cost	91	68	273	205
Expected return on plan assets	(152)	(152)	(457)	(458)
Amortization of net actuarial loss	—	22	1	66
Amortization of prior service cost	3	3	9	9
Net periodic benefit income*	$(41)	$(31)	$(124)	$(97)
Postretirement Benefits Other Than Pensions
Service cost	$1	$1	$2	$2
Interest cost	2	1	6	4
Amortization of net actuarial gain	(2)	(1)	(6)	(3)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Net periodic benefit income	$—	$—	$(1)	$—
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $2 million and $2 million for the third quarter of 2023 and 2022, respectively, and $8 million and $9 million for the first nine months of 2023 and 2022, respectively.
Note 11. Income Taxes
Our effective tax rate for the third quarter and first nine months of 2023 was 10.6% and 15.6%, respectively. In the third quarter and first nine months of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
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

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Revenues	$3,343	$3,078	9%	$9,791	$9,233	6%
Cost of sales	2,779	2,584	8%	8,156	7,717	6%
Gross margin as a % of Manufacturing revenues	16.5%	15.7%		16.3%	16.0%
Selling and administrative expense	$303	$266	14%	$897	$850	6%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 25.
Revenues
Revenues increased $265 million, 9%, in the third quarter of 2023, compared with the third quarter of 2022. The revenue increase primarily included the following factors:

•Higher Textron Aviation revenues of $171 million, reflecting higher volume and mix of $89 million and higher pricing of $82 million.
•Higher Industrial revenues of $73 million, largely due to higher volume and mix of $45 million at both product lines and an $18 million favorable impact from pricing.
•Higher Textron Systems revenues of $17 million, largely reflecting higher volume.
•Bell’s revenues were unchanged as lower commercial volume was largely offset by higher military volume.
Revenues increased $558 million, 6%, in the first nine months of 2023, compared with the first nine months of 2022. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $358 million, reflecting higher pricing of $235 million and higher volume and mix of $123 million.
•Higher Industrial revenues of $322 million, largely reflecting higher volume and mix of $254 million at both product lines and a $79 million favorable impact from pricing.
•Higher Textron Systems revenues of $63 million, largely reflecting higher volume.
•Lower Bell revenues of $199 million, largely due to lower volume and mix of $242 million, which included lower military volume of $123 million and commercial volume of $119 million.
Cost of Sales and Selling and Administrative Expense
Cost of sales increased $195 million, 8%, in the third quarter of 2023, compared with the third quarter of 2022, largely due to higher net volume and mix described above and $69 million of inflation and LIFO inventory provision. Cost of sales increased $439 million, 6%, in the first nine months of 2023, compared with the first nine months of 2022, largely due to $235 million of inflation and LIFO inventory provision and the impact of higher net volume and mix described above. Gross margin as a percentage of Manufacturing revenues increased 80 basis points in the third quarter of 2023 primarily due to higher margins at the Industrial segment, reflecting higher volume and pricing, and at the Bell segment.
Selling and administrative expense increased $37 million, 14%, and $47 million, 6%, in the third quarter and first nine months of 2023, respectively, compared with the corresponding periods in 2022, primarily reflecting higher share-based compensation expense, partially offset by a $17 million recovery of amounts that were previously written off related to one customer relationship at the Finance segment.
Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group. In the third quarter and first nine months of 2023, interest expense, net decreased $5 million, 21%, and $29 million, 33%, respectively, compared with the corresponding periods in 2022, largely due to an increase in interest income of $6 million and $28 million, respectively.

Income Taxes
Our effective tax rate for the third quarter and first nine months of 2023 was 10.6% and 15.6%, respectively. In the third quarter and first nine months of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
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
Backlog
Our backlog is summarized below:

(In millions)	September 30, 2023	December 31, 2022
Textron Aviation	$7,359	$6,387
Bell	5,168	4,781
Textron Systems	2,000	2,098
Total backlog	$14,527	$13,266
Textron Aviation's backlog increased $972 million, 15%, in the first nine months of 2023, reflecting orders in excess of deliveries.
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

Textron Aviation

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Revenues:
Aircraft	$891	$733	22%	$2,529	$2,235	13%
Aftermarket parts and services	447	434	3%	1,320	1,256	5%
Total revenues	1,338	1,167	15%	3,849	3,491	10%
Operating expenses	1,178	1,036	14%	3,393	3,101	9%
Segment profit	$160	$131	22%	$456	$390	17%
Profit margin	12.0%	11.2%		11.8%	11.2%
Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q3 2023 versus Q3 2022	YTD 2023 versus YTD 2022
Pricing	$82	$235
Volume and mix	89	123
Total change	$171	$358
Textron Aviation’s revenues increased $171 million, 15%, in the third quarter of 2023, compared with the third quarter of 2022, reflecting higher volume and mix of $89 million and higher pricing of $82 million. The increase in volume and mix was largely related to the mix of Citation jets sold in the period and higher commercial turboprop volume. We delivered 39 Citation jets and 38 commercial turboprops in the third quarter of 2023, compared with 39 Citation jets and 33 commercial turboprops in the third quarter of 2022.
Textron Aviation’s revenues increased $358 million, 10%, in the first nine months of 2023, compared with the first nine months of 2022, reflecting higher pricing of $235 million and higher volume and mix of $123 million. The increase in volume and mix was largely related to higher defense volume. We delivered 118 Citation jets and 109 commercial turboprops in the first nine months of 2023, compared with 126 Citation jets and 99 commercial turboprops in the first nine months of 2022.
Textron Aviation’s operating expenses increased $142 million, 14%, in the third quarter of 2023, compared with the third quarter of 2022, primarily reflecting the impact of higher volume and mix described above and $43 million of inflation.
Textron Aviation’s operating expenses increased $292 million, 9%, in the first nine months of 2023, compared with the first nine months of 2022, primarily reflecting inflation of $127 million and higher volume and mix described above.
Textron Aviation Segment Profit
The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q3 2023 versus Q3 2022	YTD 2023 versus YTD 2022
Pricing, net of inflation	$39	$108
Volume and mix	23	31
Performance	(33)	(73)
Total change	$29	$66
Segment profit at Textron Aviation increased $29 million, 22%, in the third quarter of 2023, compared with the third quarter of 2022, due to favorable pricing, net of inflation of $39 million and the impact from higher volume and mix described above, partially offset by an unfavorable impact from performance of $33 million. Performance included unfavorable manufacturing performance, largely related to supply chain and labor inefficiencies.
Segment profit at Textron Aviation increased $66 million, 17%, in the first nine months of 2023, compared with the first nine months of 2022, due to favorable pricing, net of inflation of $108 million and the impact from higher volume and mix described above, partially offset by an unfavorable impact from performance of $73 million. Performance included unfavorable manufacturing performance, largely related to supply chain and labor inefficiencies.

Bell

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Revenues:
Military aircraft and support programs	$472	$376	26%	$1,252	$1,375	(9)%
Commercial helicopters, parts and services	282	378	(25)%	824	900	(8)%
Total revenues	754	754	—%	2,076	2,275	(9)%
Operating expenses	677	680	—%	1,874	2,056	(9)%
Segment profit	$77	$74	4%	$202	$219	(8)%
Profit margin	10.2%	9.8%		9.7%	9.6%
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
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2023 versus Q3 2022	YTD 2023 versus YTD 2022
Volume and mix	$(10)	$(242)
Pricing	10	43
Total change	$—	$(199)
Bell’s revenues were unchanged in the third quarter of 2023, compared with the third quarter of 2022, as higher pricing of $10 million was offset by lower volume and mix of $10 million. Volume and mix included lower commercial volume, largely reflecting supply chain constraints, partially offset by higher military volume, primarily related to the FLRAA program discussed above. We delivered 23 commercial helicopters in the third quarter of 2023, compared with 49 commercial helicopters in the third quarter of 2022.
Bell’s revenues decreased $199 million, 9%, in the first nine months of 2023, compared with the first nine months of 2022, largely due to lower volume and mix of $242 million, which included lower military volume of $123 million and commercial volume of $119 million. We delivered 80 commercial helicopters in the first nine months of 2023, compared with 108 commercial helicopters in the first nine months of 2022.
Bell’s operating expenses decreased $3 million in the third quarter of 2023, and $182 million, 9% in the first nine months of 2023, compared with the corresponding periods of 2022. The decrease in the first nine months of 2023 was primarily due to lower volume and mix described above.
Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2023 versus Q3 2022	YTD 2023 versus YTD 2022
Volume and mix	$(16)	$(88)
Performance	23	65
Pricing, net of inflation	(4)	6
Total change	$3	$(17)
Bell’s segment profit increased $3 million, 4%, in the third quarter of 2023, compared with the third quarter of 2022, largely due to a favorable impact from performance of $23 million, which includes $23 million of lower research and development costs, partially offset by lower volume and mix described above.
Bell’s segment profit decreased $17 million, 8%, in the first nine months of 2023, compared with the first nine months of 2022, largely due to lower volume and mix described above, partially offset by a favorable impact from performance of $65 million, which includes $55 million of lower research and development costs.

Textron Systems

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Revenues	$309	$292	6%	$921	$858	7%
Operating expenses	268	261	3%	809	761	6%
Segment profit	$41	$31	32%	$112	$97	15%
Profit margin	13.3%	10.6%		12.2%	11.3%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2023 versus Q3 2022	YTD 2023 versus YTD 2022
Volume	$12	$49
Pricing	5	14
Total change	$17	$63
Textron Systems' revenues increased $17 million, 6%, and $63 million, 7%, in the third quarter and first nine months of 2023, respectively, compared with the corresponding periods in 2022, largely due to higher volume. The higher volume in the first nine months of 2023 was primarily related to weapons products.
Textron Systems’ operating expenses increased $7 million, 3%, and $48 million, 6%, in the third quarter and first nine months of 2023, respectively, compared with the corresponding periods in 2022, largely related to higher volume.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2023 versus Q3 2022	YTD 2023 versus YTD 2022
Performance	$8	$17
Pricing, net of inflation	4	7
Volume and mix	(2)	(9)
Total change	$10	$15
Textron Systems’ segment profit increased $10 million, 32%, in the third quarter of 2023, compared with the third quarter of 2022, primarily due to a favorable impact from performance of $8 million and higher pricing, net of inflation of $4 million.
Textron Systems’ segment profit increased $15 million, 15%, in the first nine months of 2023, compared with the first nine months of 2022, due to a favorable impact from performance of $17 million and higher pricing, net of inflation of $7 million, partially offset by an unfavorable impact from the mix of products and services sold.
Industrial

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Revenues:
Fuel systems and functional components	$465	$436	7%	$1,476	$1,335	11%
Specialized vehicles	457	413	11%	1,404	1,223	15%
Total revenues	922	849	9%	2,880	2,558	13%
Operating expenses	871	813	7%	2,709	2,446	11%
Segment profit	$51	$36	42%	$171	$112	53%
Profit margin	5.5%	4.2%		5.9%	4.4%

Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2023 versus Q3 2022	YTD 2023 versus YTD 2022
Volume and mix	$45	$254
Pricing	18	79
Foreign exchange	10	(11)
Total change	$73	$322
Industrial segment revenues increased $73 million, 9%, in the third quarter of 2023, compared with the third quarter of 2022, largely due to higher volume and mix of $45 million at both product lines and an $18 million favorable impact from pricing, principally in the Specialized Vehicles product line.
Industrial segment revenues increased $322 million, 13%, in the first nine months of 2023, compared with the first nine months of 2022, largely reflecting higher volume and mix of $254 million at both product lines and a $79 million favorable impact from pricing.
Industrial's operating expenses increased $58 million, 7%, and $263 million, 11%, in the third quarter and first nine months of 2023, respectively, compared with the corresponding periods in 2022, principally reflecting the impact of higher volume and mix described above.
Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2023 versus Q3 2022	YTD 2023 versus YTD 2022
Volume and mix	$8	$48
Pricing, net of inflation	15	40
Performance	(10)	(32)
Foreign exchange	2	3
Total change	$15	$59
Segment profit for the Industrial segment increased $15 million, 42%, in the third quarter of 2023, compared with the third quarter of 2022, largely due to a favorable impact from pricing, net of inflation of $15 million, principally in the Specialized Vehicles product line.
Segment profit for the Industrial segment increased $59 million, 53%, in the first nine months of 2023, compared with the first nine months of 2022, largely due to higher volume and mix of $48 million as described above and a favorable impact from pricing, net of inflation of $40 million, partially offset by an unfavorable impact of $32 million from performance.
Textron eAviation

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Revenues	$7	$5	40%	$22	$10	120%
Operating expenses	26	12	117%	62	24	158%
Segment loss	$(19)	$(7)	171%	$(40)	$(14)	186%

Textron eAviation Revenues and Operating Expenses
The following factors contributed to the change in Textron eAviation’s revenues for the periods:

(In millions)	Q3 2023 versus Q3 2022	YTD 2023 versus YTD 2022
Volume and mix	$1	$6
Acquisition	—	4
Other	1	2
Total change	$2	$12
Textron eAviation segment revenues increased $2 million and $12 million in the third quarter and first nine months of 2023, respectively, compared with the corresponding periods in 2022, primarily reflecting higher volume and mix.
Textron eAviation's operating expenses increased $14 million and $38 million in the third quarter and first nine months of 2023, respectively, compared with the corresponding periods in 2022, primarily related to higher research and development costs.
Textron eAviation Segment Loss
The following factors contributed to the change in Textron eAviation’s segment loss for the periods:

(In millions)	Q3 2023 versus Q3 2022	YTD 2023 versus YTD 2022
Performance and other	$(12)	$(29)
Volume and mix	—	3
Total change	$(12)	$(26)
Textron eAviation's segment loss increased $12 million and $26 million in the third quarter and first nine months of 2023, respectively, compared with the corresponding periods in 2022, largely due to an unfavorable impact from performance and other, primarily reflecting higher research and development costs.
Finance

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues	$13	$11	$43	$41
Segment profit	22	7	42	26
Finance segment revenues increased $2 million in both the third quarter and the first nine months of 2023, compared with the corresponding periods in 2022. Segment profit increased $15 million and $16 million, in the third quarter and the first nine months of 2023, respectively, compared with the corresponding periods in 2022, largely due to a $17 million recovery of amounts that were previously written off related to one customer relationship. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	September 30, 2023	December 31, 2022
Finance receivables	$624	$587
Allowance for credit losses	25	24
Ratio of allowance for credit losses to finance receivables	4.01%	4.09%
Nonaccrual finance receivables	16	46
Ratio of nonaccrual finance receivables to finance receivables	2.56%	7.84%
60+ days contractual delinquency	9	1
60+ days contractual delinquency as a percentage of finance receivables	1.44%	0.17%
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	September 30, 2023	December 31, 2022
Manufacturing group
Cash and equivalents	$1,671	$1,963
Debt	3,181	3,182
Shareholders’ equity	7,067	7,113
Capital (debt plus shareholders’ equity)	10,248	10,295
Net debt (net of cash and equivalents) to capital	18%	15%
Debt to capital	31%	31%
Finance group
Cash and equivalents	$45	$72
Debt	350	375
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
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At September 30, 2023 and December 31, 2022, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Operating activities	$737	$945
Investing activities	(182)	(349)
Financing activities	(841)	(650)
In the first nine months of 2023, cash flows from operating activities decreased $208 million to $737 million, compared with $945 million in the first nine months of 2022, largely due to changes in working capital, partially offset by higher earnings and $42 million in lower income tax payments.
Cash flows used in investing activities in the first nine months of 2023 included $224 million of capital expenditures, partially offset by $39 million of net proceeds from corporate-owned life insurance policies. Investing activities in the first nine months of 2022 included $201 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition, and $192 million of capital expenditures.

Cash flows used in financing activities in the first nine months of 2023 included $885 million of cash paid to repurchase an aggregate of 12.5 million shares of our common stock. In the first nine months of 2022, cash flows used in financing activities included $639 million of cash paid to repurchase an aggregate of 9.8 million shares of our common stock.
On July 24, 2023, Textron's Board of Directors approved a new program for the repurchase of up to 35 million shares of our common stock. This share repurchase program allows us to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans and for opportunistic capital management purposes. The new program has no expiration date and replaced the prior 2022 share repurchase program.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Operating activities	$13	$(11)
Investing activities	(4)	94
Financing activities	(36)	(211)
In the first nine months of 2023, cash flows from operating activities increased $24 million to $13 million, compared with $(11) million in the first nine months of 2022, primarily due to $10 million in lower income tax payments.
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $116 million and $108 million in the first nine months of 2023 and 2022, respectively, and finance receivable originations of $122 million and $58 million, respectively. Cash flows provided by investing activities in the first nine months of 2022 also included $44 million of other investing activities, largely related to proceeds from the sale of operating lease assets.  In the first nine months of 2023 and 2022, financing activities included payments on long-term and nonrecourse debt of $36 million and $211 million, respectively.
Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Operating activities	$718	$963
Investing activities	(154)	(284)
Financing activities	(877)	(861)
In the first nine months of 2023, cash flows from operating activities decreased $245 million to $718 million, compared with $963 million in the first nine months of 2022, largely due to changes in working capital and a net cash outflow from captive finance receivables of $61 million, partially offset by higher earnings and $52 million in lower income tax payments.
Cash flows used in investing activities in the first nine months of 2023 included $224 million of capital expenditures, partially offset by $39 million of net proceeds from corporate-owned life insurance policies. Investing activities in the first nine months of 2022 included $201 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition, and $192 million of capital expenditures, partially offset by $44 million of other investing activities, which included proceeds from the sale of operating lease assets.
Cash flows used in financing activities in the first nine months of 2023 included $885 million of cash paid to repurchase shares of our outstanding common stock. In the first nine months of 2022, cash flows used in financing activities included $639 million of cash paid to repurchase shares of our outstanding common stock and $227 million of payments on long-term debt.

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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Reclassification adjustments from investing activities to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(122)	$(58)
Cash received from customers	90	87
Total reclassification adjustments from investing activities to operating activities	$(32)	$29
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

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross favorable	$29	$25	$78	$66
Gross unfavorable	(11)	(28)	(42)	(90)
Net adjustments	$18	$(3)	$36	$(24)

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
•Risks and uncertainties related to the ongoing impact of the pandemic and the war between Russia and Ukraine, as well as the potential impact of the Israel-Hamas war, on our business and operations; and
•The ability of our businesses to hire and retain the highly skilled personnel necessary for our businesses to succeed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended September 30, 2023. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 30, 2023.
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our third quarter of 2023 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
July 2, 2023 – August 5, 2023	455	$72.17	455	34,775
August 6, 2023 – September 2, 2023	1,530	76.73	1,530	33,245
September 3, 2023 – September 30, 2023	1,100	76.69	1,100	32,145
Total	3,085	$76.04	3,085
* On July 24, 2023, our Board of Directors approved a new program for the repurchase of up to 35 million shares of our common stock. This share repurchase program has no expiration date and replaced the prior 2022 share repurchase program. There were 230 thousand shares repurchased under the 2022 program during the period July 2, 2023 through July 23, 2023.

Item 6.    Exhibits

10.1	Amendment No. 1 to Amended and Restated Textron Inc. Short-Term Incentive Plan

10.2	Amendment No. 1 to Textron Inc. 2015 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 26, 2023	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)