Form 10-K
period 2023-12-30
TEXTRON INC
filed 2024-02-12
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes   ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s Common Stock held by non-affiliates at July 1, 2023 was approximately $13.3 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.
At February 3, 2024, 192,853,981 shares of Common Stock were outstanding.

Documents Incorporated by Reference
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2024.

Textron Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 30, 2023

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
We conduct our business through six operating segments: Textron Aviation, Bell, Textron Systems, Industrial and Textron eAviation, which represent our manufacturing businesses, and Finance, which represents our captive finance business. Our segments include numerous separately incorporated subsidiaries. Total revenues for 2023 were $13.7 billion and are presented below by segment and customer type.
The following description of our business and operating segments should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Textron Aviation Segment
Textron Aviation is a leader in general aviation. Textron Aviation manufactures, sells and services Cessna and Beechcraft aircraft, and services the Hawker brand of business jets. The segment has two principal product lines: aircraft and aftermarket parts and services. Aircraft includes sales of business jets, turboprop aircraft, military trainer and defense aircraft and piston engine aircraft. Aftermarket parts and services includes commercial parts sales and maintenance, inspection and repair services.
Textron Aviation's business jets include the Cessna Citation M2 Gen2, Citation CJ3 Gen2, Citation CJ4 Gen2, Citation XLS Gen2, Citation Latitude and the Citation Longitude. Textron Aviation’s turboprop aircraft include the Beechcraft King Air 260, King Air 360ER and King Air 360, and the Cessna Caravan, Grand Caravan EX and SkyCourier. In addition, Textron Aviation’s military trainer and defense aircraft include the Beechcraft T-6 trainer, which has been used to train pilots from more than 40 countries, and the AT-6 light attack military aircraft, which has achieved military type certification from the U.S. Air Force. Textron Aviation also offers piston engine aircraft including the Beechcraft Baron G58 and Bonanza G36, and the Cessna Skyhawk, Skylane, Turbo Skylane, and Turbo Stationair HD.
Textron Aviation markets its products worldwide through its own sales force, as well as through a network of authorized independent sales representatives. With a product lineup ranging from introductory training aircraft through super mid-size business jets, Textron Aviation’s diverse customer base includes fractional aircraft businesses, charter and fleet operators, corporate aviation, individual buyers, training schools, airlines, and special mission, military and government operators.
In support of its family of aircraft, Textron Aviation operates a global network of more than 20 service centers, two of which are co-located with Bell. In addition, more than 300 authorized independent service centers are located throughout the world. Textron Aviation-owned service centers provide customers with 24-hour service and maintenance. Textron Aviation also provides its customers with around-the-clock parts support and offers a mobile support program with over 80 mobile service units.
Textron Aviation is developing the Citation Ascend, a high-performance midsize business jet, which is expected to enter into service in 2025. The Beechcraft Denali, a high-performance single engine turboprop aircraft also under development, achieved its first flight in November 2021 and is in the certification process with the Federal Aviation Administration (FAA). The Denali will be powered by an engine expected to be up to 20% more efficient than similarly sized engines.

Bell Segment
Bell is one of the leading suppliers of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft.
Bell supplies advanced military helicopters and provides parts and support services to the U.S. Government and to military customers outside the United States. Bell’s major U.S. Government programs are for the production and support of V-22 tiltrotor aircraft, primarily for the U.S. Department of Defense; the development of the V-280 Valor, a next generation tiltrotor aircraft for the U.S. Army’s Future Long Range Assault Aircraft (FLRAA) program; and production and support of H-1 helicopters for the U.S. Marine Corps. Under the U.S. Government-sponsored foreign military sales program, Bell offers the V-22 tiltrotor aircraft and H-1 helicopter products for sale to other countries.
The FLRAA development contract was awarded to Bell in December 2022 as part of the U.S. Army’s Future Vertical Lift (FVL) initiative. Bell is developing a tiltrotor aircraft, based on the V-280 Valor, to meet U.S. Army weapon system requirements. The V-280 Valor first flew in December 2017 and has conducted over 200 hours of flight testing.
Bell is also developing a new rotorcraft, the Bell 360 Invictus, for the U.S. Army's Future Attack Reconnaissance Aircraft (FARA) Competitive Prototype Program, which is part of the U.S. government's FVL initiative. In March 2020, the U.S. Army selected the 360 Invictus to move to the second phase of the Competitive Prototype Program. Bell continues to progress on its development of the 360 Invictus Prototype under this phase of the cost-share program. On February 8, 2024, as part of plans to rebalance its aviation modernization investments, the U.S. Army announced plans to discontinue development of the FARA at the conclusion of FY24 prototyping activities.
Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, private, law enforcement, utility, public safety and emergency medical helicopter operators, and U.S. and foreign governments. Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products. The commercial helicopters currently offered by Bell include the 429, 407GXi, 412EPX and 505 Jet Ranger X. Bell’s first super medium commercial helicopter, the 525 Relentless, is currently in the certification process with the FAA.
For both its military programs and its commercial products, Bell provides post-sale support and service for an installed base of approximately 13,000 helicopters. Bell operates a global network of eight Company-operated service centers, two of which are co-located with Textron Aviation, and four global parts distribution centers. In addition, approximately 85 independent service centers are located in about 35 countries. Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.
Textron Systems Segment
The businesses in our Textron Systems segment develop, manufacture and integrate a variety of products and services for U.S. and international military, government and commercial customers to support defense, homeland security, aerospace, infrastructure protection and other customer missions. Product and service offerings of this segment include electronic systems and solutions, advanced marine craft, piston aircraft engines, live military air-to-air and air-to-ship training, weapons and related components, unmanned aircraft systems and both manned and unmanned armored and specialty vehicles.
Notable products developed and produced by the Textron Systems segment include the Ship-to-Shore Connector, the U.S. Navy's next generation of Landing Craft Air Cushion vehicles; a family of test and simulation products; Shadow, the U.S. Army's premier tactical unmanned aircraft system; the Aerosonde Small Unmanned Aircraft System, a multi-mission capable unmanned aircraft system for commercial and military operations; and piston aircraft engines under the Lycoming brand. Notable service offerings of the segment include fee-for-service programs, using unmanned aircraft systems, and live military air-to-air and air-to-ship training and support services for U.S. Navy, Marine and Air Force personnel provided by Airborne Tactical Advantage Company.
Industrial Segment
Our Industrial segment designs and manufactures a variety of products within the Kautex and Specialized Vehicles product lines.
Kautex is a leader in designing and manufacturing plastic fuel systems for automobiles and light trucks, including blow-molded solutions for conventional plastic fuel tanks and pressurized plastic fuel tanks for hybrid vehicle applications.  Kautex also develops and manufactures clear-vision systems for automotive safety and advanced driver assistance systems (ADAS).  Our cleaning systems are comprised of nozzles, reservoirs, inlets and pumps to support onboard cleaning for windscreens, headlamps and ADAS cameras and sensors. In addition, Kautex produces plastic tanks for selective catalytic reduction systems used to reduce emissions from diesel engines, and other fuel system components. Kautex has also developed and begun to offer lightweight, composite Pentatonic battery systems, which include enclosures, underbody protection and thermal management systems, for use in electric vehicles, from hybrid to full battery-powered.
Kautex’s business model is focused on developing and maintaining long-term customer relationships with leading global original equipment manufacturers (OEMs). Kautex, which is headquartered in Bonn, Germany, operates over 30 plants in 13 countries in close proximity to its customers, along with 9 engineering/research and development locations around the world.
Our Specialized Vehicles product line includes products sold by the Textron Specialized Vehicles businesses under our E-Z-GO, Arctic Cat, TUG Technologies, Douglas Equipment, Premier, Safeaero, Ransomes, Jacobsen and Cushman brands. These businesses design, manufacture and sell golf cars; off-road utility vehicles; powersports products; light transportation vehicles; aviation ground support equipment; professional turf-maintenance equipment; and specialized turf-care vehicles. A significant portion of the products sold by these businesses are powered with lithium batteries, greatly reducing the products’ impact on the environment.
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
Textron eAviation Segment
Our Textron eAviation segment includes Pipistrel, a manufacturer of light aircraft, along with other research and development initiatives related to sustainable aviation solutions. Pipistrel offers a family of light aircraft and gliders with both electric and combustion engines. Pipistrel’s Velis Electro is the world’s first, and currently only, electric aircraft to receive full type certification from the European Union Aviation Safety Agency and from the UK Civil Aviation Authority.
Finance Segment
Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. A substantial number of the originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S. In 2023 and 2022, our Finance group made payments of $160 million and $92 million, respectively, to finance the Manufacturing group's sale of Textron-manufactured products to third parties.
Backlog
Backlog represents amounts allocated to contracts that we expect to recognize as revenue in future periods when we perform under the contracts. Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as Indefinite Delivery, Indefinite Quantity contracts.
Our backlog at the end of 2023 and 2022 is summarized below:

(In millions)	December 30, 2023	December 31, 2022
Textron Aviation	$7,169	$6,387
Bell	4,780	4,781
Textron Systems	1,950	2,098
Total backlog	$13,899	$13,266
U.S. Government Contracts and Other Governmental Regulation
Our operations, products and services are subject to various government regulations, including regulations related to U.S. government business, international regulation of aviation products and services, and environmental regulations.
Contracts with the U.S. Government, including contracts under the U.S. Government-sponsored foreign military sales program, generated approximately 21% of our consolidated revenues in 2023, primarily in our Bell and Textron Systems segments. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation; define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and safeguard and restrict the use and dissemination of classified and covered defense information and the export of certain products and technical data. New laws, regulations or procurement requirements, or changes to current ones, can significantly increase our costs, reducing our profitability.
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
Human Capital Resources
At December 30, 2023, we employed approximately 35,000 employees worldwide, with approximately 80% located in the U.S. and the remainder located outside of the U.S. Approximately 7,400, or 27%, of our U.S. employees, most of whom work for our Bell and Textron Aviation segments, are represented by unions under collective bargaining agreements, and certain of our non-U.S. employees are represented by organized works councils. From time to time our collective bargaining agreements expire. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities, and management considers employee relations to be good.
Our success is highly dependent upon our ability to hire and retain a workforce with the skills necessary for our businesses to develop and manufacture the products desired by our customers. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, flight operations, business development and strategy and management. In order to attract and retain highly skilled employees, we offer comprehensive compensation and benefit programs, career opportunities and an engaging, inclusive environment where all employees are treated with dignity and respect.
Health and Safety
The health and safety of our employees, contractors and communities is a priority, and we strive to provide our employees with healthy working conditions and safe facilities. To maintain and enhance the safety of our employees, we promote a workplace safety culture of continuous improvement, shared responsibility, and individual accountability We use an annual goal setting process to drive injury rate improvements, and the injury rate reduction goal is a performance metric that is tracked and reported to senior leadership and the Audit Committee of the Board of Directors.

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
Textron is committed to having a diverse workforce and inclusive workplaces throughout our global operations. We believe by employing highly talented employees, who feel valued, respected and are able to contribute fully, we will improve performance, innovation, collaboration and talent retention, all of which contributes to stronger business results and reinforces our reputation as leaders in our industries and communities.
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
Information about our Executive Officers
The following table sets forth certain information concerning our executive officers as of February 12, 2024.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	62	Chairman, President and Chief Executive Officer
Frank T. Connor	64	Executive Vice President and Chief Financial Officer
Julie G. Duffy	58	Executive Vice President and Chief Human Resources Officer
E. Robert Lupone	64	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer
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
•The risk that acquisitions do not perform as planned, including, for example, the risk that acquired businesses will not achieve revenue and profit projections;
•The impact of changes in tax legislation;

•The risk of disruptions to our business and the business of our suppliers, customers and other business partners due to unexpected events, such as pandemics, natural disasters, acts of war, strikes, terrorism, social unrest or other societal or political conditions; and
•The ability of our businesses to hire and retain the highly skilled personnel necessary for our businesses to succeed.
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
Demand for business jets, turbo props and commercial helicopters has been cyclical and difficult to forecast. The demand for our aircraft products has been adversely impacted by unexpected events and may be impacted by such events in the future. Therefore, future demand for these products could be significantly and unexpectedly less than anticipated and/or less than previous period deliveries. Similarly, there is uncertainty as to when or whether our existing commercial backlog for aircraft products will convert to revenues as the conversion depends on production capacity, customer needs and credit availability, among other factors. Changes in economic conditions have in the past caused, and in the future may cause, customers to request that firm orders be rescheduled, deferred or cancelled. Reduced demand for our aircraft products or delays or cancellations of orders previously has had and, in the future, could have a material adverse effect on our cash flows, results of operations and financial condition.
We have customer concentration with the U.S. Government; reduction in U.S. Government defense spending can adversely affect our results of operations and financial condition.
During 2023, we derived approximately 21% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. Considerable uncertainty exists regarding how future budget and program decisions will develop. We cannot predict the impact on existing, follow-on or future programs from changes in the threat environment, defense spending levels, government priorities, political leadership, procurement practices, inflation and other macroeconomic trends, military strategy, or broader societal changes. Significant changes in national and international priorities for defense spending could affect the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

The funding of U.S. Government defense programs is subject to congressional appropriation decisions and the U.S. Government budget process which includes enacting relevant legislation, such as appropriations bills and accords on the debt ceiling. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. Further uncertainty with respect to ongoing programs could also result in the event that the U.S. Government finances its operations through temporary funding measures such as “continuing resolutions” rather than full-year appropriations or if a government shutdown were to occur and were to continue for an extended period of time. If we incur costs in advance or in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services from time to time has resulted and, in the future, may result in a loss of anticipated revenues. A loss of such revenues could materially and adversely impact our results of operations and financial condition. In addition, because our U.S. Government contracts generally require us to continue to perform even if the U.S. Government is unable to make timely payments, we may need to finance our continued performance for the impacted contracts from our other resources on an interim basis.  An extended delay in the timely payment by the U.S. Government could have a material adverse effect on our liquidity.

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
Under fixed-price contracts, generally we receive a fixed price irrespective of the actual costs we incur, and, consequently, we absorb any costs in excess of the fixed price. Changes in underlying assumptions, circumstances or estimates used in developing the pricing for such contracts can adversely affect our results of operations. Additionally, fixed-price contracts generally require progress payments rather than performance-based payments which can delay our ability to recover a significant amount of costs incurred on a contract and thus affect the timing of our cash flows. Under fixed-price incentive contracts, we share with the U.S. Government cost underrun savings, which are derived from total cost being less than target costs; we also share in cost overruns, which occur when total costs exceed target costs up to a negotiated cost ceiling; however, we are solely responsible for costs above the ceiling. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursement contracts that are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based; however, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs.  Due to the nature of our work under government contracts, we sometimes experience unforeseen technological or schedule difficulties and cost overruns due to inflation, labor shortages, supply chain challenges and/or other factors. Under each type of contract, if we are unable to control costs or if our initial cost estimates are incorrect, our cash flows, results of operations and financial condition could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

The market for U.S. Government defense business is highly competitive, and the competitive bidding process increases pricing pressure and cost which may affect our ability to win new contracts for major government programs.
Our defense businesses operate in highly competitive markets in which they participate in rigorous, increasingly competitive bidding processes against other defense companies for U.S. government business. The U.S. Government relies upon competitive contract award types, including indefinite-delivery, indefinite-quantity, other transaction agreements and multi-award contracts, which often create increased pricing pressure and increase our cost by requiring that we submit multiple bids or share in costs. In addition, multi-award contracts increase our cost as they require that we make sustained efforts to compete for task orders and delivery orders under the contract. Further, the competitive bidding process is costly, in some instances requires significant research and development and/or engineering efforts to participate and demands employee and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors.

Despite our best efforts, the U.S. Government customer sometimes chooses competitor's offerings over our offerings and there can be no assurance that our businesses will be selected for government programs with significant long-term revenues. Even if we are successful in obtaining an award, we have in the past and may in the future encounter bid protests from unsuccessful bidders on new program awards. Bid protests could result in significant expenses associated with justifying the selection or due to potential program delays and could result in contract modifications that alter schedule or scope or even cause the loss of the contract award. Even when a bid protest does not result in the loss of a contract award, the resolution could postpone commencement of contract activity, resulting in additional cost and delay in the recognition of revenue and profit. If we are unable to continue to compete successfully against our current or future competitors, do not win government programs with significant long-term revenues or do not prevail in bid protests, we may experience declines in future revenues and profitability, which could have a material adverse effect on our financial position, results of operations or cash flows.
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
We enter into acquisitions with the intention of expanding our business and enhancing shareholder value. Acquisitions involve risks and uncertainties that, in some cases, have resulted, and, in the future, could result in our not achieving expected benefits.  Such risks include difficulties in integrating newly acquired businesses and operations in an efficient and cost-effective manner; challenges in achieving expected strategic objectives, cost savings and other benefits; the risk that the acquired businesses’ markets do not evolve as anticipated and that the acquired businesses’ products and technologies do not prove to be those needed to be successful in those markets; the risk that our due diligence reviews of the acquired business do not identify or adequately assess all of the material issues which impact valuation of the business or result in costs or liabilities in excess of what we anticipated; the risk that we pay a purchase price that exceeds what the future results of operations would have merited; the risk that the acquired business may have significant internal control deficiencies or exposure to regulatory sanctions; and the potential loss of key customers, suppliers and employees of the acquired businesses.
Business and Operational Risks
Risks arising from uncertainty in global macroeconomic conditions may harm our business.
We are sensitive to global macroeconomic conditions. Negative macroeconomic factors may have an adverse effect on our business, results of operations and financial condition, as well as on our distributors, customers and suppliers, and on activity in many of the industries and markets we serve. We cannot predict changes in worldwide or regional economic or political conditions and government policies as such factors are highly volatile and beyond our control. If current macroeconomic pressures, including from inflation and labor and supply chain challenges, continue or if global macroeconomic conditions deteriorate and remain at depressed levels for extended periods, our business, results of operations and financial condition could be materially adversely affected.
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
Challenges faced by our subcontractors or suppliers could materially and adversely affect our performance.
We rely on other companies to provide raw materials, major components and subsystems for our products. Subcontractors also perform services that we provide to our customers in certain circumstances. We depend on these suppliers and subcontractors to meet our contractual obligations to our customers and conduct our operations. Our ability to meet our obligations to our customers could be adversely affected if suppliers or subcontractors do not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. Likewise, the quality of our products could be adversely impacted if companies to whom we delegate manufacture of major components or subsystems for our products, or from whom we acquire such items, do not provide components or subsystems which meet required specifications and perform to our and our customers’ expectations. Our businesses are experiencing and may continue to experience manufacturing inefficiencies and production delays as a result of shortages and delays of critical components for our products and other issues related to our direct or indirect suppliers. Suppliers may be unable to quickly recover from natural disasters, acts of war, and other events beyond their control and may be subject to additional risks such as material or labor shortages, inflationary conditions or other financial problems that limit their ability to conduct their operations, resulting in their inability to perform as anticipated. As a result, we have experienced, and may continue to experience, cost increases for certain materials and components which, along with increased energy and shipping costs and other inflationary pressures, have negatively impacted, and may continue to negatively impact, our profitability. The risk of these adverse effects would likely be greater in circumstances where we rely on only one or two subcontractors or suppliers for a particular raw material, product or service. In particular, in the aircraft industry, most vendor parts are certified by the regulatory agencies as part of the overall Type Certificate for the aircraft being produced by the manufacturer. If a vendor does not or cannot supply its parts, then the manufacturer’s production line may be stopped until the manufacturer can design, manufacture and certify a similar part itself or identify and certify another similar vendor’s part, resulting in significant delays in the completion of aircraft. Such events may adversely affect our financial results, damage our reputation and relationships with our customers, and result in regulatory actions and/or litigation.

We are subject to the risks of doing business in foreign countries that could adversely impact our business.
During 2023, we derived approximately 32% of our revenues from international business, including U.S. exports. Conducting business internationally exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries. Risks related to international operations include import, export, economic sanctions and other trade restrictions; changing U.S. and foreign procurement policies and practices; changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements; potential retaliatory tariffs imposed by foreign countries against U.S. goods; impacts on our non-U.S. suppliers and customers due to acts of war or terrorism occurring internationally; restrictions on technology transfer; difficulties in protecting intellectual property; increasing complexity of employment and environmental, health and safety regulations; foreign investment laws; exchange controls; repatriation of earnings or cash settlement challenges; compliance with increasingly rigorous data privacy and protection laws; competition from foreign and multinational firms with home country advantages; economic and government instability; acts of industrial espionage, acts of war and terrorism and related safety concerns. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
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
Natural disasters or other events outside of our control have disrupted and may in the future disrupt our operations, adversely affect our results of operations and financial condition, and may not be fully covered by insurance.
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
As a distributor of consumer products in the U.S., certain of our products are subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC has in the past and could require in the future us to repair, replace or refund the purchase price of one or more of our products, or potentially even discontinue entire product lines. We also may voluntarily take such action and, from time to time, have done so, but within strictures recommended by the CPSC. The CPSC also can impose fines or penalties on a manufacturer for non-compliance with its requirements. Furthermore, failure to timely notify the CPSC of a potential safety hazard can result in significant fines being assessed against us. Any repurchases or recalls of our products or an imposition of fines or penalties could be costly to us and could damage the reputation or the value of our brands. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations could be adopted in the future.
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
Moreover, our investors, customers, employees and other stakeholders increasingly expect us to reduce greenhouse gas emissions generated by our operations by implementing more efficient manufacturing technologies and increasing the amount of renewable energy used within our facilities. While we are engaged in efforts to transition to a lower carbon economy by reducing the emissions generated by our operations and increasing our use of renewable energy, these efforts take time and resources and may increase our energy acquisition and other costs and require capital investment. In addition, our stakeholders expect us to reduce greenhouse gas emissions from the use of our products, including by developing and incorporating sustainable technologies into our products. We expect that most of our businesses will require significant research and development investment to succeed in developing the new technologies and products that will enable us to significantly reduce such emissions from the use of our products and successfully compete in a lower carbon economy. We may not realize the anticipated benefits of our investments and actions for a variety of reasons, including technological challenges, evolving government and customer requirements and our ability to anticipate them and develop the desired technologies and products on a timely basis. Our competitors may develop these technologies and products before we do and they may be deemed by our customers to be superior to technologies and products we may develop, and they may otherwise gain industry acceptance in advance of, or instead of, our products. In addition, as we and our competitors develop increasingly sustainable technologies, demand for our existing offerings may decrease or become nonexistent.
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
Approximately 7,400, or 27%, of our U.S. employees are unionized, and many of our non-U.S. employees are represented by organized councils. As a result, from time to time we experience work stoppages, which can negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, loss or delay of revenues and/or increased cost. The presence of unions also may limit our flexibility in responding to competitive pressures in the marketplace. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Overview
Our IT and related systems are critical to the efficient operation of our business and essential to our ability to perform day to day processes. We face persistent security threats, including threats to our IT infrastructure and unlawful attempts to gain access to our confidential, classified or otherwise proprietary information, or that of our employees or customers, via phishing/malware campaigns and other cyberattack methods.
Our centrally defined security policies and processes are based on industry best practices and are revisited regularly to ensure their appropriateness based on risk, threats and current technological capabilities. We monitor compliance with these policies and processes through frequent internal audits and a set of robust metrics that assist in protection of our environment. As a U.S. defense contractor, we are additionally obligated to comply with current Department of Defense regulations such as Defense Federal Acquisition Regulation Supplement and the evolving Cybersecurity Maturity Model Certification guidelines.
We maintain Information Systems Incident Management Standards applicable to all our businesses that are intended to ensure information security events and weaknesses associated with information systems are communicated and acted on in a timely manner. Our disclosure controls and procedures address cybersecurity and include processes intended to ensure that security breaches are reported to appropriate personnel and, if warranted, analyzed for potential disclosure. While we have experienced cybersecurity attacks, such attacks to date have not materially affected the Company or our business strategy, results of operations, or financial condition.
Governance
Board Oversight of Cybersecurity Matters
Oversight of information security matters is conducted by our full Board of Directors. The Board annually receives a comprehensive presentation on information security and controls from our Chief Information Officer (CIO) and, as may be necessary for specific topics, follow up occurs at additional meetings during the course of the year.
Management of Cybersecurity Risks
Textron Information Services is led by our CIO who has held positions of increasing responsibility within our corporate, Bell and Textron Systems IT organizations since 2008, including leading the IT organizations at both segments in maintaining compliance with U.S. Department of Defense information security requirements, as well as with our enterprise information security policies and standards. He previously led strategic IT projects and teams responsible for delivering global IT solutions for several large U.S. based companies.

Our corporate information security organization, led by our Chief Information Security Officer (CISO), who reports to our CIO, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our CISO has more than 20 years of experience in the field of information security and holds multiple cybersecurity certifications including the designation of Certified Information Systems Security Professional.
Risk Management
Cybersecurity related risks have been identified as material business risks, and identifying, assessing and managing these risks is integrated into our Enterprise Risk Management (ERM) process, which is designed to identify, assess and guide in managing material risks throughout Textron at both the business segment and enterprise levels. We maintain cyber risk/network protection mitigation plans through our ERM process to assist in management of these risks. Our full Board oversees our ERM process through discussions at our Board of Directors’ Annual Strategic Business and Risk Review and at an annual dedicated ERM Review. In addition, high risk areas, including cybersecurity matters, are reviewed and discussed with the full Board or other Board Committees, as appropriate. The Audit Committee, as reflected in its charter, has been designated to assist the Board in its oversight of our ERM process, including with respect to cybersecurity risk.
We maintain a detailed Cybersecurity Incident Response Plan that guides our incident response process. Upon the occurrence of a cybersecurity event, the cyber incident response team will follow a predefined process, documenting each step taken, to analyze and validate the event, and, if a cybersecurity incident is suspected to have occurred, quickly perform an initial analysis to determine the incident’s scope. The team will prioritize the response to each incident based on its estimate of the business impact caused by the incident and the estimated efforts required to recover from the incident. Notification of the incident is made to various stakeholders, including senior management and, if appropriate based upon the incident severity assessment, our Board. The team will also conduct incident containment, eradication and recovery, and post incident activity.
Strategy
Our Security Culture
We protect our information assets and manage risk by promoting a culture that communicates security risks, designs secure IT systems and operates according to approved processes to reduce the likelihood and impact of security incidents. We achieve this objective by:
•Designing, implementing and maintaining solutions with appropriate security controls.
•Sustaining solutions with required patching and vulnerability remediation.
•Creating and executing controls in support of policy as well as regulatory compliance.
•Ensuring that our policies, processes, practices and technologies proactively protect, shield, defend and remediate cyber threats.
•Delivering quality communications and annual training to stakeholders on cyber awareness and computing hygiene.
We believe that the conduct of our employees is critical to the success of our information security. Through our security awareness program, we keep our employees apprised of threats, risks and the part that they play in protecting both themselves and the company. We conduct periodic compliance training for our employees regarding the protection of sensitive information, which includes training intended to prevent the success of cyberattacks. We also conduct regular phishing simulations to increase employee awareness on how to spot phishing attempts, and what to do if they suspect an email to be a phishing attack.
We execute penetration testing against our technical environment and processes, and continuously monitor our network and systems for signs of intrusion. We also retain consultants to enhance our penetration testing program with current trends and methodologies utilized against other companies, ensuring we are proactively reducing risk from emerging threats. These penetration tests are conducted at a random interval and target our infrastructure and certain of the products we deliver to our customers.
We have a rigorous process, including a formal IT risk assessment, to assess our service providers prior to allowing our information to be processed, stored or transmitted by third parties, and we include standardized contractual requirements in each contract where appropriate. We validate our service providers’ security via questionnaires, open-source intelligence and, where appropriate, SOC1 reports on financially significant third-party service providers. Our process also includes regular monitoring of risk related to third parties on a periodic basis or when services or product purchases expand beyond their original scope or intended use.
Protections against insider threat is a critical component of our security strategy, particularly within our defense business units. Our insider threat detection processes are designed to identify and evaluate potential insider threats so that appropriate mitigation can be implemented.

Collaboration with our industry partners and government customers contributes to the protection of Textron’s computing environment as well as our military stakeholders. Textron is engaged with various industry groups such as Aerospace Industries Association, National Defense Information Sharing & Analysis Center and our Defense Industrial Base colleagues to ensure that we are aware of and are addressing the latest adversarial threats. Additionally, we share cyber best practices with industry peers to help to make the industry more secure.
Item 2. Properties
On December 30, 2023, we operated a total of 56 plants located throughout the U.S. and 44 plants outside the U.S. We own 59 plants and lease the remainder for a total manufacturing space of approximately 23.7 million square feet. We consider the productive capacity of the plants operated by each of our business segments to be adequate. We also own or lease offices, warehouses, training and service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol "TXT." At December 30, 2023, there were approximately 5,200 record holders of Textron common stock.
Issuer Repurchases of Equity Securities
The following provides information about our fourth quarter 2023 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
October 1, 2023 – November 4, 2023	495	$76.41	495	31,650
November 5, 2023 – December 2, 2023	1,075	76.93	1,075	30,575
December 3, 2023 – December 30, 2023	2,099	77.76	2,099	28,476
Total	3,669	$77.33	3,669
* These shares were purchased pursuant to a plan authorizing the repurchases of up to 35 million shares of Textron common stock that was approved on July 24, 2023 by our Board of Directors. This share repurchase program has no expiration date.

Stock Performance Graph
The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2018 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

	2018	2019	2020	2021	2022	2023
Textron Inc.	$100.00	$98.17	$106.29	$170.00	$156.09	$177.49
S&P 500	100.00	132.82	157.02	202.09	165.49	209.00
S&P 500 A&D	100.00	137.16	110.84	125.50	147.30	157.27
S&P 500 Industrials	100.00	133.52	164.01	209.76	169.06	220.52

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In 2023, Textron’s revenues increased 6%, compared with 2022, reflecting the impact of higher pricing, principally at the Textron Aviation, Industrial and Bell segments, and higher volume and mix at the Industrial segment. Segment profit increased 17%, compared with 2022, largely due to higher pricing, net of inflation at the Textron Aviation and Industrial segments. Our backlog increased 5% in 2023 to $13.9 billion, which included a $782 million increase at the Textron Aviation segment. During 2023, we continued to manage through the impacts of ongoing global supply chain shortages/delays and labor shortages to deliver products to our customers. Financial highlights for 2023 also include:
•Generated $1.3 billion of net cash from operating activities from our manufacturing businesses.
•Invested $570 million in research and development projects and $402 million in capital expenditures.
•Returned $1.2 billion to our shareholders through the repurchase of 16.2 million shares of our common stock.
For an overview of our business segments, including a discussion of our major products and services, refer to Item 1. Business. A discussion of our financial condition and operating results for 2023 compared with 2022 is provided below, while a discussion of 2022 compared with 2021 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022.
Beginning in 2023, we changed how we measure our segment profit for the manufacturing segments, as discussed in the Segment Analysis section below. As a result of this change, the prior periods have been recast to conform to this presentation. The impact of the change in the segment profit measure on the narrative discussion of fluctuations in segment profit provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022 was insignificant.
The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Financial Statements and Supplementary Data.
Consolidated Results of Operations

				% Change
(Dollars in millions)	2023	2022	2021	2023	2022
Revenues	$13,683	$12,869	$12,382	6%	4%
Cost of sales	11,405	10,800	10,297	6%	5%
Gross margin as a percentage of Manufacturing revenues	16.3%	15.7%	16.5%
Selling and administrative expense	1,225	1,186	1,221	3%	(3)%
Interest expense, net	77	107	142	(28)%	(25)%
Special charges	126	—	25	—	—
Non-service components of pension and postretirement income, net	237	240	159	(1)%	51%
Revenues
Revenues increased $814 million, 6%, in 2023, compared with 2022. The revenue increase primarily included the following factors:
•Higher Industrial revenues of $376 million due to higher volume and mix of $280 million across both product lines and a favorable impact from pricing of $99 million.
•Higher Textron Aviation revenues of $300 million, reflecting higher pricing of $335 million, partially offset by lower volume and mix of $35 million.
•Higher Textron Systems revenues of $63 million, primarily due to higher volume of $44 million.
•Higher Bell revenues of $56 million, reflecting higher pricing of $68 million, partially offset by lower volume and mix of $12 million.
Cost of Sales and Selling and Administrative Expense
Cost of sales includes cost of products and services sold for the Manufacturing group. In 2023, cost of sales increased $605 million, 6%, compared with 2022, largely due to the impact of higher net volume and mix described above, and $257 million of inflation. Gross margin as a percentage of Manufacturing revenues increased 60 basis points in 2023, compared with 2022, largely due to higher margins at the Industrial, Bell and Textron Aviation segments.

Selling and administrative expense increased $39 million, 3%, in 2023, compared with 2022, primarily reflecting higher share-based compensation expense and $27 million of inflation, largely in labor costs, partially offset by a $17 million recovery of amounts that were previously written off related to one customer relationship at the Finance segment.
Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group. In 2023, interest expense, net decreased $30 million, 28%, compared with 2022, primarily due to an increase in interest income of $34 million. For 2023, 2022 and 2021, gross interest expense totaled $133 million, $129 million and $142 million, respectively.
Special Charges
Special charges include restructuring activities and asset impairment charges as described in Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Non-service Components of Pension and Postretirement Income, Net
Non-service components of pension and postretirement income, net decreased by $3 million, 1%, in 2023, compared with 2022.
Income Taxes

	2023	2022	2021
Effective tax rate	15.2%	15.2%	14.4%
In 2023 and 2022, the effective tax rate of 15.2% was lower than the U.S. federal statutory tax rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
For a full reconciliation of our effective tax rate to the U.S. federal statutory tax rate, see Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Segment Analysis
We conduct our business through six operating segments: Textron Aviation, Bell, Textron Systems, Industrial, Textron eAviation and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Beginning in 2023, we changed how we measure our segment profit for the manufacturing segments to exclude the non-service components of pension and postretirement income, net; LIFO inventory provision; and intangible asset amortization. This measure also continues to exclude interest expense, net for Manufacturing group; certain corporate expenses; gains/losses on major business dispositions; and special charges. The prior periods have been recast to conform to this presentation. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense. Operating expenses for the Manufacturing segments include cost of sales and selling and administrative expense, while excluding certain corporate expenses, LIFO inventory provision, intangible asset amortization and special charges.
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
Approximately 21% of our 2023 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program.  For our segments that contract with the U.S. Government, changes in revenues related to these contracts are expressed in terms of volume. Changes in segment profit for these contracts are typically expressed in terms of volume and mix and performance; these include cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.

Textron Aviation

				% Change
(Dollars in millions)	2023	2022	2021	2023	2022
Revenues:
Aircraft	$3,577	$3,387	$3,116	6%	9%
Aftermarket parts and services	1,796	1,686	1,450	7%	16%
Total revenues	5,373	5,073	4,566	6%	11%
Operating expenses	4,724	4,513	4,217	5%	7%
Segment profit	$649	$560	$349	16%	60%
Profit margin	12.1%	11.0%	7.6%
Backlog	$7,169	$6,387	$4,120	12%	55%
Textron Aviation Revenues and Operating Expenses
Factors contributing to the 2023 year-over-year revenue change are provided below:

(In millions)	2023 versus 2022
Pricing	$335
Volume and mix	(35)
Total change	$300
Textron Aviation’s revenues increased $300 million, 6%, in 2023, compared with 2022, reflecting higher pricing of $335 million, partially offset by lower volume and mix of $35 million. Volume and mix included lower Citation jet and pre-owned volume, partially offset by higher defense, aftermarket, commercial turboprop and other aircraft volume. We delivered 168 Citation jets and 153 commercial turboprops in 2023, compared with 178 Citation jets and 146 commercial turboprops in 2022.
Textron Aviation’s operating expenses increased $211 million, 5%, in 2023, compared with 2022, largely reflecting inflation of $176 million.
Textron Aviation Segment Profit
Factors contributing to 2023 year-over-year segment profit change are provided below:

(In millions)	2023 versus 2022
Pricing, net of inflation	$159
Volume and mix	9
Performance	(79)
Total change	$89
Textron Aviation’s segment profit increased $89 million, 16%, in 2023, compared with 2022, due to favorable pricing, net of inflation of $159 million and a favorable impact from the mix of products and services sold, partially offset by an unfavorable impact from performance of $79 million, largely related to supply chain and labor inefficiencies.
Textron Aviation Backlog
Textron Aviation’s backlog increased $782 million in 2023, reflecting orders in excess of deliveries.

Bell

				% Change
(Dollars in millions)	2023	2022	2021	2023	2022
Revenues:
Military aircraft and support programs	$1,701	$1,740	$2,073	(2)%	(16)%
Commercial helicopters, parts and services	1,446	1,351	1,291	7%	5%
Total revenues	3,147	3,091	3,364	2%	(8)%
Operating expenses	2,827	2,809	2,965	1%	(5)%
Segment profit	$320	$282	$399	13%	(29)%
Profit margin	10.2%	9.1%	11.9%
Backlog	$4,780	$4,781	$3,871	0%	24%
A significant portion of Bell’s military aircraft and support program revenues has been from the U.S. Government for the V-22 tiltrotor aircraft and the H-1 helicopter platforms. Under current contracts, production of the V-22 tiltrotor aircraft is expected to end with final deliveries in the next two years after which this program will transition to the support stage. For the H-1 helicopter, final deliveries under the current contract are expected to be completed in early 2024, fully transitioning this platform to the support stage. In December 2022, Bell was awarded the development contract for the U.S. Army's FLRAA program, which has begun to represent an increasing portion of Bell’s military aircraft and support program revenues.
Bell Revenues and Operating Expenses
Factors contributing to the 2023 year-over-year revenue change are provided below:

(In millions)	2023 versus 2022
Pricing	$68
Volume and mix	(12)
Total change	$56
Bell’s revenues increased $56 million, 2%, in 2023, compared with 2022, reflecting higher pricing of $68 million, partially offset by lower volume and mix of $12 million. Volume and mix included lower military volume of $39 million, as higher volume from the FLRAA program was more than offset by lower volume on the V-22 and H-1 programs. Commercial volume and mix increased $27 million, reflecting a favorable mix as we delivered 171 commercial helicopters in 2023, compared with 179 commercial helicopters in 2022.
Bell’s operating expenses increased $18 million, 1%, in 2023, compared with 2022, primarily due to inflation of $55 million and higher operating expenses due to the mix of products and services sold, partially offset by lower research and development costs described below.
Bell Segment Profit
Factors contributing to 2023 year-over-year segment profit change are provided below:

(In millions)	2023 versus 2022
Performance	$74
Pricing, net of inflation	13
Volume and mix	(49)
Total change	$38
Bell’s segment profit increased $38 million, 13%, in 2023, compared with 2022, largely reflecting a favorable impact from performance of $74 million, which included $84 million of lower research and development costs, partially offset by lower volume and mix described above.

Textron Systems

				% Change
(Dollars in millions)	2023	2022	2021	2023	2022
Revenues	$1,235	$1,172	$1,273	5%	(8)%
Operating expenses	1,088	1,040	1,095	5%	(5)%
Segment profit	$147	$132	$178	11%	(26)%
Profit margin	11.9%	11.3%	14.0%
Backlog	$1,950	$2,098	$2,144	(7)%	(2)%
Textron Systems Revenues and Operating Expenses
Factors contributing to the 2023 year-over-year revenue change are provided below:

(In millions)	2023 versus 2022
Volume and mix	$44
Pricing	19
Total change	$63
Revenues at Textron Systems increased $63 million, 5%, in 2023, compared with 2022, primarily due to higher volume and mix, which was principally related to weapons products.
Textron Systems’ operating expenses increased $48 million, 5%, in 2023, compared with 2022, largely related to higher volume and mix described above.
Textron Systems Segment Profit
Factors contributing to 2023 year-over-year segment profit change are provided below:

(In millions)	2023 versus 2022
Performance	$10
Pricing, net of inflation	10
Volume and mix	(5)
Total change	$15
Textron Systems’ segment profit increased $15 million, 11%, in 2023, compared with 2022, due to a favorable impact from performance of $10 million and higher pricing, net of inflation of $10 million, partially offset by an unfavorable impact from the mix of products and services sold.
Industrial

				% Change
(Dollars in millions)	2023	2022	2021	2023	2022
Revenues:
Kautex	$1,954	$1,771	$1,735	10%	2%
Specialized Vehicles	1,887	1,694	1,395	11%	21%
Total revenues	3,841	3,465	3,130	11%	11%
Operating expenses	3,613	3,310	3,010	9%	10%
Segment profit	$228	$155	$120	47%	29%
Profit margin	5.9%	4.5%	3.8%

Industrial Revenues and Operating Expenses
Factors contributing to the 2023 year-over-year revenue change are provided below:

(In millions)	2023 versus 2022
Volume and mix	$280
Pricing	99
Foreign exchange	(3)
Total change	$376
Industrial segment revenues increased $376 million, 11%, in 2023, compared with 2022, largely due to higher volume and mix of $280 million across both product lines and a favorable impact of $99 million from pricing, principally in the Specialized Vehicles product line.
Operating expenses for the Industrial segment increased $303 million, 9%, in 2023 compared with 2022, primarily reflecting the impact of higher volume and mix described above.
Industrial Segment Profit
Factors contributing to 2023 year-over-year segment profit change are provided below:

(In millions)	2023 versus 2022
Pricing, net of inflation	$58
Volume and mix	54
Foreign exchange	1
Performance	(40)
Total change	$73
Segment profit for the Industrial segment increased $73 million, 47%, in 2023, compared with 2022, largely due to a favorable impact from pricing, net of inflation of $58 million, principally in the Specialized Vehicles product line, and higher volume and mix of $54 million as described above, partially offset by an unfavorable impact of $40 million from performance.
Textron eAviation

				% Change
(Dollars in millions)	2023	2022	2021	2023	2022
Revenues	$32	$16	$—	100%	—
Operating expenses	95	40	—	138%	—
Segment loss	$(63)	$(24)	$—	163%	—
Textron eAviation Revenues and Operating Expenses
Factors contributing to the 2023 year-over-year revenue change are provided below:

(In millions)	2023 versus 2022
Volume and mix	$9
Acquisition	4
Other	3
Total change	$16
Textron eAviation segment revenues increased $16 million in 2023, compared with 2022, primarily reflecting higher volume and mix.
Textron eAviation's operating expenses increased $55 million in 2023, compared with 2022, primarily related to higher research and development costs.

Textron eAviation Segment Loss
Factors contributing to 2023 year-over-year segment loss change are provided below:

(In millions)	2023 versus 2022
Performance and other	$(43)
Volume and mix	4
Total change	$(39)
Textron eAviation's segment loss increased $39 million in 2023, compared with 2022, largely due to an unfavorable impact from performance and other, primarily reflecting higher research and development costs.
Finance

(In millions)	2023	2022	2021
Revenues	$55	$52	$49
Segment profit	46	31	18
Finance segment revenues increased $3 million and segment profit increased $15 million in 2023, compared with 2022. The increase in segment profit was largely due to a $17 million recovery of amounts that were previously written off related to one customer relationship. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	December 30, 2023	December 31, 2022
Finance receivables	$609	$587
Allowance for credit losses	24	24
Ratio of allowance for credit losses to finance receivables	3.94%	4.09%
Nonaccrual finance receivables	15	46
Ratio of nonaccrual finance receivables to finance receivables	2.46%	7.84%
60+ days contractual delinquency	4	1
60+ days contractual delinquency as a percentage of finance receivables	0.66%	0.17%

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
Assessment of Liquidity and Significant Future Cash Requirements
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	December 30, 2023	December 31, 2022
Manufacturing group
Cash and equivalents	$2,121	$1,963
Debt	3,526	3,182
Shareholders’ equity	6,987	7,113
Capital (debt plus shareholders’ equity)	10,513	10,295
Net debt (net of cash and equivalents) to capital	17%	15%
Debt to capital	34%	31%
Finance group
Cash and equivalents	$60	$72
Debt	348	375
We believe that our calculations of debt to capital and net debt to capital are useful measures as they provide a summary indication of the level of debt financing (i.e., leverage) that is in place to support our capital structure, as well as to provide an indication of our capacity to add further leverage.
We expect to have sufficient cash to meet our needs based on our existing cash balances, the cash we expect to generate from our manufacturing operations and the availability of our existing credit facility. In addition to our manufacturing operating cash requirements, future material cash outlays include our contractual combined debt and interest payments for the Manufacturing group of $483 million in 2024, $467 million in 2025, $452 million in 2026 and $2.8 billion thereafter, and for the Finance Group of $32 million in 2024, $49 million in 2025, $22 million in 2026 and $613 million thereafter.
For the Manufacturing Group, we also have purchase obligations that require material future cash outlays totaling $2.9 billion in 2024, $445 million in 2025 and $107 million thereafter. Purchase obligations include undiscounted amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates, as well as property, plant and equipment. Approximately 14% of our purchase obligations represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At December 30, 2023 and December 31, 2022, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. In November 2023, we issued $350 million in SEC-registered fixed-rate notes due in November 2033 with an annual interest rate of 6.10%. The proceeds will be used for general corporate purposes, including the redemption or repayment of certain of our debt, including the $350 million outstanding amount of our 4.30% notes due in March 2024.

Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2023	2022	2021
Operating activities	$1,270	$1,461	$1,469
Investing activities	(345)	(511)	(335)
Financing activities	(776)	(875)	(1,349)
Cash flows from operating activities were $1,270 million in 2023, compared with $1,461 million from 2022, as higher earnings were more than offset by changes in working capital, reflecting an increase in inventories and lower accounts payable, partially offset by a decrease in other assets. Net income tax payments were $338 million and $332 million in 2023 and 2022, respectively. Pension contributions were $45 million and $49 million in 2023 and 2022, respectively.
In 2023, investing cash flows included capital expenditures of $402 million, partially offset by $40 million of net proceeds from corporate-owned life insurance policies. Investing cash flows in 2022 included capital expenditures of $354 million and $202 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition.
Cash flows used by financing activities in 2023 included $1,168 million of cash paid to repurchase an aggregate of 16.2 million shares of our common stock under the 2023 share repurchase plan described below, partially offset by $348 million of net proceeds from the issuance of long-term debt. In 2022, cash flows used by financing activities included $867 million of cash paid to repurchase an aggregate of 13.1 million shares of our common stock under a 2022 share repurchase plan.
On July 24, 2023, Textron's Board of Directors approved a new program for the repurchase of up to 35 million shares of our common stock. This share repurchase program allows us to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans and for opportunistic capital management purposes. The new program has no expiration date and replaced the prior 2022 share repurchase program, which was utilized in 2022 for repurchases.
Dividend payments to shareholders totaled $16 million and $17 million in 2023 and 2022, respectively.
Finance Group Cash Flows
The cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2023	2022	2021
Operating activities	$14	$(7)	$(1)
Investing activities	11	100	185
Financing activities	(37)	(216)	(97)
In 2023, cash flows from operating activities were $14 million, compared with cash outflows of $7 million in 2022. The $21 million increase in cash flows was primarily due to higher earnings and $10 million in lower income tax payments.
The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $169 million and $147 million in 2023 and 2022, respectively, partially offset by finance receivable originations of $160 million and $92 million, respectively. Cash flows provided by investing activities in 2022 also included $45 million of other investing activities, largely related to proceeds from the sale of operating lease assets. Cash flows used in financing activities included payments on long-term and nonrecourse debt of $37 million and $216 million in 2023 and 2022, respectively.
Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2023	2022	2021
Operating activities	$1,267	$1,490	$1,599
Investing activities	(317)	(447)	(281)
Financing activities	(813)	(1,091)	(1,446)
Consolidated cash flows from operating activities were $1,267 million in 2023, compared with $1,490 million in 2022 as higher earnings were more than offset by changes in working capital and a net cash outflow from captive finance receivables of $52 million. Working capital changes between the periods primarily reflected an increase in inventories and lower accounts payable, partially offset by a decrease in other assets. Net income tax payments were $352 million and $356 million in 2023 and 2022, respectively. Pension contributions were $45 million and $49 million in 2023 and 2022, respectively.
In 2023, investing cash flows included capital expenditures of $402 million, partially offset by $40 million of net proceeds from corporate-owned life insurance policies. Investing cash flows in 2022 included capital expenditures of $354 million and $202 million of net cash paid for business acquisitions, largely related to the Pipistrel acquisition.
Cash flows used by financing activities in 2023 included $1,168 million of share repurchases, partially offset by $348 million of net proceeds from the issuance of long-term debt. In 2022, cash flows used by financing activities included $867 million of share repurchases and $234 million of payments on long-term debt.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows on page 38 are summarized below:

(In millions)	2023	2022	2021
Reclassification adjustments from investing activities to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(160)	$(92)	$(100)
Cash received from customers	143	127	231
Other	—	1	—
Total reclassification adjustments from investing activities to operating activities	$(17)	$36	$131
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2023 and 2022 to maintain compliance with the support agreement.

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

(In millions)	2023	2022	2021
Gross favorable	$106	$101	$154
Gross unfavorable	(62)	(117)	(73)
Net adjustments	$44	$(16)	$81
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
To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will decrease pension income.  For 2023 and 2022, the assumed expected long-term rate of return on plan assets used in calculating pension income was 7.14% and 7.10%, respectively. For 2023, the assumed rate of return for our domestic plans, which represent approximately 90% of our total pension assets, was 7.25%.
The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and generally decreases pension income.  In 2023, the weighted-average discount rate used in calculating pension income was 5.51%, compared with 2.99% in 2022.  For our domestic plans, the assumed discount rate was 5.55% in 2023, compared with 3.05% in 2022. A change of 50 basis-points higher or lower, with all other assumptions held constant, in this weighted-average discount rate in 2023 would have changed our pension income for our domestic plans by approximately $10 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage our foreign currency transaction exposures by entering into foreign currency exchange contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign currency exchange contracts was $478 million and $354 million at December 30, 2023 and December 31, 2022, respectively. We also may hedge exposures to certain of our foreign currency assets and earnings by funding those asset positions with debt in the same foreign currency so the exposures are naturally offset.
Interest Rate Risk
Our financial results are affected by changes in interest rates. As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures. We continually monitor our mix of these exposures and adjust the mix, as necessary. For our Finance group, we generally limit our risk to changes in interest rates with a strategy of matching floating-rate assets with floating-rate liabilities. This strategy includes the use of interest rate swap agreements. We had interest rate swap agreements with a total notional amount of $210 million at December 30, 2023 and $297 million at December 31, 2022, which effectively converted certain floating-rate debt to a fixed-rate equivalent.
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

	December 30, 2023			December 31, 2022
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign currency exchange risk
Debt	$(6)	$(6)	$(1)	$(6)	$(6)	$(1)
Foreign currency exchange contracts	1	1	30	(11)	(11)	28
	$(5)	$(5)	$29	$(17)	$(17)	$27
Interest rate risk
Debt	$(3,520)	$(3,342)	$(54)	$(3,175)	$(2,872)	$(51)
Finance group
Interest rate risk
Finance receivables	$417	$423	$9	$390	$369	$10
Debt	(348)	(293)	(1)	(375)	(294)	(1)
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

Consolidated Statements of Operations
For each of the years in the three-year period ended December 30, 2023

(In millions, except per share data)	2023	2022	2021
Revenues
Manufacturing product revenues	$11,573	$10,945	$10,541
Manufacturing service revenues	2,055	1,872	1,792
Finance revenues	55	52	49
Total revenues	13,683	12,869	12,382
Costs, expenses and other
Cost of products sold	9,770	9,380	8,955
Cost of services sold	1,635	1,420	1,342
Selling and administrative expense	1,225	1,186	1,221
Interest expense, net	77	107	142
Special charges	126	—	25
Non-service components of pension and postretirement income, net	(237)	(240)	(159)
Gain on business disposition	—	—	(17)
Total costs, expenses and other	12,596	11,853	11,509
Income from continuing operations before income taxes	1,087	1,016	873
Income tax expense	165	154	126
Income from continuing operations	$922	$862	$747
Loss from discontinued operations	(1)	(1)	(1)
Net income	$921	$861	$746
Basic Earnings per share
Continuing operations	$4.62	$4.05	$3.33
Discontinued operations	(0.01)	—	—
Basic Earnings per share	$4.61	$4.05	$3.33
Diluted Earnings per share
Continuing operations	$4.57	$4.01	$3.30
Discontinued operations	(0.01)	—	—
Diluted Earnings per share	$4.56	$4.01	$3.30
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
For each of the years in the three-year period ended December 30, 2023

(In millions)	2023	2022	2021
Net income	$921	$861	$746
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	(82)	283	981
Foreign currency translation adjustments, net of reclassifications	45	(103)	(37)
Deferred gains (losses) on hedge contracts, net of reclassifications	5	(3)	2
Total other comprehensive income (loss), net of tax	(32)	177	946
Comprehensive income	$889	$1,038	$1,692
See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	December 30, 2023	December 31, 2022
Assets
Manufacturing group
Cash and equivalents	$2,121	$1,963
Accounts receivable, net	868	855
Inventories	3,914	3,550
Other current assets	857	1,033
Total current assets	7,760	7,401
Property, plant and equipment, net	2,477	2,523
Goodwill	2,295	2,283
Other assets	3,663	3,422
Total Manufacturing group assets	16,195	15,629
Finance group
Cash and equivalents	60	72
Finance receivables, net	585	563
Other assets	16	29
Total Finance group assets	661	664
Total assets	$16,856	$16,293
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$357	$7
Accounts payable	1,023	1,018
Other current liabilities	2,998	2,645
Total current liabilities	4,378	3,670
Other liabilities	1,904	1,879
Long-term debt	3,169	3,175
Total Manufacturing group liabilities	9,451	8,724
Finance group
Other liabilities	70	81
Debt	348	375
Total Finance group liabilities	418	456
Total liabilities	9,869	9,180
Shareholders’ equity
Common stock (195.0 million and 207.4 million shares issued, respectively, and 192.9 million and 206.2 million shares outstanding, respectively)	24	26
Capital surplus	1,910	1,880
Treasury stock	(165)	(84)
Retained earnings	5,862	5,903
Accumulated other comprehensive loss	(644)	(612)
Total shareholders’ equity	6,987	7,113
Total liabilities and shareholders’ equity	$16,856	$16,293
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 2, 2021	$29	$1,785	$(203)	$5,973	$(1,739)	$5,845
Net income	—	—	—	746	—	746
Other comprehensive income	—	—	—	—	946	946
Dividends declared ($0.08 per share)	—	—	—	(18)	—	(18)
Share-based compensation activity	1	212	—	—	—	213
Purchases of common stock	—	—	(921)	—	—	(921)
Retirement of treasury stock	(2)	(134)	967	(831)	—	—
Other	—	—	—	—	4	4
Balance at January 1, 2022	28	1,863	(157)	5,870	(789)	6,815
Net income	—	—	—	861	—	861
Other comprehensive income	—	—	—	—	177	177
Dividends declared ($0.08 per share)	—	—	—	(17)	—	(17)
Share-based compensation activity	—	144	—	—	—	144
Purchases of common stock	—	—	(867)	—	—	(867)
Retirement of treasury stock	(2)	(127)	940	(811)	—	—
Balance at December 31, 2022	26	1,880	(84)	5,903	(612)	7,113
Net income	—	—	—	921	—	921
Other comprehensive loss	—	—	—	—	(32)	(32)
Dividends declared ($0.08 per share)	—	—	—	(16)	—	(16)
Share-based compensation activity	—	179	—	—	—	179
Purchases of common stock, including excise tax*	—	—	(1,178)	—	—	(1,178)
Retirement of treasury stock	(2)	(149)	1,097	(946)	—	—
Balance at December 30, 2023	$24	$1,910	$(165)	$5,862	$(644)	$6,987
*Includes amounts accrued for excise tax imposed on common share repurchases beginning on January 1, 2023 as part of the Inflation Reduction Act that totaled $10 million in 2023.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For each of the years in the three-year period ended December 30, 2023

	Consolidated
(In millions)	2023	2022	2021
Cash flows from operating activities
Income from continuing operations	$922	$862	$747
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	395	397	390
Deferred income taxes	(192)	(220)	23
Asset impairments	88	2	13
Gain on business disposition	—	—	(17)
Other, net	90	94	88
Changes in assets and liabilities:
Accounts receivable, net	(9)	(26)	(58)
Inventories	(359)	(55)	45
Other assets	267	35	(112)
Accounts payable	2	235	13
Other liabilities	276	270	405
Income taxes, net	4	18	11
Pension, net	(202)	(165)	(82)
Captive finance receivables, net	(17)	35	131
Other operating activities, net	2	8	2
Net cash provided by operating activities of continuing operations	1,267	1,490	1,599
Net cash used in operating activities of discontinued operations	(1)	(2)	(1)
Net cash provided by operating activities	1,266	1,488	1,598
Cash flows from investing activities
Capital expenditures	(402)	(354)	(375)
Net cash used in acquisitions	(1)	(202)	—
Net proceeds (payments) from corporate-owned life insurance policies	40	23	(2)
Proceeds from sale of property, plant and equipment and an insurance recovery	18	22	3
Net proceeds from business disposition	—	—	38
Finance receivables repaid	26	20	19
Other investing activities, net	2	44	36
Net cash used in investing activities	(317)	(447)	(281)
Cash flows from financing activities
Decrease in short-term debt	—	(14)	(1)
Net proceeds from long-term debt	348	—	—
Principal payments on long-term debt and nonrecourse debt	(44)	(234)	(621)
Purchases of Textron common stock	(1,168)	(867)	(921)
Proceeds from exercise of stock options	73	44	116
Dividends paid	(16)	(17)	(18)
Other financing activities, net	(6)	(3)	(1)
Net cash used in financing activities	(813)	(1,091)	(1,446)
Effect of exchange rate changes on cash and equivalents	10	(32)	(8)
Net increase (decrease) in cash and equivalents	146	(82)	(137)
Cash and equivalents at beginning of year	2,035	2,117	2,254
Cash and equivalents at end of year	$2,181	$2,035	$2,117
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued
For each of the years in the three-year period ended December 30, 2023

	Manufacturing Group			Finance Group
(In millions)	2023	2022	2021	2023	2022	2021
Cash flows from operating activities
Income from continuing operations	$884	$835	$740	$38	$27	$7
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	395	396	380	—	1	10
Deferred income taxes	(188)	(200)	27	(4)	(20)	(4)
Asset impairments	88	2	13	—	—	—
Gain on business disposition	—	—	(17)	—	—	—
Other, net	110	103	97	(20)	(9)	(9)
Changes in assets and liabilities:
Accounts receivable, net	(9)	(26)	(58)	—	—	—
Inventories	(359)	(55)	45	—	—	—
Other assets	261	34	(111)	6	1	(1)
Accounts payable	2	235	13	—	—	—
Other liabilities	281	277	404	(5)	(7)	1
Income taxes, net	5	18	16	(1)	—	(5)
Pension, net	(202)	(165)	(82)	—	—	—
Other operating activities, net	2	7	2	—	—	—
Net cash provided by (used in) operating activities of continuing operations	1,270	1,461	1,469	14	(7)	(1)
Net cash used in operating activities of discontinued operations	(1)	(2)	(1)	—	—	—
Net cash provided by (used in) operating activities	1,269	1,459	1,468	14	(7)	(1)
Cash flows from investing activities
Capital expenditures	(402)	(354)	(375)	—	—	—
Net cash used in acquisitions	(1)	(202)	—	—	—	—
Net proceeds (payments) from corporate-owned life insurance policies	40	23	(2)	—	—	—
Proceeds from sale of property, plant and equipment and an insurance recovery	18	22	3	—	—	—
Net proceeds from business disposition	—	—	38	—	—	—
Finance receivables repaid	—	—	—	169	147	250
Finance receivables originated	—	—	—	(160)	(92)	(100)
Other investing activities, net	—	—	1	2	45	35
Net cash provided by (used in) investing activities	(345)	(511)	(335)	11	100	185
Cash flows from financing activities
Decrease in short-term debt	—	(14)	(1)	—	—	—
Net proceeds from long-term debt	348	—	—	—	—	—
Principal payments on long-term debt and nonrecourse debt	(7)	(18)	(524)	(37)	(216)	(97)
Purchases of Textron common stock	(1,168)	(867)	(921)	—	—	—
Proceeds from exercise of stock options	73	44	116	—	—	—
Dividends paid	(16)	(17)	(18)	—	—	—
Other financing activities, net	(6)	(3)	(1)	—	—	—
Net cash used in financing activities	(776)	(875)	(1,349)	(37)	(216)	(97)
Effect of exchange rate changes on cash and equivalents	10	(32)	(8)	—	—	—
Net increase (decrease) in cash and equivalents	158	41	(224)	(12)	(123)	87
Cash and equivalents at beginning of year	1,963	1,922	2,146	72	195	108
Cash and equivalents at end of year	$2,121	$1,963	$1,922	$60	$72	$195
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
Collaborative Arrangements
Our Bell segment has a strategic alliance agreement with a third-party company to provide engineering, development and test services related to the V-22 aircraft, as well as to produce the V-22 aircraft, under a number of separate contracts with the U.S. Government (V-22 Contracts). The alliance created by this agreement is not a legal entity and has no employees, no assets and no true operations. This agreement creates contractual rights and does not represent an entity in which we have an equity interest. We account for this alliance as a collaborative arrangement with Bell and the third-party company reporting costs incurred and revenues generated from transactions with the U.S. Government in each company’s respective income statement. Neither Bell nor the third-party company is considered to be the principal participant for the transactions recorded under this agreement. Profits on cost-plus contracts are allocated between Bell and the third-party company on a 50%-50% basis. Negotiated profits on fixed-price contracts are also allocated 50%-50%; however, Bell and the third-party company are each responsible for their own cost overruns and are entitled to retain any cost underruns. Based on the contractual arrangement established under the alliance, Bell accounts for its rights and obligations under the specific requirements of the V-22 Contracts allocated to Bell under the work breakdown structure. We account for all of our rights and obligations, including warranty, product and any contingent liabilities, under the specific requirements of the V-22 Contracts allocated to us under the agreement. Revenues and cost of sales reflect our performance under the V-22 Contracts with revenues recognized using the cost-to-cost method. We include all assets used in performance of the V-22 Contracts that we own and all liabilities arising from our obligations under the V-22 Contracts in our Consolidated Balance Sheets.
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
U.S. Government Contracts
Our contracts with the U.S. Government generally include the design, development, manufacture or modification of aerospace and defense products, as well as related services. These contracts, which also include those under the U.S. Government-sponsored foreign military sales program, accounted for approximately 21% of total revenues in 2023.  The customer typically contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which often results in the delivery of multiple units. Accordingly, the entire contract is accounted for as one performance obligation. In certain circumstances, a contract may include both production and support services, such as logistics and parts plans, which are considered to be distinct in the context of the contract and represent separate performance obligations. When a contract is separated into more than one performance obligation, we generally utilize the expected cost plus a margin approach to determine the standalone selling prices when allocating the transaction price.
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
Approximately 73% of our 2023 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts. Under the typical payment terms of these contracts, the customer pays us either performance-based or progress payments. Performance-based payments represent interim payments of up to 90% of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments of up to 80% of costs incurred as the work progresses. Because the customer retains a small portion of the contract price until completion of the contract, these contracts generally result in revenue recognized in excess of billings, which we present as contract assets in the Consolidated Balance Sheets. Amounts billed and due from our customers are classified in Accounts receivable, net. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For cost-type contracts, we are generally paid for our actual costs incurred within a short period of time.
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
In 2023, our cumulative catch-up adjustments increased segment profit by $44 million and net income by $34 million, ($0.17 per diluted share). In 2022, our cumulative catch-up adjustments decreased segment profit by $16 million and net income by $12 million ($0.06 per diluted share). In 2021, our cumulative catch-up adjustments increased segment profit by $81 million and net income by $62 million ($0.27 per diluted share). Revenue was increased by $42 million in 2023, reduced by $25 million in 2022 and increased by $93 million in 2021, related to changes in profit booking rates for performance obligations satisfied in prior periods.
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
Acquired intangible assets with finite lives are subject to amortization. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Amortization of these intangible assets is recognized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Approximately 82% of our gross intangible assets are amortized based on the cash flow streams used to value the assets, with the remaining assets amortized using the straight-line method.
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
Research and Development Costs
Our customer-funded research and development costs are charged directly to the related contracts, which primarily consist of U.S. Government contracts. In accordance with government regulations, we recover a portion of company-funded research and development costs through overhead rate charges on our U.S. Government contracts.  Research and development costs that are not reimbursable under a contract with the U.S. Government or another customer are charged to expense as incurred. Company-funded research and development costs were $570 million, $601 million and $619 million in 2023, 2022 and 2021, respectively, and are included in cost of sales.
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

Note 2. Business Acquisition and Disposition
On April 15, 2022, we acquired Pipistrel for a cash purchase price of $239 million, which included the assumption of $35 million of debt and other contractual obligations under the agreement and a final fixed payment of $21 million due in 2024. Pipistrel is a manufacturer of light aircraft and gliders with both electric and combustion engines and is included in the Textron eAviation segment.
On January 25, 2021, we completed the sale of TRU Simulation + Training Canada Inc. within our Textron Systems segment for net cash proceeds of $38 million and recorded an after-tax gain of $17 million.
Note 3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Total
Balance at January 1, 2022	$631	$35	$1,010	$473	$—	$2,149
Acquisitions	3	2	—	—	141	146
Foreign currency translation	(1)	—	—	(8)	(3)	(12)
Balance at December 31, 2022	633	37	1,010	465	138	2,283
Foreign currency translation	—	—	—	5	7	12
Balance at December 30, 2023	$633	$37	$1,010	$470	$145	$2,295
Intangible Assets
Our intangible assets are summarized below:

		December 30, 2023			December 31, 2022
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	18	$200	$(9)	$191	$199	$(8)	$191
Patents and technology	15	510	(333)	177	527	(319)	208
Customer relationships and contractual agreements	15	357	(326)	31	392	(330)	62
Total		$1,067	$(668)	$399	$1,118	$(657)	$461
Trade names and trademarks in the table above include $169 million of indefinite-lived intangible assets at both December 30, 2023 and December 31, 2022. In 2023, we recognized $27 million of intangible asset impairment charges, primarily related to customer relationships and contractual agreements, as discussed in Note 16. Amortization expense totaled $39 million, $52 million and $51 million, in 2023, 2022 and 2021, respectively. Amortization expense is estimated to be approximately $34 million, $32 million, $29 million, $27 million and $26 million in 2024, 2025, 2026, 2027 and 2028, respectively.

Note 4. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	December 30, 2023	December 31, 2022
Commercial	$831	$755
U.S. Government contracts	63	124
	894	879
Allowance for credit losses	(26)	(24)
Total	$868	$855

Finance Receivables
Finance receivables are presented in the following table:

(In millions)	December 30, 2023	December 31, 2022
Finance receivables	$609	$587
Allowance for credit losses	(24)	(24)
Total finance receivables, net	$585	$563
Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. These loans generally have initial terms ranging from five years to twelve years, amortization terms ranging from eight years to fifteen years and an average balance of $1.9 million at December 30, 2023. Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan. Our finance receivables are diversified across geographic region and borrower industry. At December 30, 2023, 57% of our finance receivables were distributed internationally and 43% throughout the U.S., compared with 58% and 42%, respectively, at December 31, 2022.
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
Finance receivables categorized based on the credit quality indicators and by delinquency aging category are summarized as follows:

(Dollars in millions)	December 30, 2023	December 31, 2022
Performing	$571	$515
Watchlist	23	26
Nonaccrual	15	46
Nonaccrual as a percentage of finance receivables	2.46%	7.84%
Current and less than 31 days past due	$589	$579
31-60 days past due	16	7
61-90 days past due	—	—
Over 90 days past due	4	1
60+ days contractual delinquency as a percentage of finance receivables	0.66%	0.17%
At December 30, 2023, 44% of our performing finance receivables were originated since the beginning of 2021 and 26% were originated from 2018 to 2020 with the remainder prior to 2018. For finance receivables categorized as watchlist, 100% were originated since the beginning of 2020 and for nonaccrual, 43% were originated from 2018 to 2020 with the remainder prior to 2018.

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
A summary of impaired finance receivables, excluding leveraged leases, and the average recorded investment is provided below:

(In millions)	December 30, 2023	December 31, 2022
Recorded investment:
Impaired finance receivables with specific allowance for credit losses	$11	$15
Impaired finance receivables with no specific allowance for credit losses	4	31
Total	$15	$46
Unpaid principal balance	$25	$60
Allowance for credit losses on impaired finance receivables	3	3
Average recorded investment of impaired finance receivables	27	67
A summary of the allowance for credit losses on finance receivables based on how the underlying finance receivables are evaluated for impairment is provided below.  The finance receivables reported in this table exclude $86 million and $91 million of leveraged leases at December 30, 2023 and December 31, 2022, respectively, in accordance with U.S. generally accepted accounting principles.

(In millions)	December 30, 2023	December 31, 2022
Allowance for credit losses based on collective evaluation	$21	$21
Allowance for credit losses based on individual evaluation	3	3
Finance receivables evaluated collectively	508	450
Finance receivables evaluated individually	15	46
Note 5. Inventories
Inventories are composed of the following:

(In millions)	December 30, 2023	December 31, 2022
Finished goods	$1,072	$991
Work in process	1,736	1,540
Raw materials and components	1,106	1,019
Total	$3,914	$3,550
At December 30, 2023, 68% of inventories were valued using the LIFO method, compared with 71% at December 31, 2022. Inventories valued at LIFO cost would have been higher by approximately $701 million and $594 million, at December 30, 2023 and December 31, 2022, respectively, if they had been valued using the FIFO method.

Note 6. Property, Plant and Equipment, Net
Our Manufacturing group’s property, plant and equipment, net is composed of the following:

(Dollars in millions)	Useful Lives (in years)			December 30, 2023	December 31, 2022
Land, buildings and improvements	2	-	40	$2,229	$2,140
Machinery and equipment	1	-	20	5,495	5,467
				7,724	7,607
Accumulated depreciation and amortization				(5,247)	(5,084)
Total				$2,477	$2,523
The Manufacturing group’s depreciation expense totaled $353 million, $340 million and $325 million in 2023, 2022 and 2021, respectively.
Note 7. Accounts Payable and Other Current Liabilities
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers for a maximum amount of $175 million that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. This financing arrangement expires in April 2024. As of December 30, 2023 and December 31, 2022, the amount due under this supplier financing arrangement was $125 million and $110 million, respectively.
Other Current Liabilities
The other current liabilities of our Manufacturing group are summarized below:

(In millions)	December 30, 2023	December 31, 2022
Contract liabilities	$1,595	$1,416
Salaries, wages and employer taxes	466	414
Current portion of warranty and product maintenance liabilities	215	171
Other	722	644
Total	$2,998	$2,645
Changes in our warranty liability are as follows:

(In millions)	2023	2022	2021
Balance at beginning of year	$149	$127	$119
Provision	76	73	70
Settlements	(69)	(60)	(66)
Adjustments*	16	9	4
Balance at end of year	$172	$149	$127
* Adjustments include changes to prior year estimates, new issues on prior year sales, business acquisitions and dispositions, and currency translation adjustments.

Note 8. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide through operating leases. Our operating leases have remaining lease terms up to 25 years, which include options to extend the lease term for periods up to 20 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $69 million, $69 million and $66 million in 2023, 2022 and 2021, respectively. Variable and short-term lease costs were not significant. In 2023, 2022 and 2021, cash paid for operating lease liabilities totaled $69 million, $68 million and $66 million, respectively, and is classified in cash flows from operating activities. Noncash transactions totaled $54 million, $58 million and $86 million in 2023, 2022 and 2021, reflecting the recognition of operating lease assets and liabilities for new or extended leases.
Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	December 30, 2023	December 31, 2022
Other assets	$371	$372
Other current liabilities	55	54
Other liabilities	326	326
Weighted-average remaining lease term (in years)	10.3	10.4
Weighted-average discount rate	4.70%	4.14%
At December 30, 2023, maturities of our operating lease liabilities on an undiscounted basis totaled $69 million for 2024, $62 million for 2025, $47 million for 2026, $41 million for 2027, $39 million for 2028 and $231 million thereafter.
Note 9. Debt and Credit Facilities
Our debt is summarized in the table below:

(In millions)	December 30, 2023	December 31, 2022
Manufacturing group
4.30% due 2024	$350	$350
3.875% due 2025	350	350
4.00% due 2026	350	350
3.65% due 2027	350	350
3.375% due 2028	300	300
3.90% due 2029	300	300
3.00% due 2030	650	650
2.45% due 2031	500	500
6.10% due 2033	350	—
Other (weighted-average rate of 2.44% and 2.20%, respectively)	26	32
Total Manufacturing group debt	$3,526	$3,182
Less: Current portion of long-term debt	(357)	(7)
Total Long-term debt	$3,169	$3,175
Finance group
Variable-rate note due 2025 (weighted-average rate of 6.72% and 5.86%, respectively)	$25	$25
Fixed-rate note due 2027 (4.40%)	50	50
Floating Rate Junior Subordinated Notes due 2067 (7.38% and 6.34%, respectively)	264	272
Other	9	28
Total Finance group debt	$348	$375

The following table shows required principal payments during the next five years on debt outstanding at December 30, 2023:

(In millions)	2024	2025	2026	2027	2028
Manufacturing group	$357	$356	$355	$355	$303
Finance group	8	26	—	50	—
Total	$365	$382	$355	$405	$303
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At December 30, 2023 and December 31, 2022, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
Floating Rate Junior Subordinated Notes
The Finance group’s $264 million of Floating Rate Junior Subordinated Notes are unsecured and rank junior to all of its existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes at par at any time and we are obligated to redeem the notes beginning on February 15, 2042.  In 2023 and 2022, TFC repurchased $8 million and $17 million, respectively, of these notes. Interest is variable at the three-month CME Term Secured Overnight Financing Rate + 1.99661%.
Support Agreement
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2023, 2022 and 2021 to maintain compliance with the support agreement.
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At December 30, 2023 and December 31, 2022, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $478 million and $354 million, respectively. At December 30, 2023, the fair value amounts of our foreign currency exchange contracts were a $4 million asset and a $3 million liability. At December 31, 2022, the fair value amount of our foreign currency exchange contracts was an $11 million liability.

Our Finance group enters into interest rate swap agreements to mitigate exposure to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges.
In 2023, we entered into interest rate swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $185 million that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.17%; these agreements have maturities ranging from August 2025 to August 2028. At December 31, 2022, we had an interest rate swap agreement related to these Notes with a notional amount of $272 million that matured in August 2023. We also entered into an interest rate swap agreement in May 2022 with a notional amount of $25 million that matures in June 2025 and effectively converts variable-rate interest on a term loan to a fixed rate of 4.13%.
At December 30, 2023 and December 31, 2022, the fair value of our outstanding interest rate swap agreements was a $4 million asset and an $8 million asset, respectively. The fair value of these interest rate swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 30, 2023		December 31, 2022
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,520)	$(3,342)	$(3,175)	$(2,872)
Finance group
Finance receivables, excluding leases	417	423	390	369
Debt	(348)	(293)	(375)	(294)
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
Note 11. Shareholders’ Equity
Capital Stock
We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity is presented below:

(In thousands)	2023	2022	2021
Balance at beginning of year	206,161	216,935	226,444
Share repurchases	(16,169)	(13,075)	(13,533)
Share-based compensation activity	2,906	2,301	4,024
Balance at end of year	192,898	206,161	216,935
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

The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2023	2022	2021
Basic weighted-average shares outstanding	199,719	212,809	224,106
Dilutive effect of stock options	2,055	2,164	2,414
Diluted weighted-average shares outstanding	201,774	214,973	226,520
In 2023, 2022 and 2021, stock options to purchase 1.5 million, 1.0 million and 1.1 million shares, respectively, of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(799)	$9	$1	$(789)
Other comprehensive income before reclassifications	214	(103)	(3)	108
Reclassified from Accumulated other comprehensive loss	69	—	—	69
Balance at December 31, 2022	$(516)	$(94)	$(2)	$(612)
Other comprehensive loss before reclassifications	(82)	45	(1)	(38)
Reclassified from Accumulated other comprehensive loss	—	—	6	6
Balance at December 30, 2023	$(598)	$(49)	$3	$(644)
Other Comprehensive Income (Loss)
The before and after-tax components of other comprehensive income (loss) are presented below:

	2023			2022			2021
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Pension and postretirement benefits adjustments:
Unrealized gains (losses)	$(102)	$25	$(77)	$285	$(67)	$218	$1,148	$(271)	$877
Amortization of net actuarial (gain) loss*	(7)	2	(5)	83	(20)	63	150	(34)	116
Amortization of prior service cost*	8	(3)	5	8	(2)	6	7	(3)	4
Recognition of prior service cost	(7)	2	(5)	(4)	—	(4)	(20)	4	(16)
Pension and postretirement benefits adjustments, net	(108)	26	(82)	372	(89)	283	1,285	(304)	981
Foreign currency translation adjustments:
Foreign currency translation adjustments	45	—	45	(103)	—	(103)	(51)	—	(51)
Business disposition	—	—	—	—	—	—	14	—	14
Foreign currency translation adjustments, net	45	—	45	(103)	—	(103)	(37)	—	(37)
Deferred gains (losses) on hedge contracts:
Current deferrals	(2)	1	(1)	(7)	4	(3)	3	—	3
Reclassification adjustments	8	(2)	6	—	—	—	(1)	—	(1)
Deferred gains (losses) on hedge contracts, net	6	(1)	5	(7)	4	(3)	2	—	2
Total	$(57)	$25	$(32)	$262	$(85)	$177	$1,250	$(304)	$946
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
Textron Aviation products include Cessna Citation jets, Beechcraft King Air and Cessna Caravan turboprop aircraft, military trainer and defense aircraft, piston engine aircraft, and aftermarket part sales and services sold to a diverse customer base including fractional aircraft businesses, charter and fleet operators, corporate aviation, individual buyers, training schools, airlines, and special mission, military and government operators.
Bell products include military and commercial helicopters, tiltrotor aircraft and related spare parts and services. Bell supplies advanced military helicopters, tiltrotor aircraft, and aftermarket services to the U.S. and non-U.S. governments. Bell also supplies commercial helicopters and aftermarket services to corporate, private, law enforcement, utility, public safety and emergency medical helicopter operators, and U.S. and foreign governments.
Textron Systems products and services include electronic systems and solutions, advanced marine craft, piston aircraft engines, live military air-to-air and air-to-ship training, weapons and related components, unmanned aircraft systems, and both manned and unmanned armored and specialty vehicles for U.S. and international military, government and commercial customers.
Industrial products and markets include the following:
•Kautex products include blow-molded plastic fuel systems, including conventional plastic fuel tanks and pressurized fuel tanks for hybrid vehicle applications, clear-vision systems, plastic tanks for selective catalytic reduction systems and battery systems for use in electric vehicles, from hybrid to full battery-powered, that are sold to automobile OEMs; and
•Specialized Vehicles products include golf cars, off-road utility vehicles, powersports products, light transportation vehicles, aviation ground support equipment, professional turf-maintenance equipment and specialized turf-care vehicles that are marketed primarily to golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users.
The Textron eAviation segment manufactures a family of light aircraft and gliders with both electric and combustion engines, and also performs other research and development initiatives related to sustainable aviation solutions.
The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.
Segment profit is an important measure used for evaluating performance and for decision-making purposes. Beginning in 2023, we changed how we measure our segment profit for the manufacturing segments to exclude the non-service components of pension and postretirement income, net; LIFO inventory provision; and intangible asset amortization. This measure also continues to exclude interest expense, net for Manufacturing group; certain corporate expenses; gains/losses on major business dispositions; and special charges. The prior periods have been recast to conform to this presentation. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are as follows:

	Revenues			Segment Profit (Loss)
(In millions)	2023	2022	2021	2023	2022	2021
Textron Aviation	$5,373	$5,073	$4,566	$649	$560	$349
Bell	3,147	3,091	3,364	320	282	399
Textron Systems	1,235	1,172	1,273	147	132	178
Industrial	3,841	3,465	3,130	228	155	120
Textron eAviation	32	16	—	(63)	(24)	—
Finance	55	52	49	46	31	18
Total	$13,683	$12,869	$12,382	$1,327	$1,136	$1,064
Corporate expenses and other, net				(143)	(143)	(150)
Interest expense, net for Manufacturing group				(62)	(94)	(124)
LIFO inventory provision				(107)	(71)	(17)
Intangible asset amortization				(39)	(52)	(51)
Special charges*				(126)	—	(25)
Non-service components of pension and postretirement income, net				237	240	159
Gain on business disposition				—	—	17
Income from continuing operations before income taxes				$1,087	$1,016	$873
* See Note 16 for additional information.
Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	December 30, 2023	December 31, 2022	2023	2022	2021	2023	2022	2021
Textron Aviation	$4,542	$4,496	$138	$138	$115	$160	$152	$139
Bell	2,869	2,857	119	80	92	89	90	87
Textron Systems	2,008	1,989	48	57	80	41	49	45
Industrial	2,520	2,555	91	78	82	89	93	99
Textron eAviation	287	278	4	1	—	7	2	—
Finance	661	664	—	—	—	—	1	10
Corporate	3,969	3,454	2	—	6	9	10	10
Total	$16,856	$16,293	$402	$354	$375	$395	$397	$390
Geographic Data
Presented below is selected financial information by geographic area:

	Revenues*			Property, Plant and Equipment, net**
(In millions)	2023	2022	2021	December 30, 2023	December 31, 2022
United States	$9,305	$8,702	$8,572	$2,104	$2,137
Europe	1,414	1,468	1,369	182	188
Other international	2,964	2,699	2,441	191	198
Total	$13,683	$12,869	$12,382	$2,477	$2,523
* Revenues are attributed to countries based on the location of the customer.
** Property, plant and equipment, net is based on the location of the asset.

Note 13. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

(In millions)	2023	2022	2021
Aircraft	$3,577	$3,387	$3,116
Aftermarket parts and services	1,796	1,686	1,450
Textron Aviation	$5,373	$5,073	$4,566
Military aircraft and support programs	1,701	1,740	2,073
Commercial helicopters, parts and services	1,446	1,351	1,291
Bell	$3,147	$3,091	$3,364
Textron Systems	$1,235	$1,172	$1,273
Fuel systems and functional components	1,954	1,771	1,735
Specialized vehicles	1,887	1,694	1,395
Industrial	$3,841	$3,465	$3,130
Textron eAviation	$32	$16	$—
Finance	$55	$52	$49
Total revenues	$13,683	$12,869	$12,382
Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
2023
Customer type:
Commercial	$5,155	$1,407	$282	$3,819	$32	$55	$10,750
U.S. Government	218	1,740	953	22	—	—	2,933
Total revenues	$5,373	$3,147	$1,235	$3,841	$32	$55	$13,683
Geographic location:
United States	$3,873	$2,228	$1,103	$2,067	$17	$17	$9,305
Europe	432	149	54	766	11	2	1,414
Other international	1,068	770	78	1,008	4	36	2,964
Total revenues	$5,373	$3,147	$1,235	$3,841	$32	$55	$13,683
2022
Customer type:
Commercial	$4,959	$1,284	$274	$3,450	$16	$52	$10,035
U.S. Government	114	1,807	898	15	—	—	2,834
Total revenues	$5,073	$3,091	$1,172	$3,465	$16	$52	$12,869
Geographic location:
United States	$3,520	$2,242	$1,054	$1,862	$7	$17	$8,702
Europe	579	139	42	699	6	3	1,468
Other international	974	710	76	904	3	32	2,699
Total revenues	$5,073	$3,091	$1,172	$3,465	$16	$52	$12,869
2021
Customer type:
Commercial	$4,435	$1,328	$257	$3,113	$—	$49	$9,182
U.S. Government	131	2,036	1,016	17	—	—	3,200
Total revenues	$4,566	$3,364	$1,273	$3,130	$—	$49	$12,382
Geographic location:
United States	$3,424	$2,425	$1,126	$1,570	$—	$27	$8,572
Europe	396	171	44	757	—	1	1,369
Other international	746	768	103	803	—	21	2,441
Total revenues	$4,566	$3,364	$1,273	$3,130	$—	$49	$12,382

Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At December 30, 2023, we had $13.9 billion in remaining performance obligations of which we expect to recognize revenues of approximately 86% through 2025, an additional 12% through 2027, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At December 30, 2023 and December 31, 2022, contract assets totaled $513 million and $680 million, respectively, and contract liabilities totaled $1.8 billion and $1.5 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. During 2023, 2022 and 2021, we recognized revenues of $953 million, $873 million and $600 million, respectively, that were included in the contract liability balance at the beginning of each year.
Note 14. Share-Based Compensation
Under our 2015 Long-Term Incentive Plan (Plan), which replaced our 2007 Long-Term Incentive Plan in April 2015, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  A maximum of 17 million shares is authorized for issuance for all purposes under the Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 2007 Long-Term Incentive Plan. No more than 17 million shares may be awarded pursuant to incentive stock options, and no more than 4.25 million shares may be issued pursuant to awards of restricted stock, restricted stock units, performance stock, performance share units or other awards that are payable in shares. For 2023, 2022 and 2021, the awards granted under this Plan primarily included stock options, restricted stock units and performance share units.
Share-based compensation costs are reflected primarily in selling and administrative expense.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2023	2022	2021
Compensation expense	$94	$66	$138
Income tax benefit	(23)	(16)	(33)
Total compensation expense included in net income	$71	$50	$105
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
As of December 30, 2023, we had not recognized $25 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years. We typically grant stock appreciation rights to selected non-U.S. employees. At December 30, 2023, outstanding stock appreciation rights totaled 491,331 with a weighted-average exercise price of $56.09 and a weighted-average remaining contractual life of 5.9 years; these units had an intrinsic value of $12 million, compared to $11 million at December 31, 2022.
Stock Options
Stock option compensation expense was $23 million, $22 million and $21 million in 2023, 2022 and 2021, respectively. Options to purchase our shares have a maximum term of ten years and generally vest ratably over a three-year period. Stock option compensation cost is calculated under the fair value approach using the Black-Scholes option-pricing model to determine the fair value of options granted on the date of grant. The expected volatility used in this model is based on historical volatilities and implied volatilities from traded options on our common stock. The expected term is based on historical option exercise data, which is adjusted to reflect any anticipated changes in expected behavior.

We grant options annually on the first day of March. The assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	2023	2022	2021
Fair value of options at grant date	$23.83	$19.95	$15.05
Dividend yield	0.1%	0.1%	0.2%
Expected volatility	29.4%	29.2%	33.6%
Risk-free interest rate	4.2%	1.9%	0.7%
Expected term (in years)	4.8	4.8	4.7
The stock option activity during 2023 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	8,310	$50.25
Granted	1,026	73.19
Exercised	(1,659)	(45.14)
Forfeited or expired	(162)	(62.11)
Outstanding at end of year	7,515	$54.25
Exercisable at end of year	5,347	$48.85
At December 30, 2023, our outstanding options had an aggregate intrinsic value of $197 million and a weighted-average remaining contractual life of 5.5 years.  Our exercisable options had an aggregate intrinsic value of $169 million and a weighted-average remaining contractual life of 4.5 years at December 30, 2023.  The total intrinsic value of options exercised during 2023, 2022 and 2021 was $50 million, $32 million and $63 million, respectively.
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
The 2023 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	525	$52.99	1,086	$53.26
Granted	125	71.86	247	73.21
Vested	(235)	(47.73)	(467)	(45.95)
Forfeited	(19)	(60.09)	(56)	(60.24)
Outstanding at end of year, nonvested	396	$61.73	810	$63.06
The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2023	2022	2021
Fair value of awards vested	$45	$25	$20
Cash paid	34	17	13
Performance Share Units
The fair value of share-based compensation awards accounted for as liabilities includes performance share units, which are generally paid in cash in the first quarter of the year following vesting. Performance share units are subject to performance goals set at the beginning of the three-year performance period and vest at the end of the performance period. These units are remeasured to fair value at the end of each reporting period based on the trading price of our common stock and the number of units, as adjusted based on assumptions with respect to performance on the relevant metrics.

The 2023 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	427	$59.51
Granted	209	73.19
Vested	(242)	(51.56)
Forfeited	(28)	(63.72)
Outstanding at end of year, nonvested	366	$72.23
The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2023	2022	2021
Fair value of awards vested	$19	$19	$18
Cash paid	27	15	6
Note 15. Retirement Plans
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits covering certain of our U.S. and Non-U.S. employees. Substantially all of our employees are covered by defined contribution plans. The largest of these plans, the Textron Savings Plan, is a qualified 401(k) plan subject to the Employee Retirement Income Security Act of 1974 (ERISA). Our defined contribution plans cost $154 million, $140 million and $131 million in 2023, 2022 and 2021, respectively. We also provide postretirement benefits other than pensions for certain retired employees in the U.S. that include healthcare, dental care, Medicare Part B reimbursement and life insurance.
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
Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss) (OCI) are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2023	2022	2021	2023	2022	2021
Net periodic benefit cost (income)
Service cost	$67	$108	$116	$2	$2	$3
Interest cost	364	272	252	8	6	5
Expected return on plan assets	(610)	(609)	(573)	—	—	—
Amortization of prior service cost (credit)	11	13	12	(3)	(5)	(5)
Amortization of net actuarial loss (gain)	1	87	152	(8)	(4)	(2)
Net periodic benefit cost (income)*	$(167)	$(129)	$(41)	$(1)	$(1)	$1
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$109	$(246)	$(1,135)	$(7)	$(39)	$(13)
Current year prior service cost	7	4	20	—	—	—
Amortization of net actuarial gain (loss)	(1)	(87)	(152)	8	4	2
Amortization of prior service credit (cost)	(11)	(13)	(12)	3	5	5
Total recognized in OCI, before taxes	$104	$(342)	$(1,279)	$4	$(30)	$(6)
Total recognized in net periodic benefit cost (income) and OCI	$(63)	$(471)	$(1,320)	$3	$(31)	$(5)
* Excludes the cost associated with the defined contribution component that is included in certain of our U.S.-based defined benefit pension plans, of $11 million in 2023, 2022, and 2021.

Obligations and Funded Status
All of our plans are measured as of our fiscal year-end. The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$6,848	$9,339	$150	$202
Service cost	67	108	2	2
Interest cost	364	272	8	6
Plan participants’ contributions	—	—	3	4
Actuarial losses (gains)	330	(2,373)	(7)	(40)
Benefits paid	(444)	(448)	(20)	(24)
Plan amendment	7	1	—	—
Foreign exchange rate changes and other	33	(51)	—	—
Projected benefit obligation at end of year	$7,205	$6,848	$136	$150
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$7,943	$9,947
Actual return on plan assets	832	(1,520)
Employer contributions	36	37
Benefits paid	(444)	(448)
Foreign exchange rate changes and other	46	(73)
Fair value of plan assets at end of year	$8,413	$7,943
Funded status at end of year	$1,208	$1,095	$(136)	$(150)
Actuarial losses (gains) for 2023 and 2022 were largely the result of changes in the discount rate utilized.
Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Non-current assets	$1,569	$1,440	$—	$—
Current liabilities	(28)	(28)	(17)	(19)
Non-current liabilities	(333)	(317)	(119)	(131)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss (gain)	730	623	(69)	(70)
Prior service cost (credit)	42	46	(3)	(6)
The accumulated benefit obligation for all defined benefit pension plans was $6.9 billion and $6.6 billion at December 30, 2023 and December 31, 2022, respectively, which included $336 million and $326 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.
Pension plans with accumulated benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	December 30, 2023	December 31, 2022
Accumulated benefit obligation	$336	$326
Fair value of plan assets	—	—
Pension plans with projected benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	December 30, 2023	December 31, 2022
Projected benefit obligation	$652	$597
Fair value of plan assets	292	252

Assumptions
The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2023	2022	2021	2023	2022	2021
Net periodic benefit cost
Discount rate	5.51%	2.99%	2.62%	5.70%	2.80%	2.35%
Expected long-term rate of return on assets	7.14%	7.10%	7.10%
Rate of compensation increase	3.97%	3.95%	3.49%
Benefit obligations at year-end
Discount rate	5.19%	5.51%	2.99%	5.40%	5.70%	2.80%
Rate of compensation increase	3.97%	3.97%	3.95%
Interest crediting rate for cash balance plans	5.25%	5.25%	5.25%
Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 6.5% in both 2023 and 2022. We expect this rate to gradually decline to 4.75% by 2030 where we assume it will remain.
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
For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For Non-U.S. plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	17%	to	33%
International equity securities	6%	to	17%
Global equities	5%	to	17%
Debt securities	27%	to	38%
Real estate	7%	to	13%
Private investment partnerships	7%	to	13%
Non-U.S. Plan Assets
Equity securities	55%	to	75%
Debt securities	25%	to	45%
Real estate	0%	to	13%

The fair value of our pension plan assets by major category and valuation method is as follows:

	December 30, 2023				December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Not Subject to Leveling	Level 1	Level 2	Level 3	Not Subject to Leveling
Cash and equivalents	$231	$1	$—	$—	$378	$3	$—	$—
Equity securities:
Domestic	2,754	—	—	299	2,304	—	—	225
International	1,061	—	—	281	1,171	—	—	230
Mutual funds	117	—	—	—	150	—	—	—
Debt securities:
National, state and local governments	679	142	—	88	332	239	—	27
Corporate debt	164	610	—	90	58	663	—	129
Private investment partnerships	—	—	—	1,000	—	—	—	1,070
Real estate	—	—	508	388	—	—	569	395
Total	$5,006	$753	$508	$2,146	$4,393	$905	$569	$2,076
Cash and equivalents, equity securities and debt securities include commingled funds, which represent investments in funds offered to institutional investors that are similar to mutual funds in that they provide diversification by holding various equity and debt securities. The fair value of the commingled funds is determined and published by the fund's investment managers and is the basis for current transactions, therefore, they are categorized as Level 1 in the table above. Debt securities are valued based on same day actual trading prices, if available. If such prices are not available, we use a matrix pricing model with historical prices, trends and other factors.
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
The table below presents a reconciliation of the fair value measurements for owned real estate properties, which use significant unobservable inputs (Level 3):

(In millions)	2023	2022
Balance at beginning of year	$569	$599
Unrealized losses, net	(60)	(10)
Realized gains, net	10	11
Purchases, sales and settlements, net	(11)	(31)
Balance at end of year	$508	$569
Estimated Future Cash Flow Impact
Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2024, we expect to contribute approximately $50 million to our pension plans. Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions. These payments are based on the same assumptions used to measure our benefit obligation at the end of 2023. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets. Benefit payments that we expect to pay on an undiscounted basis are as follows:

(In millions)	2024	2025	2026	2027	2028	2029-2033
Pension benefits	$455	$463	$471	$480	$487	$2,501
Postretirement benefits other than pensions	17	17	16	15	14	56

Note 16. Special Charges
Special charges recorded in 2023 and 2021 by segment and type of cost are as follows:

(In millions)	Severance Costs	Contract Terminations and Other	Asset Impairments	Total Restructuring Charges
2023
Industrial	$21	$—	$87	$108
Bell	13	—	—	13
Textron Systems	5	—	—	5
Total special charges	$39	$—	$87	$126
2021
Industrial	$4	$9	$12	$25
Total special charges	$4	$9	$12	$25
2023 Special Charges
In the fourth quarter of 2023, our Board of Directors approved a restructuring plan developed by management in connection with the Company’s annual operating plan process. The plan will reduce operating expenses through headcount reductions at the Industrial, Bell and Textron Systems segments. In the Industrial segment, the plan included headcount reductions at Textron Specialized Vehicles, resulting from lower demand for certain of our powersports products which we anticipate will continue, and at Kautex, due to reduced demand for fuel systems from European automotive manufacturers. In both the Bell and Textron Systems segments, the plan included targeted headcount reductions to improve the segments’ cost structures and realign their workforces as these segments transition from legacy production contracts to more development, engineering focused contracts. We recorded severance cost of $39 million related to this plan and expect a reduction of approximately 725 positions, representing 2% of our global workforce. We anticipate that this plan will be substantially completed in the first half of 2024.
As a result of lower demand described above, we recognized asset impairment charges of $75 million at Textron Specialized Vehicles related to both fixed and intangible assets and $12 million of fixed asset impairment charges at Kautex. The fair value of these assets was determined utilizing a discounted cash flow methodology that reflected the impact of lower anticipated demand for the powersports and fuel systems products on future revenues and profit.
2021 Special Charges
In 2020, we initiated a restructuring plan to reduce operating expenses through headcount reductions, facility consolidations and other actions in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic. Upon completion of this plan, we recorded total charges of $133 million, of which $25 million was incurred in 2021 at the Industrial segment.
Restructuring Reserve
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at January 1, 2022	$19	$9	$28
Cash paid	(13)	(2)	(15)
Foreign currency translation	(1)	—	(1)
Balance at December 31, 2022	$5	$7	$12
Provision for 2023 restructuring plan	39	—	39
Cash paid	(3)	(2)	(5)
Foreign currency translation	1	—	1
Balance at December 30, 2023	$42	$5	$47
The majority of the remaining cash outlays is expected to be paid in 2024.

Note 17. Income Taxes
We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2023	2022	2021
U.S.	$905	$810	$699
Non-U.S.	182	206	174
Income from continuing operations before income taxes	$1,087	$1,016	$873
Income tax expense is summarized as follows:

(In millions)	2023	2022	2021
Current expense:
Federal	$267	$272	$41
State	18	33	15
Non-U.S.	72	69	47
	357	374	103
Deferred expense (benefit):
Federal	(181)	(182)	35
State	1	(29)	(10)
Non-U.S.	(12)	(9)	(2)
	(192)	(220)	23
Income tax expense	$165	$154	$126
The following table reconciles the federal statutory income tax rate to our effective income tax rate:

	2023	2022	2021
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Research and development tax credits	(4.7)	(5.0)	(7.0)
Foreign-derived intangible income deduction (a)	(3.2)	(2.5)	—
Non-U.S. tax rate differential and foreign tax credits	1.5	1.8	1.3
State income taxes (net of federal impact)	1.4	0.3	0.5
Other, net	(0.8)	(0.4)	(1.4)
Effective income tax rate	15.2%	15.2%	14.4%
(a)In 2023 and 2022, the foreign-derived intangible income deduction is primarily due to the impact of capitalizing research and development expenditures for tax-purposes effective on January 1, 2022 as part of the Tax Cuts and Jobs Act of 2017.
Unrecognized Tax Benefits
Our unrecognized tax benefits represent tax positions for which reserves have been established, with unrecognized state tax benefits reflected net of applicable federal tax benefits. At the end of 2023, 2022 and 2021, if our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. A reconciliation of these unrecognized tax benefits is as follows:

(In millions)	2023	2022	2021
Balance at beginning of year	$231	$207	$183
Additions for tax positions related to current year	16	24	21
Additions for tax positions of prior years	3	—	10
Reductions for tax positions of prior years	(28)	—	(4)
Reductions for settlements and expiration of statute of limitations	—	—	(3)
Balance at end of year	$222	$231	$207
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are generally no longer subject to U.S. federal tax examinations for years before 2014, except for additional 2012 and 2013 research and development tax credits generated through amended returns filed in 2019. We are generally no longer subject to state and local income tax examinations for years before 2018 and non-U.S. income tax examinations for years before 2011.
Deferred Taxes
The significant components of our net deferred tax assets/(liabilities) are provided below:

(In millions)	December 30, 2023	December 31, 2022
Capitalized research and development expenditures	$520	$319
Accrued liabilities (a)	228	209
U.S. operating loss and tax credit carryforwards (b)	216	257
Obligation for pension and postretirement benefits	123	117
Deferred compensation	103	108
Operating lease liabilities	102	102
Non-U.S. operating loss and tax credit carryforwards (c)	73	53
Prepaid pension benefits	(387)	(348)
Property, plant and equipment, principally depreciation	(211)	(222)
Amortization of goodwill and other intangibles	(185)	(194)
Operating lease right-of-use assets	(99)	(99)
Valuation allowance on deferred tax assets	(82)	(99)
Other leasing transactions, principally leveraged leases	(47)	(53)
Other, net	(5)	(22)
Deferred taxes, net	$349	$128
(a)Accrued liabilities include warranty reserves, self-insured liabilities and interest.
(b)At December 30, 2023, U.S. operating loss and tax credit carryforward benefits of $179 million expire through 2043 if not utilized and $37 million may be carried forward indefinitely.
(c)At December 30, 2023, non-U.S. operating loss and tax credit carryforward benefits of $68 million may be carried forward indefinitely.
We believe earnings during the period when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.
The following table presents the breakdown of our deferred taxes:

(In millions)	December 30, 2023	December 31, 2022
Manufacturing group:
Deferred tax assets, net of valuation allowance	$443	$223
Deferred tax liabilities	(56)	(52)
Finance group – Deferred tax liabilities	(38)	(43)
Net deferred tax asset	$349	$128
Non-U.S. and U.S. state income taxes have not been provided for on basis differences in certain investments, primarily as a result of unremitted earnings in foreign subsidiaries that are indefinitely reinvested, totaling $1.6 billion at both December 30, 2023 and December 31, 2022. Should these earnings be distributed in the future in the form of dividends or otherwise, we would be subject to withholding and local taxes to various non-U.S. jurisdictions and U.S. states. Determination of the deferred tax liability associated with indefinitely reinvested earnings is not practicable due to multiple factors, including the complexity of non-U.S. tax laws and tax treaty interpretations, exchange rate fluctuations, and the uncertainty of available credits or exemptions.

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
In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $338 million and $285 million at December 30, 2023 and December 31, 2022, respectively.
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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $145 million. At December 30, 2023, environmental reserves of $74 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $16 million as current liabilities. In 2023, 2022 and 2021, to evaluate and remediate contaminated sites, we incurred expense, net of recoveries received, of $8 million, $9 million and $6 million, respectively.
Note 19. Supplemental Cash Flow Information
Our cash payments and receipts are as follows:

(In millions)	2023	2022	2021
Interest paid:
Manufacturing group	$110	$110	$128
Finance group	12	13	17
Net income taxes paid:
Manufacturing group	338	332	72
Finance group	14	24	21

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Textron Inc. (the Company) as of December 30, 2023 and December 31, 2022, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 12, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
Defined Benefit Pension Obligations
Description of the Matter
As described in Note 15 to the consolidated financial statements, at December 30, 2023, the aggregate qualified defined benefit pension obligation was $7.2 billion and the fair value of pension plan assets was $8.4 billion, resulting in a net pension asset of $1.2 billion. As explained in Note 1 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets annually in the fourth quarter or upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

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
To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and the underlying data used by management and its actuaries. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from the prior year due to the change in service cost, interest cost, benefit payments, actuarial gains and losses, contributions, and plan amendments, as applicable. In addition, we involved an actuarial specialist to assist in evaluating management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows. To evaluate the mortality rate, we assessed whether the information is consistent with publicly available information and entity-specific data. We also tested the completeness and accuracy of the underlying data, including the participant data provided to the Company’s actuaries. Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumption is consistent with a range of returns for a portfolio of comparative investments.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1957.
Boston, Massachusetts
February 12, 2024

Schedule II — Valuation and Qualifying Accounts

(In millions)	2023	2022	2021
Allowance for credit losses on accounts receivable
Balance at beginning of year	$24	$24	$36
Provision (reversal) for credit losses	7	2	(1)
Deductions from reserves*	(5)	(2)	(11)
Balance at end of year	$26	$24	$24
Allowance for credit losses on finance receivables
Balance at beginning of year	$24	$25	$35
Reversal for credit losses	(18)	(4)	(9)
Charge-offs	—	—	(3)
Recoveries	18	3	2
Balance at end of year	$24	$24	$25
Inventory FIFO reserves
Balance at beginning of year	$350	$370	$357
Charged to costs and expenses	63	21	40
Deductions from reserves*	(23)	(41)	(27)
Balance at end of year	$390	$350	$370
* Deductions primarily include amounts written off on uncollectible accounts (less recoveries), inventory disposals, changes to prior year estimates, business dispositions and currency translation adjustments.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 30, 2023. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 30, 2023.
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
With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023.
The independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of December 30, 2023, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on Internal Control over Financial Reporting
We have audited Textron Inc.’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Textron, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of December 30, 2023 and December 31, 2022, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 8 of the Company and our report dated February 12, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 12, 2024

Item 9B. Other Information
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended December 30, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information appearing under “ELECTION OF DIRECTORS — Nominees for Director,” “CORPORATE GOVERNANCE — Corporate Governance Guidelines and Policies,” “— Code of Ethics,” and “— Board Committees — Audit Committee,” in the Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information appearing under “CORPORATE GOVERNANCE — Compensation of Directors,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information appearing under “CORPORATE GOVERNANCE — Director Independence” and “EXECUTIVE COMPENSATION — Transactions with Related Persons” in the Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Fees to Independent Auditors” in the Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements and Schedules — See Index on Page 33.

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

10.1B	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. (SEC File No. 1-5480)

10.1C	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014. (SEC File No. 1-5480)

10.2A	Amended and Restated Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2020.

10.2B
Amendment No. 1 to Amended and Restated Textron Inc. Short-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

10.3A	Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015 (SEC File No. 1-5480).

10.3B	Amendment No. 1 to Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023..

10.3C
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

10.3F
Form of Performance Share Unit Grant Agreement under 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2020.

10.3G
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

10.16	Director Compensation. Incorporated by reference to Exhibit 10.16 to Textron's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Textron Inc. Recovery Policy.

101
The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February 2024.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 12th day of February 2024 by the following persons on behalf of the registrant and in the capacities indicated:

Name		Title

/s/ Scott C. Donnelly
	Scott C. Donnelly	Chairman, President and Chief Executive Officer (principal executive officer)

*
	Richard F. Ambrose	Director

*
	Kathleen M. Bader	Director

*
	R. Kerry Clark	Director

*
	Michael X. Garrett	Director

*
	Deborah Lee James	Director

*
	Thomas A. Kennedy	Director

*
	Lionel L. Nowell III	Director

*
	James L. Ziemer	Director

*
	Maria T. Zuber	Director

/s/ Frank T. Connor
	Frank T. Connor	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Mark S. Bamford
	Mark S. Bamford	Vice President and Corporate Controller (principal accounting officer)

*By:	/s/ Jayne M. Donegan
Jayne M. Donegan, Attorney-in-fact