Form 10-Q
period 2024-03-30
TEXTRON INC
filed 2024-04-25
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 12, 2024, there were 190,698,993 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended March 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 30, 2024	April 1, 2023
Revenues
Manufacturing product revenues	$2,432	$2,550
Manufacturing service revenues	688	462
Finance revenues	15	12
Total revenues	3,135	3,024
Costs, expenses and other
Cost of products sold	2,069	2,176
Cost of services sold	545	355
Selling and administrative expense	316	305
Interest expense, net	20	20
Special charges	14	—
Non-service components of pension and postretirement income, net	(66)	(59)
Total costs, expenses and other	2,898	2,797
Income before income taxes	237	227
Income tax expense	36	36
Net income	$201	$191
Earnings per share
Basic	$1.04	$0.93
Diluted	$1.03	$0.92
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Net income	$201	$191
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	1	—
Foreign currency translation adjustments	(33)	28
Deferred losses on hedge contracts, net of reclassifications	(5)	(2)
Other comprehensive income (loss)	(37)	26
Comprehensive income	$164	$217
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	March 30, 2024	December 30, 2023
Assets
Manufacturing group
Cash and equivalents	$1,388	$2,121
Accounts receivable, net	894	868
Inventories	4,267	3,914
Other current assets	755	857
Total current assets	7,304	7,760
Property, plant and equipment, less accumulated depreciation and amortization of $5,286 and $5,247, respectively	2,451	2,477
Goodwill	2,288	2,295
Other assets	3,692	3,663
Total Manufacturing group assets	15,735	16,195
Finance group
Cash and equivalents	78	60
Finance receivables, net	582	585
Other assets	19	16
Total Finance group assets	679	661
Total assets	$16,414	$16,856
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$357	$357
Accounts payable	1,136	1,023
Other current liabilities	2,902	2,998
Total current liabilities	4,395	4,378
Other liabilities	1,850	1,904
Long-term debt	2,818	3,169
Total Manufacturing group liabilities	9,063	9,451
Finance group
Other liabilities	78	70
Debt	342	348
Total Finance group liabilities	420	418
Total liabilities	9,483	9,869
Shareholders’ equity
Common stock	25	24
Capital surplus	2,012	1,910
Treasury stock	(484)	(165)
Retained earnings	6,059	5,862
Accumulated other comprehensive loss	(681)	(644)
Total shareholders’ equity	6,931	6,987
Total liabilities and shareholders’ equity	$16,414	$16,856
Common shares outstanding (in thousands)	191,101	192,898
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 30, 2024 and April 1, 2023, respectively

	Consolidated
(In millions)	2024	2023
Cash flows from operating activities
Net income	$201	$191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	88	92
Deferred income taxes	(16)	(32)
Other, net	33	39
Changes in assets and liabilities:
Accounts receivable, net	(34)	(69)
Inventories	(350)	(380)
Other assets	100	128
Accounts payable	121	261
Other liabilities	(159)	(74)
Income taxes, net	39	50
Pension, net	(56)	(51)
Captive finance receivables, net	22	6
Other operating activities, net	4	2
Net cash provided by (used in) operating activities	(7)	163
Cash flows from investing activities
Capital expenditures	(66)	(62)
Net proceeds from corporate-owned life insurance policies	3	20
Proceeds from sale of property, plant and equipment	3	—
Finance receivables repaid	8	12
Finance receivables originated	(11)	—
Other investing activities, net	—	1
Net cash used in investing activities	(63)	(29)
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(365)	(17)
Purchases of Textron common stock	(317)	(377)
Dividends paid	(4)	(4)
Proceeds from options exercised	63	27
Other financing activities, net	(14)	(5)
Net cash used in financing activities	(637)	(376)
Effect of exchange rate changes on cash and equivalents	(8)	6
Net decrease in cash and equivalents	(715)	(236)
Cash and equivalents at beginning of period	2,181	2,035
Cash and equivalents at end of period	$1,466	$1,799
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 30, 2024 and April 1, 2023, respectively

	Manufacturing Group		Finance Group
(In millions)	2024	2023	2024	2023
Cash flows from operating activities
Net income	$187	$185	$14	$6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	88	92	—	—
Deferred income taxes	(16)	(32)	—	—
Other, net	44	41	(11)	(2)
Changes in assets and liabilities:
Accounts receivable, net	(34)	(69)	—	—
Inventories	(350)	(380)	—	—
Other assets	100	121	—	7
Accounts payable	121	261	—	—
Other liabilities	(153)	(65)	(6)	(9)
Income taxes, net	35	48	4	2
Pension, net	(56)	(51)	—	—
Other operating activities, net	4	2	—	—
Net cash provided by (used in) operating activities	(30)	153	1	4
Cash flows from investing activities
Capital expenditures	(66)	(62)	—	—
Net proceeds from corporate-owned life insurance policies	3	20	—	—
Proceeds from sale of property, plant and equipment	3	—	—	—
Finance receivables repaid	—	—	47	35
Finance receivables originated	—	—	(28)	(17)
Other investing activities, net	—	—	—	1
Net cash provided by (used in) investing activities	(60)	(42)	19	19
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(352)	(2)	(13)	(15)
Purchases of Textron common stock	(317)	(377)	—	—
Dividends paid	(4)	(4)	—	—
Proceeds from options exercised	63	27	—	—
Other financing activities, net	(25)	(5)	11	—
Net cash used in financing activities	(635)	(361)	(2)	(15)
Effect of exchange rate changes on cash and equivalents	(8)	6	—	—
Net increase (decrease) in cash and equivalents	(733)	(244)	18	8
Cash and equivalents at beginning of period	2,121	1,963	60	72
Cash and equivalents at end of period	$1,388	$1,719	$78	$80
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information.  Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2023.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
In the first quarter of 2024 and 2023, our cumulative catch-up adjustments increased segment profit by $13 million and $8 million, respectively, and net income by $10 million and $6 million, respectively ($0.05 and $0.03 per diluted share, respectively).
Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	March 30, 2024	December 30, 2023
Commercial	$816	$831
U.S. Government contracts	102	63
	918	894
Allowance for credit losses	(24)	(26)
Total accounts receivable, net	$894	$868

Finance Receivables
Finance receivables are presented in the following table:

(In millions)	March 30, 2024	December 30, 2023
Finance receivables	$603	$609
Allowance for credit losses	(21)	(24)
Total finance receivables, net	$582	$585
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	March 30, 2024	December 30, 2023
Performing	$568	$571
Watchlist	22	23
Nonaccrual	13	15
Nonaccrual as a percentage of finance receivables	2.16%	2.46%
Current and less than 31 days past due	$582	$589
31-60 days past due	18	16
61-90 days past due	—	—
Over 90 days past due	3	4
60+ days contractual delinquency as a percentage of finance receivables	0.50%	0.66%
At March 30, 2024, 35% of our performing finance receivables were originated since the beginning of 2022 and 30% were originated from 2019 to 2021 with the remainder prior to 2019. For finance receivables categorized as watchlist, 100% were originated from 2020 to 2021, and for nonaccrual, 100% were originated prior to 2020.
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

(In millions)	March 30, 2024	December 30, 2023
Finance receivables evaluated collectively	$505	$508
Finance receivables evaluated individually	13	15
Allowance for credit losses based on collective evaluation	18	21
Allowance for credit losses based on individual evaluation	3	3
Impaired finance receivables with specific allowance for credit losses	$9	$11
Impaired finance receivables with no specific allowance for credit losses	4	4
Unpaid principal balance of impaired finance receivables	20	25
Allowance for credit losses on impaired finance receivables	3	3
Average recorded investment of impaired finance receivables	14	27
Note 3. Inventories
Inventories are composed of the following:

(In millions)	March 30, 2024	December 30, 2023
Finished goods	$1,148	$1,072
Work in process	1,976	1,736
Raw materials and components	1,143	1,106
Total inventories	$4,267	$3,914
Note 4. Accounts Payable and Warranty Liability
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers for a maximum amount of $175 million that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. This financing arrangement expires in June 2024. As of March 30, 2024 and December 30, 2023, the amount due under this supplier financing arrangement was $135 million and $125 million, respectively.
Warranty Liability
Changes in our warranty liability are as follows:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Beginning of period	$172	$149
Provision	17	15
Settlements	(18)	(18)
Adjustments*	(1)	3
End of period	$170	$149
* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 5. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide through operating leases. Our operating leases have remaining lease terms up to 25 years, which include options to extend the lease term for periods up to 20 years when it is reasonably certain the option will be exercised. Operating lease cost totaled $18 million and $17 million in the first quarter of 2024 and 2023, respectively. Variable and short-term lease costs were not significant. Cash paid for operating leases totaled $18 million and $17 million in the first quarter of 2024 and 2023, respectively, and is classified in cash flows from operating activities. Noncash transactions totaled $25 million and $15 million in the first quarter of 2024 and 2023, respectively, reflecting the recognition of operating lease assets and liabilities for new or extended leases.

Balance sheet and other information related to our operating leases is as follows:

(Dollars in millions)	March 30, 2024	December 30, 2023
Other assets	$382	$371
Other current liabilities	57	55
Other liabilities	334	326
Weighted-average remaining lease term (in years)	10.1	10.3
Weighted-average discount rate	4.69%	4.70%
At March 30, 2024, maturities of our operating lease liabilities on an undiscounted basis totaled $55 million for the remainder of 2024, $66 million for 2025, $52 million for 2026, $44 million for 2027, $42 million for 2028 and $242 million thereafter.
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At March 30, 2024 and December 30, 2023, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $681 million and $478 million, respectively. At March 30, 2024, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $10 million liability. At December 30, 2023, the fair value amount of our foreign currency exchange contracts were a $4 million asset and a $3 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. The fair value of our interest rate swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2.
At March 30, 2024 and December 30, 2023, we had interest rate swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $185 million that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.17%; these agreements have maturities ranging from August 2025 to August 2028. At March 30, 2024 and December 30, 2023, we had an interest rate swap agreement with a notional amount of $25 million that matures in June 2025 and effectively converts variable-rate interest on a term loan to a fixed rate of 4.13%. The fair value of our outstanding interest rate swap agreements was a $6 million asset at March 30, 2024 and a $4 million asset at December 30, 2023.

Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	March 30, 2024		December 30, 2023
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,168)	$(2,965)	$(3,520)	$(3,342)
Finance group
Finance receivables, excluding leases	416	422	417	423
Debt	(342)	(305)	(348)	(293)
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
Note 7. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended March 30, 2024
Beginning of period	$24	$1,910	$(165)	$5,862	$(644)	$6,987
Net income	—	—	—	201	—	201
Other comprehensive loss	—	—	—	—	(37)	(37)
Share-based compensation activity	1	102	—	—	—	103
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(319)	—	—	(319)
End of period	$25	$2,012	$(484)	$6,059	$(681)	$6,931
Three months ended April 1, 2023
Beginning of period	$26	$1,880	$(84)	$5,903	$(612)	$7,113
Net income	—	—	—	191	—	191
Other comprehensive income	—	—	—	—	26	26
Share-based compensation activity	—	62	—	—	—	62
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(380)	—	—	(380)
End of period	$26	$1,942	$(464)	$6,090	$(586)	$7,008
*Includes amounts accrued for excise tax imposed on common share repurchases of $2 million for the first quarter of 2024 and $3 million for the first quarter of 2023.
Dividends per share of common stock were $0.02 for both the first quarter of 2024 and 2023.

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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Basic weighted-average shares outstanding	192,800	204,835
Dilutive effect of stock options	2,060	2,176
Diluted weighted-average shares outstanding	194,860	207,011
Stock options to purchase 1.0 million and 2.0 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the first quarter of 2024 and 2023, respectively, as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$(598)	$(49)	$3	$(644)
Other comprehensive loss before reclassifications	—	(33)	(5)	(38)
Reclassified from Accumulated other comprehensive loss	1	—	—	1
Balance at March 30, 2024	$(597)	$(82)	$(2)	$(681)
Balance at December 31, 2022	$(516)	$(94)	$(2)	$(612)
Other comprehensive income before reclassifications	—	28	(3)	25
Reclassified from Accumulated other comprehensive loss	—	—	1	1
Balance at April 1, 2023	$(516)	$(66)	$(4)	$(586)
The before and after-tax components of Other comprehensive income (loss) are presented below:

	March 30, 2024			April 1, 2023
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(1)	$—	$(1)	$(2)	$1	$(1)
Amortization of prior service cost*	2	—	2	2	(1)	1
Pension and postretirement benefits adjustments, net	1	—	1	—	—	—
Foreign currency translation adjustments	(33)	—	(33)	28	—	28
Deferred losses on hedge contracts:
Current deferrals	(7)	2	(5)	(4)	1	(3)
Reclassification adjustments	(1)	1	—	2	(1)	1
Deferred losses on hedge contracts, net	(8)	3	(5)	(2)	—	(2)
Total	$(40)	$3	$(37)	$26	$—	$26
*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost (income). See Note 15 of our 2023 Annual Report on Form 10-K for additional information.

Note 8. Segment Information
We operate in, and reported financial information for, the following six operating segments: Textron Aviation, Bell, Textron Systems, Industrial, Textron eAviation and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes the non-service components of pension and postretirement income, net; LIFO inventory provision; intangible asset amortization; interest expense, net for Manufacturing group; certain corporate expenses; gains/losses on major business dispositions; and special charges. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.
Our revenues by segment, along with a reconciliation of segment profit to income before income taxes, are included in the table below:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Revenues
Textron Aviation	$1,188	$1,149
Bell	727	621
Textron Systems	306	306
Industrial	892	932
Textron eAviation	7	4
Finance	15	12
Total revenues	$3,135	$3,024
Segment Profit
Textron Aviation	$143	$125
Bell	80	60
Textron Systems	38	34
Industrial	29	41
Textron eAviation	(18)	(9)
Finance	18	8
Segment profit	290	259
Corporate expenses and other, net	(62)	(39)
Interest expense, net for Manufacturing group	(15)	(17)
LIFO inventory provision	(20)	(25)
Intangible asset amortization	(8)	(10)
Special charges	(14)	—
Non-service components of pension and postretirement income, net	66	59
Income before income taxes	$237	$227
Note 9. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Aircraft	$732	$718
Aftermarket parts and services	456	431
Textron Aviation	$1,188	$1,149
Military aircraft and support programs	480	385
Commercial helicopters, parts and services	247	236
Bell	$727	$621
Textron Systems	$306	$306
Fuel systems and functional components	488	488
Specialized vehicles	404	444
Industrial	$892	$932
Textron eAviation	$7	$4
Finance	$15	$12
Total revenues	$3,135	$3,024

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended March 30, 2024
Customer type:
Commercial	$1,155	$239	$72	$884	$7	$15	$2,372
U.S. Government	33	488	234	8	—	—	763
Total revenues	$1,188	$727	$306	$892	$7	$15	$3,135
Geographic location:
United States	$950	$559	$274	$460	$4	$4	$2,251
Europe	62	23	13	198	2	5	303
Other international	176	145	19	234	1	6	581
Total revenues	$1,188	$727	$306	$892	$7	$15	$3,135
Three months ended April 1, 2023
Customer type:
Commercial	$1,107	$232	$74	$927	$4	$12	$2,356
U.S. Government	42	389	232	5	—	—	668
Total revenues	$1,149	$621	$306	$932	$4	$12	$3,024
Geographic location:
United States	$836	$460	$275	$494	$1	$4	$2,070
Europe	66	19	14	204	2	—	305
Other international	247	142	17	234	1	8	649
Total revenues	$1,149	$621	$306	$932	$4	$12	$3,024
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At March 30, 2024, we had $13.7 billion in remaining performance obligations of which we expect to recognize revenues of approximately 85% through 2025, an additional 14% through 2027, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At March 30, 2024 and December 30, 2023, contract assets totaled $426 million and $513 million, respectively, and contract liabilities totaled $1.9 billion and $1.8 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $327 million and $316 million in the first quarter of 2024 and 2023, respectively, that were included in the contract liability balance at the beginning of each year.
Note 10. Share-Based Compensation
Under our share-based compensation plan, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  Compensation expense included in net income for our share-based compensation plan is as follows:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Compensation expense	$77	$45
Income tax benefit	(19)	(11)
Total compensation expense included in net income	$58	$34
Compensation expense included stock option expense of $15 million and $14 million in the first quarter of 2024 and 2023, respectively. We typically grant stock appreciation rights to selected non-U.S. employees. At March 30, 2024, outstanding stock appreciation rights totaled 409,232 with a weighted-average exercise price of $62.60 and a weighted-average remaining contractual life of 6.6 years; these units had an intrinsic value of $14 million, compared to $10 million at April 1, 2023.

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
We grant options annually on the first day of March. The assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	March 1, 2024	March 1, 2023
Fair value of options at grant date	$27.69	$23.83
Dividend yield	0.1%	0.1%
Expected volatility	27.2%	29.4%
Risk-free interest rate	4.3%	4.2%
Expected term (in years)	4.8	4.8
The stock option activity during the first quarter of 2024 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at December 30, 2023	7,515	$54.25
Granted	956	88.68
Exercised	(1,425)	(44.98)
Forfeited or expired	(8)	(71.23)
Outstanding at March 30, 2024	7,038	$60.78
Exercisable at March 30, 2024	5,001	$53.19
At March 30, 2024, our outstanding options had an aggregate intrinsic value of $247 million and a weighted-average remaining contractual life of 6.4 years. Our exercisable options had an aggregate intrinsic value of $214 million and a weighted-average remaining contractual life of 5.3 years at March 30, 2024.  The total intrinsic value of options exercised during the first quarter of 2024 and 2023 was $60 million and $19 million, respectively.
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
The activity for restricted stock units payable in both stock and cash during the first quarter of 2024 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at December 30, 2023, nonvested	396	$61.73	810	$63.06
Granted	94	88.68	219	88.70
Vested	(165)	(52.40)	(367)	(52.26)
Forfeited	—	—	(7)	(66.64)
Outstanding at March 30, 2024, nonvested	325	$74.29	655	$77.66

The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Fair value of awards vested	$41	$44
Cash paid	33	34
Performance Share Units
The activity for our performance share units during the first quarter of 2024 is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at December 30, 2023, nonvested	366	$72.23
Granted	194	88.68
Outstanding at March 30, 2024, nonvested	560	$77.92
Cash paid under these awards totaled $35 million and $27 million in the first quarter of 2024 and 2023, respectively.
Note 11. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Pension Benefits
Service cost	$17	$17
Interest cost	90	91
Expected return on plan assets	(159)	(152)
Amortization of net actuarial loss	1	—
Amortization of prior service cost	2	3
Net periodic benefit income*	$(49)	$(41)
Postretirement Benefits Other Than Pensions
Interest cost	$2	$2
Amortization of net actuarial gain	(2)	(2)
Amortization of prior service credit	—	(1)
Net periodic benefit income	$—	$(1)
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $4 million for both the first quarter of 2024 and 2023.
Note 12. Special Charges
On April 24, 2024, the Board of Directors approved the expansion of Textron’s 2023 restructuring plan to further reduce operating expenses through headcount reductions. In the first quarter of 2024, both the Shadow and Future Attack Reconnaissance Aircraft programs were cancelled at the Textron Systems and Bell segments, resulting in additional severance costs under the restructuring plan. Additionally, we increased our planned headcount reduction within the Industrial segment due to lower anticipated consumer demand for certain products at the Specialized Vehicles product line and reduced demand for fuel systems from European automotive manufacturers at Kautex. We now expect to incur additional severance costs in the second quarter of 2024 in the range of $25 million to $30 million, largely related to headcount reductions within the Industrial segment.
Since inception of the 2023 restructuring plan, we have incurred $140 million in special charges, including severance costs of $52 million, which included $22 million at the Industrial segment, $18 million at the Bell segment and $12 million at the Textron Systems segment; and asset impairment charges of $88 million at the Industrial segment. Special charges in the first quarter of 2024 totaled $14 million, which included $13 million in severance costs and $1 million in asset impairment charges in connection with this plan; we recorded $7 million of these charges at the Textron Systems segment, $5 million at the Bell segment and $2 million at the Industrial segment.

Headcount reductions since inception of the plan are expected to total approximately 1,500 positions, representing 4% of our global workforce. We estimate that remaining future cash outlays under this plan will be in the range of $60 million to $65 million, most of which we expect to pay in 2024. We expect charges under this plan to be substantially completed by the end of the first half of 2024.
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 30, 2023	$42	$5	$47
Provision for 2023 Restructuring Plan	13	—	13
Cash paid	(18)	—	(18)
Foreign currency translation	(1)	—	(1)
Balance at March 30, 2024	$36	$5	$41
Note 13. Income Taxes
Our effective tax rate for the first quarter of 2024 and 2023 was 15.2% and 15.9%, respectively. In the first quarter of 2024, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the recognition of excess tax benefits related to share-based compensation, the favorable impact of research and development credits, and tax deductions for foreign-derived intangible income. In the first quarter of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
Note 14. Commitments and Contingencies
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

	Three Months Ended
(Dollars in millions)	March 30, 2024	April 1, 2023	% Change
Revenues	$3,135	$3,024	4%
Cost of sales	2,614	2,531	3%
Gross margin as a % of Manufacturing revenues	16.2%	16.0%
Selling and administrative expense	316	305	4%
Interest expense, net	20	20	—%
Special charges	14	—	100%
Non-service components of pension and postretirement income, net	66	59	12%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 20 to 24.
Revenues
Revenues increased $111 million, 4%, in the first quarter of 2024, compared with the first quarter of 2023. The revenue increase primarily included the following factors:
•Higher Bell revenues of $106 million, largely reflecting higher military volume of $95 million, primarily related to the FLRAA program, partially offset by lower volume on the V-22 and H-1 programs.
•Higher Textron Aviation revenues of $39 million, reflecting higher pricing of $48 million, partially offset by lower volume and mix of $9 million.
•Lower Industrial revenues of $40 million, due to lower volume and mix of $51 million, principally in the Specialized Vehicles product line, partially offset by higher pricing of $16 million.
Cost of Sales and Selling and Administrative Expense
Cost of sales includes cost of products and services sold for the Manufacturing group. In the first quarter of 2024, cost of sales increased $83 million, 3%, compared with the first quarter of 2023, largely due to the impact of higher net volume and mix described above and $52 million of inflation.
Selling and administrative expense increased $11 million, 4%, in the first quarter of 2024, compared with the first quarter of 2023, primarily reflecting higher share-based compensation expense, partially offset by a gain on a legal settlement and a recovery of amounts that were previously written off related to one customer relationship in the Finance segment.
Special Charges
Special charges include restructuring activities and asset impairment charges as described in Note 12 to the Consolidated Financial Statements in Item 1. Financial Statements.
Income Taxes
Our effective tax rate for the first quarter of 2024 and 2023 was 15.2% and 15.9%, respectively. In the first quarter of 2024, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the recognition of excess tax benefits related to share-based compensation, the favorable impact of research and development credits, and tax deductions for foreign-derived intangible income. In the first quarter of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
Backlog
Our backlog is summarized below:

(In millions)	March 30, 2024	December 30, 2023
Textron Aviation	$7,346	$7,169
Bell	4,549	4,780
Textron Systems	1,822	1,950
Total backlog	$13,717	$13,899

Segment Analysis
We operate in, and report financial information for, the following six operating segments: Textron Aviation, Bell, Textron Systems, Industrial, Textron eAviation and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes the non-service components of pension and postretirement income, net; LIFO inventory provision; intangible asset amortization; interest expense, net for Manufacturing group; certain corporate expenses; gains/losses on major business dispositions; and special charges. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense. Operating expenses for the Manufacturing segments include cost of sales and selling and administrative expense, while excluding certain corporate expenses, LIFO inventory provision, intangible asset amortization and special charges.
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
Textron Aviation

	Three Months Ended
(Dollars in millions)	March 30, 2024	April 1, 2023	% Change
Revenues:
Aircraft	$732	$718	2%
Aftermarket parts and services	456	431	6%
Total revenues	1,188	1,149	3%
Operating expenses	1,045	1,024	2%
Segment profit	$143	$125	14%
Profit margin	12.0%	10.9%
Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues from the prior year quarter:

(In millions)	Q1 2024 versus Q1 2023
Pricing	$48
Volume and mix	(9)
Total change	$39
Textron Aviation’s revenues increased $39 million, 3%, in the first quarter of 2024, compared with the first quarter of 2023, reflecting higher pricing of $48 million, partially offset by lower volume and mix of $9 million. The decrease in volume and mix includes lower commercial turboprop volume, partially offset by higher Citation jet volume. We delivered 36 Citation jets and 20 commercial turboprops in the first quarter of 2024, compared with 35 Citation jets and 34 commercial turboprops in the first quarter of 2023.

Textron Aviation’s operating expenses increased $21 million, 2%, in the first quarter of 2024, compared with the first quarter of 2023, largely reflecting inflation.
Textron Aviation Segment Profit
The following factors contributed to the change in Textron Aviation’s segment profit from the prior year quarter:

(In millions)	Q1 2024 versus Q1 2023
Pricing, net of inflation	$14
Performance	6
Volume and mix	(2)
Total change	$18
Segment profit at Textron Aviation increased $18 million, 14%, in the first quarter of 2024, compared with the first quarter of 2023, primarily due to favorable pricing, net of inflation of $14 million.

Bell

	Three Months Ended
(Dollars in millions)	March 30, 2024	April 1, 2023	% Change
Revenues:
Military aircraft and support programs	$480	$385	25%
Commercial helicopters, parts and services	247	236	5%
Total revenues	727	621	17%
Operating expenses	647	561	15%
Segment profit	$80	$60	33%
Profit margin	11.0%	9.7%
Bell’s military aircraft and support programs include a development contract for the U.S. Army's FLRAA program, as well as production, upgrade, and support contracts for the V-22 tiltrotor aircraft and H-1 helicopters. The FLRAA program has begun to represent an increasing portion of Bell’s revenues as development activities have ramped. We continue to receive production, upgrade and support orders for the V-22 and H-1 programs, however, these programs are expected to represent a lower portion of Bell’s military revenue in the future. In the first quarter of 2024, Bell received a foreign military sale award for the production and delivery of 12 AH-1Z helicopters.
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues from the prior year quarter:

(In millions)	Q1 2024 versus Q1 2023
Volume and mix	$89
Pricing	17
Total change	$106
Bell’s revenues increased $106 million, 17%, in the first quarter of 2024, compared with the first quarter of 2023, reflecting higher volume and mix of $89 million and higher pricing of $17 million. Volume and mix included higher military volume of $95 million, primarily related to the FLRAA program, partially offset by lower volume on the V-22 and H-1 programs. Commercial volume and mix decreased $6 million, as we delivered 18 commercial helicopters in the first quarter of 2024, compared with 22 commercial helicopters in the first quarter of 2023.
Bell’s operating expenses increased $86 million, 15% in the first quarter of 2024, compared with the first quarter of 2023, primarily due to higher volume and mix described above.

Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit from the prior year quarter:

(In millions)	Q1 2024 versus Q1 2023
Performance	$30
Pricing, net of inflation	4
Volume and mix	(14)
Total change	$20
Bell’s segment profit increased $20 million, 33%, in the first quarter of 2024, compared with the first quarter of 2023, largely due to a favorable impact from performance of $30 million, which included $13 million of lower research and development costs, partially offset by lower volume and mix, reflecting the mix of products and services sold in the period.
Textron Systems

	Three Months Ended
(Dollars in millions)	March 30, 2024	April 1, 2023	% Change
Revenues	$306	$306	—%
Operating expenses	268	272	(1)%
Segment profit	$38	$34	12%
Profit margin	12.4%	11.1%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues from the prior year quarter:

(In millions)	Q1 2024 versus Q1 2023
Pricing	$4
Volume	(4)
Total change	$—
Textron Systems' revenues were unchanged in the first quarter of 2024, compared with the first quarter of 2023, as higher pricing of $4 million was offset by lower volume of $4 million.
Textron Systems’ operating expenses decreased $4 million in the first quarter of 2024, compared with the first quarter of 2023, largely related to lower volume.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit from the prior year quarter:

(In millions)	Q1 2024 versus Q1 2023
Pricing, net of inflation	$2
Volume and mix	1
Performance	1
Total change	$4
Textron Systems’ segment profit increased $4 million, 12%, in the first quarter of 2024, compared with the first quarter of 2023, primarily due to higher pricing, net of inflation of $2 million.

Industrial

	Three Months Ended
(Dollars in millions)	March 30, 2024	April 1, 2023	% Change
Revenues:
Kautex	$488	$488	—%
Specialized vehicles	404	444	(9)%
Total revenues	892	932	(4)%
Operating expenses	863	891	(3)%
Segment profit	$29	$41	(29)%
Profit margin	3.3%	4.4%
Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues from the prior year quarter:

(In millions)	Q1 2024 versus Q1 2023
Volume and mix	$(51)
Foreign exchange	(5)
Pricing	16
Total change	$(40)
Industrial segment revenues decreased $40 million, 4%, in the first quarter of 2024, compared with the first quarter of 2023, largely due to lower volume and mix of $51 million, principally in the Specialized Vehicles product line, partially offset by higher pricing of $16 million in the segment.
Industrial's operating expenses decreased $28 million, 3%, in the first quarter of 2024, compared with the first quarter of 2023, principally reflecting the impact of lower volume and mix described above.
Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit from the prior year quarter:

(In millions)	Q1 2024 versus Q1 2023
Volume and mix	$(14)
Foreign exchange	(1)
Pricing, net of inflation	3
Total change	$(12)
Segment profit for the Industrial segment decreased $12 million, 29%, in the first quarter of 2024, compared with the first quarter of 2023, largely due to lower volume and mix of $14 million as described above.
Textron eAviation

	Three Months Ended
(Dollars in millions)	March 30, 2024	April 1, 2023	% Change
Revenues	$7	$4	120%
Operating expenses	25	13	158%
Segment loss	$(18)	$(9)	186%

Textron eAviation Revenues and Operating Expenses
The following factors contributed to the change in Textron eAviation’s revenues from the prior year quarter:

(In millions)	Q1 2024 versus Q1 2023
Volume and mix	$2
Other	1
Total change	$3
Textron eAviation segment revenues increased $3 million, in the first quarter of 2024, compared with the first quarter of 2023, primarily reflecting higher volume and mix.
Textron eAviation's operating expenses increased $12 million, in the first quarter of 2024, compared with the first quarter of 2023, primarily related to higher research and development costs.
Textron eAviation Segment Loss
The following factors contributed to the change in Textron eAviation’s segment loss from the prior year quarter:

(In millions)	Q1 2024 versus Q1 2023
Performance and other	$(10)
Volume and mix	1
Total change	$(9)
Textron eAviation's segment loss increased $9 million in the first quarter of 2024, compared with the first quarter of 2023, largely due to an unfavorable impact from performance and other, primarily reflecting higher research and development costs.
Finance

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Revenues	$15	$12
Segment profit	18	8
Finance segment revenues increased $3 million in the first quarter of 2024, compared with the first quarter of 2023, and segment profit increased $10 million. The increase in segment profit was largely due to an $8 million recovery of amounts that were previously written off related to one customer relationship. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	March 30, 2024	December 30, 2023
Finance receivables	$603	$609
Allowance for credit losses	21	24
Ratio of allowance for credit losses to finance receivables	3.48%	3.94%
Nonaccrual finance receivables	13	15
Ratio of nonaccrual finance receivables to finance receivables	2.16%	2.46%
60+ days contractual delinquency	3	4
60+ days contractual delinquency as a percentage of finance receivables	0.50%	0.66%
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	March 30, 2024	December 30, 2023
Manufacturing group
Cash and equivalents	$1,388	$2,121
Debt	3,175	3,526
Shareholders’ equity	6,931	6,987
Capital (debt plus shareholders’ equity)	10,106	10,513
Net debt (net of cash and equivalents) to capital	20%	17%
Debt to capital	31%	34%
Finance group
Cash and equivalents	$78	$60
Debt	342	348
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
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At March 30, 2024 and December 30, 2023, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. On March 1, 2024, we repaid our $350 million 4.30% Notes due March 2024.
Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Operating activities	$(30)	$153
Investing activities	(60)	(42)
Financing activities	(635)	(361)
In the first quarter of 2024, the net cash outflow from operating activities was $30 million, compared with a net cash inflow of $153 million in the first quarter of 2023. The $183 million decrease in cash flows was largely due to changes in working capital, primarily due to the timing of payments on accounts payable. We expect positive cash flows from operating activities for the full year.
Cash flows used in investing activities in the first quarter of 2024 included $66 million of capital expenditures. Investing activities in the first quarter of 2023 included $62 million of capital expenditures, partially offset by $20 million of net proceeds from corporate-owned life insurance policies.

Cash flows used in financing activities in the first quarter of 2024 included $352 million of payments on long-term debt and $317 million of cash paid to repurchase an aggregate of 3.6 million shares of our common stock. In the first quarter of 2023, cash flows used in financing activities included $377 million of cash paid to repurchase an aggregate of 5.2 million shares of our common stock.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Operating activities	$1	$4
Investing activities	19	19
Financing activities	(2)	(15)
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $47 million and $35 million in the first quarter of 2024 and 2023, respectively, partially offset by finance receivable originations of $28 million and $17 million, respectively. In the first quarter of 2024 and 2023, financing activities included payments on long-term and nonrecourse debt of $13 million and $15 million, respectively.
Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Operating activities	$(7)	$163
Investing activities	(63)	(29)
Financing activities	(637)	(376)
In the first quarter of 2024, the net cash outflow from operating activities was $7 million, compared with a net cash inflow of $163 million in the first quarter of 2023. The $170 million decrease in cash flows was largely due to changes in working capital, primarily due to the timing of payments on accounts payable.
Cash flows used in investing activities in the first quarter of 2024 included $66 million of capital expenditures. Investing activities in the first quarter of 2023 included $62 million of capital expenditures, partially offset by $20 million of net proceeds from corporate-owned life insurance policies.
Cash flows used in financing activities in the first quarter of 2024 included $365 million of payments on long-term debt and $317 million of cash paid to repurchase shares of our outstanding common stock. In the first quarter of 2023, cash flows used in financing activities included $377 million of cash paid to repurchase shares of our outstanding common stock.
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

Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Reclassification adjustments from investing activities to operating activities:
Cash received from customers	$39	$23
Finance receivable originations for Manufacturing group inventory sales	(17)	(17)
Total reclassification adjustments from investing activities to operating activities	$22	$6
Critical Accounting Estimates Update
Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The accounting estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2023. The following section provides an update of the year-end disclosure.
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

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Gross favorable	$43	$25
Gross unfavorable	(30)	(17)
Net adjustments	$13	$8

Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2023 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended March 30, 2024. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2023 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 30, 2024. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 30, 2024.
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our first quarter of 2024 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
December 31, 2023 – February 3, 2024	500	$85.63	500	27,976
February 4, 2024 – March 2, 2024	1,625	86.34	1,625	26,351
March 3, 2024 – March 30, 2024	1,450	92.55	1,450	24,901
Total	3,575	$88.76	3,575
* These shares were purchased pursuant to a plan authorizing the repurchase of up to 35 million shares of Textron common stock that was approved on July 24, 2023 by our Board of Directors. This share repurchase plan has no expiration date.
Item 5. Other Information
(c) None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended March 30, 2024.
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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 25, 2024	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)