Form 10-Q
period 2024-06-29
TEXTRON INC
filed 2024-07-30
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 12, 2024, there were 187,362,550 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended June 29, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues
Manufacturing product revenues	$2,842	$2,917	$5,274	$5,467
Manufacturing service revenues	673	489	1,361	951
Finance revenues	12	18	27	30
Total revenues	3,527	3,424	6,662	6,448
Costs, expenses and other
Cost of products sold	2,382	2,465	4,451	4,641
Cost of services sold	557	381	1,102	736
Selling and administrative expense	293	289	609	594
Interest expense, net	25	19	45	39
Special charges	13	—	27	—
Non-service components of pension and postretirement income, net	(66)	(59)	(132)	(118)
Total costs, expenses and other	3,204	3,095	6,102	5,892
Income from continuing operations before income taxes	323	329	560	556
Income tax expense	63	66	99	102
Income from continuing operations	260	263	461	454
Loss from discontinued operations	(1)	—	(1)	—
Net income	$259	$263	$460	$454
Basic earnings per share
Continuing operations	$1.37	$1.31	$2.41	$2.24
Diluted Earnings per share
Continuing operations	$1.35	$1.30	$2.38	$2.22
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$259	$263	$460	$454
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	1	—	2	—
Foreign currency translation adjustments	(14)	4	(47)	32
Deferred gains (losses) on hedge contracts, net of reclassifications	1	8	(4)	6
Other comprehensive income (loss)	(12)	12	(49)	38
Comprehensive income	$247	$275	$411	$492
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	June 29, 2024	December 30, 2023
Assets
Manufacturing group
Cash and equivalents	$1,345	$2,121
Accounts receivable, net	847	868
Inventories	4,381	3,914
Other current assets	749	857
Total current assets	7,322	7,760
Property, plant and equipment, less accumulated depreciation and amortization of $5,356 and $5,247, respectively	2,500	2,477
Goodwill	2,295	2,295
Other assets	3,639	3,663
Total Manufacturing group assets	15,756	16,195
Finance group
Cash and equivalents	66	60
Finance receivables, net	585	585
Other assets	20	16
Total Finance group assets	671	661
Total assets	$16,427	$16,856
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$357	$357
Accounts payable	1,120	1,023
Other current liabilities	2,979	2,998
Total current liabilities	4,456	4,378
Other liabilities	1,828	1,904
Long-term debt	2,884	3,169
Total Manufacturing group liabilities	9,168	9,451
Finance group
Other liabilities	65	70
Debt	342	348
Total Finance group liabilities	407	418
Total liabilities	9,575	9,869
Shareholders’ equity
Common stock	25	24
Capital surplus	2,050	1,910
Treasury stock	(844)	(165)
Retained earnings	6,314	5,862
Accumulated other comprehensive loss	(693)	(644)
Total shareholders’ equity	6,852	6,987
Total liabilities and shareholders’ equity	$16,427	$16,856
Common shares outstanding (in thousands)	187,499	192,898
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 29, 2024 and July 1, 2023, respectively

	Consolidated
(In millions)	2024	2023
Cash flows from operating activities
Income from continuing operations	$461	$454
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	178	193
Deferred income taxes	(34)	(77)
Other, net	61	66
Changes in assets and liabilities:
Accounts receivable, net	10	(97)
Inventories	(467)	(553)
Other assets	167	252
Accounts payable	107	207
Other liabilities	(46)	116
Income taxes, net	10	14
Pension, net	(112)	(102)
Captive finance receivables, net	7	(15)
Other operating activities, net	19	2
Net cash provided by operating activities of continuing operations	361	460
Net cash used in operating activities of discontinued operations	(1)	(1)
Net cash provided by operating activities	360	459
Cash flows from investing activities
Capital expenditures	(140)	(145)
Net cash used in business acquisitions	(13)	—
Net proceeds from corporate-owned life insurance policies	26	38
Proceeds from sale of property, plant and equipment	3	—
Finance receivables repaid	31	19
Finance receivables originated	(18)	—
Other investing activities, net	—	2
Net cash used in investing activities	(111)	(86)
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(374)	(34)
Purchases of Textron common stock	(675)	(650)
Dividends paid	(8)	(8)
Proceeds from options exercised	73	31
Other financing activities, net	(25)	(5)
Net cash used in financing activities	(1,009)	(666)
Effect of exchange rate changes on cash and equivalents	(10)	8
Net decrease in cash and equivalents	(770)	(285)
Cash and equivalents at beginning of period	2,181	2,035
Cash and equivalents at end of period	$1,411	$1,750
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 29, 2024 and July 1, 2023, respectively

	Manufacturing Group		Finance Group
(In millions)	2024	2023	2024	2023
Cash flows from operating activities
Income from continuing operations	$441	$438	$20	$16
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	178	193	—	—
Deferred income taxes	(34)	(77)	—	—
Other, net	73	69	(12)	(3)
Changes in assets and liabilities:
Accounts receivable, net	10	(97)	—	—
Inventories	(467)	(553)	—	—
Other assets	168	246	(1)	6
Accounts payable	107	207	—	—
Other liabilities	(42)	125	(4)	(9)
Income taxes, net	12	16	(2)	(2)
Pension, net	(112)	(102)	—	—
Other operating activities, net	19	2	—	—
Net cash provided by operating activities of continuing operations	353	467	1	8
Net cash used in operating activities of discontinued operations	(1)	(1)	—	—
Net cash provided by operating activities	352	466	1	8
Cash flows from investing activities
Capital expenditures	(140)	(145)	—	—
Net cash used in business acquisitions	(13)	—	—	—
Net proceeds from corporate-owned life insurance policies	26	38	—	—
Proceeds from sale of property, plant and equipment	3	—	—	—
Finance receivables repaid	—	—	78	67
Finance receivables originated	—	—	(58)	(63)
Other investing activities, net	—	—	—	2
Net cash provided by (used in) investing activities	(124)	(107)	20	6
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(359)	(3)	(15)	(31)
Purchases of Textron common stock	(675)	(650)	—	—
Dividends paid	(8)	(8)	—	—
Proceeds from options exercised	73	31	—	—
Other financing activities, net	(25)	(5)	—	—
Net cash used in financing activities	(994)	(635)	(15)	(31)
Effect of exchange rate changes on cash and equivalents	(10)	8	—	—
Net increase (decrease) in cash and equivalents	(776)	(268)	6	(17)
Cash and equivalents at beginning of period	2,121	1,963	60	72
Cash and equivalents at end of period	$1,345	$1,695	$66	$55
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
In the second quarter of 2024 and 2023, our cumulative catch-up adjustments increased segment profit by $18 million and $10 million, respectively, and net income by $14 million and $8 million, respectively ($0.07 and $0.04 per diluted share, respectively).
In the first half of 2024 and 2023, our cumulative catch-up adjustments increased segment profit by $31 million and $18 million, respectively, and net income by $24 million and $14 million, respectively ($0.12 and $0.07 per diluted share, respectively).
Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	June 29, 2024	December 30, 2023
Commercial	$767	$831
U.S. Government contracts	101	63
	868	894
Allowance for credit losses	(21)	(26)
Total accounts receivable, net	$847	$868

Finance Receivables
Finance receivables are presented in the following table:

(In millions)	June 29, 2024	December 30, 2023
Finance receivables	$605	$609
Allowance for credit losses	(20)	(24)
Total finance receivables, net	$585	$585
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	June 29, 2024	December 30, 2023
Performing	$570	$571
Watchlist	21	23
Nonaccrual	14	15
Nonaccrual as a percentage of finance receivables	2.31%	2.46%
Current and less than 31 days past due	$587	$589
31-60 days past due	15	16
61-90 days past due	2	—
Over 90 days past due	1	4
60+ days contractual delinquency as a percentage of finance receivables	0.50%	0.66%
At June 29, 2024, 38% of our performing finance receivables were originated since the beginning of 2022 and 28% were originated from 2019 to 2021 with the remainder prior to 2019. For finance receivables categorized as watchlist, 100% were originated from 2020 to 2021, and for nonaccrual, 100% were originated prior to 2021.
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

(In millions)	June 29, 2024	December 30, 2023
Finance receivables evaluated collectively	$511	$508
Finance receivables evaluated individually	14	15
Allowance for credit losses based on collective evaluation	19	21
Allowance for credit losses based on individual evaluation	1	3
Impaired finance receivables with specific allowance for credit losses	$3	$11
Impaired finance receivables with no specific allowance for credit losses	11	4
Unpaid principal balance of impaired finance receivables	21	25
Allowance for credit losses on impaired finance receivables	1	3
Average recorded investment of impaired finance receivables	14	27
Note 3. Inventories
Inventories are composed of the following:

(In millions)	June 29, 2024	December 30, 2023
Finished goods	$1,211	$1,072
Work in process	1,996	1,736
Raw materials and components	1,174	1,106
Total inventories	$4,381	$3,914
Note 4. Accounts Payable and Warranty Liability
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. In June 2024, the maximum amount available under the financing arrangement was increased by $25 million to $200 million. This financing arrangement expires in April 2027. At June 29, 2024 and December 30, 2023, the amount due under the supplier financing arrangement was $118 million and $125 million, respectively.
Warranty Liability
Changes in our warranty liability are as follows:

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Beginning of period	$172	$149
Provision	38	33
Settlements	(36)	(35)
Adjustments*	(2)	13
End of period	$172	$160
* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 5. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our leases have remaining lease terms up to 25 years, which include options to extend the lease term for periods up to 20 years when it is reasonably certain the option will be exercised.
Operating lease cost totaled $18 million and $17 million in the second quarter of 2024 and 2023, respectively, and $36 million and $34 million in the first half of 2024 and 2023, respectively. Finance lease, variable and short-term lease costs were not significant.
Cash paid for operating leases totaled $36 million and $34 million in the first half of 2024 and 2023, respectively, and is classified in cash flows from operating activities. Noncash transaction related to operating leases totaled $28 million and $24 million in the first half of 2024 and 2023, respectively, reflecting new or extended leases. In the second quarter of 2024, non-cash transactions also reflected the recognition of a $72 million asset and liability related to a new finance lease. Cash paid for finance leases was not significant.
Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	June 29, 2024	December 30, 2023
Operating leases:
Other assets	$370	$371
Other current liabilities	57	55
Other liabilities	323	326
Weighted-average remaining lease term (in years)	10.0	10.3
Weighted-average discount rate	4.74%	4.70%
Finance leases:
Property, plant and equipment, less accumulated amortization of $7 million and $8 million, respectively	$89	$20
Current portion of long-term debt	1	1
Long-term debt	88	22
Weighted-average remaining lease term (in years)	5.4	14.9
Weighted-average discount rate	6.45%	4.55%
Maturities of our lease liabilities at June 29, 2024 are as follows:

(In millions)	Operating Leases	Finance Leases
2024	$37	$3
2025	67	7
2026	52	7
2027	45	6
2028	42	74
Thereafter	243	16
Total lease payments	486	113
Less: interest	(106)	(24)
Total lease liabilities	$380	$89

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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At June 29, 2024 and December 30, 2023, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $631 million and $478 million, respectively. At June 29, 2024, the fair value amounts of our foreign currency exchange contracts were a $5 million asset and a $10 million liability. At December 30, 2023, the fair value amount of our foreign currency exchange contracts were a $4 million asset and a $3 million liability.
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
At June 29, 2024 and December 30, 2023, we had interest rate swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $185 million that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.17%; these agreements have maturities ranging from August 2025 to August 2028. At June 29, 2024 and December 30, 2023, we had an interest rate swap agreement with a notional amount of $25 million that matures in June 2025 and effectively converts variable-rate interest on a term loan to a fixed rate of 4.13%. The fair value of our outstanding interest rate swap agreements was a $6 million asset at June 29, 2024 and a $4 million asset at December 30, 2023.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	June 29, 2024		December 30, 2023
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,167)	$(2,956)	$(3,520)	$(3,342)
Finance group
Finance receivables, excluding leases	422	431	417	423
Debt	(342)	(310)	(348)	(293)

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
Note 7. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended June 29, 2024
Beginning of period	$25	$2,012	$(484)	$6,059	$(681)	$6,931
Net income	—	—	—	259	—	259
Other comprehensive loss	—	—	—	—	(12)	(12)
Share-based compensation activity	—	38	—	—	—	38
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(360)	—	—	(360)
End of period	$25	$2,050	$(844)	$6,314	$(693)	$6,852
Three months ended July 1, 2023
Beginning of period	$26	$1,942	$(464)	$6,090	$(586)	$7,008
Net income	—	—	—	263	—	263
Other comprehensive income	—	—	—	—	12	12
Share-based compensation activity	—	31	—	—	—	31
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(276)	—	—	(276)
End of period	$26	$1,973	$(740)	$6,349	$(574)	$7,034
Six months ended June 29, 2024
Beginning of period	$24	$1,910	$(165)	$5,862	$(644)	$6,987
Net income	—	—	—	460	—	460
Other comprehensive loss	—	—	—	—	(49)	(49)
Share-based compensation activity	1	140	—	—	—	141
Dividends declared	—	—	—	(8)	—	(8)
Purchases of common stock, including excise tax*	—	—	(679)	—	—	(679)
End of period	$25	$2,050	$(844)	$6,314	$(693)	$6,852
Six months ended July 1, 2023
Beginning of period	$26	$1,880	$(84)	$5,903	$(612)	$7,113
Net income	—	—	—	454	—	454
Other comprehensive income	—	—	—	—	38	38
Share-based compensation activity	—	93	—	—	—	93
Dividends declared	—	—	—	(8)	—	(8)
Purchases of common stock, including excise tax*	—	—	(656)	—	—	(656)
End of period	$26	$1,973	$(740)	$6,349	$(574)	$7,034
*Includes amounts accrued for excise tax imposed on common share repurchases of $2 million and $4 million for the second quarter and first half of 2024, respectively, and $3 million and $6 million for the second quarter and first half of 2023, respectively.
Dividends per share of common stock were $0.02 for both the second quarter of 2024 and 2023 and $0.04 for both the first half of 2024 and 2023.

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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic weighted-average shares outstanding	189,746	200,701	191,273	202,768
Dilutive effect of stock options	2,109	1,808	2,085	1,992
Diluted weighted-average shares outstanding	191,855	202,509	193,358	204,760
Stock options to purchase 1.0 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for both the second quarter and first half of 2024 as their effect would have been anti-dilutive. For both the second quarter and first half of 2023, stock options to purchase 2.0 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$(598)	$(49)	$3	$(644)
Other comprehensive loss before reclassifications	—	(47)	(4)	(51)
Reclassified from Accumulated other comprehensive loss	2	—	—	2
Balance at June 29, 2024	$(596)	$(96)	$(1)	$(693)
Balance at December 31, 2022	$(516)	$(94)	$(2)	$(612)
Other comprehensive income before reclassifications	—	32	3	35
Reclassified from Accumulated other comprehensive loss	—	—	3	3
Balance at July 1, 2023	$(516)	$(62)	$4	$(574)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	June 29, 2024			July 1, 2023
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(1)	$—	$(1)	$(1)	$—	$(1)
Amortization of prior service cost*	2	—	2	2	(1)	1
Pension and postretirement benefits adjustments, net	1	—	1	1	(1)	—
Foreign currency translation adjustments	(14)	—	(14)	4	—	4
Deferred gains (losses) on hedge contracts:
Current deferrals	1	—	1	7	(1)	6
Reclassification adjustments	(1)	1	—	2	—	2
Deferred gains (losses) on hedge contracts, net	—	1	1	9	(1)	8
Total	$(13)	$1	$(12)	$14	$(2)	$12
Six Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(2)	$—	$(2)	$(3)	$1	$(2)
Amortization of prior service cost*	4	—	4	4	(2)	2
Pension and postretirement benefits adjustments, net	2	—	2	1	(1)	—
Foreign currency translation adjustments	(47)	—	(47)	32	—	32
Deferred gains (losses) on hedge contracts:
Current deferrals	(6)	2	(4)	3	—	3
Reclassification adjustments	(2)	2	—	4	(1)	3
Deferred gains (losses) on hedge contracts, net	(8)	4	(4)	7	(1)	6
Total	$(53)	$4	$(49)	$40	$(2)	$38
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
Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are included in the table below:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues
Textron Aviation	$1,475	$1,362	$2,663	$2,511
Bell	794	701	1,521	1,322
Textron Systems	323	306	629	612
Industrial	914	1,026	1,806	1,958
Textron eAviation	9	11	16	15
Finance	12	18	27	30
Total revenues	$3,527	$3,424	$6,662	$6,448
Segment Profit
Textron Aviation	$195	$171	$338	$296
Bell	82	65	162	125
Textron Systems	35	37	73	71
Industrial	42	79	71	120
Textron eAviation	(18)	(12)	(36)	(21)
Finance	7	12	25	20
Segment profit	343	352	633	611
Corporate expenses and other, net	(17)	(21)	(79)	(60)
Interest expense, net for Manufacturing group	(20)	(16)	(35)	(33)
LIFO inventory provision	(27)	(35)	(47)	(60)
Intangible asset amortization	(9)	(10)	(17)	(20)
Special charges	(13)	—	(27)	—
Non-service components of pension and postretirement income, net	66	59	132	118
Income from continuing operations before income taxes	$323	$329	$560	$556
Note 9. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Aircraft	$975	$920	$1,707	$1,638
Aftermarket parts and services	500	442	956	873
Textron Aviation	1,475	1,362	$2,663	$2,511
Military aircraft and support programs	499	395	979	780
Commercial helicopters, parts and services	295	306	542	542
Bell	794	701	$1,521	$1,322
Textron Systems	323	306	$629	$612
Fuel systems and functional components	492	523	980	1,011
Specialized vehicles	422	503	826	947
Industrial	914	1,026	$1,806	$1,958
Textron eAviation	9	11	$16	$15
Finance	12	18	$27	$30
Total revenues	$3,527	$3,424	$6,662	$6,448

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended June 29, 2024
Customer type:
Commercial	$1,343	$288	$79	$908	$9	$12	$2,639
U.S. Government	132	506	244	6	—	—	888
Total revenues	$1,475	$794	$323	$914	$9	$12	$3,527
Geographic location:
United States	$1,147	$639	$283	$497	$5	$4	$2,575
Europe	91	14	12	183	3	—	303
Other international	237	141	28	234	1	8	649
Total revenues	$1,475	$794	$323	$914	$9	$12	$3,527
Three months ended July 1, 2023
Customer type:
Commercial	$1,321	$301	$70	$1,024	$11	$18	$2,745
U.S. Government	41	400	236	2	—	—	679
Total revenues	$1,362	$701	$306	$1,026	$11	$18	$3,424
Geographic location:
United States	$933	$534	$274	$566	$7	$4	$2,318
Europe	159	35	17	201	4	1	417
Other international	270	132	15	259	—	13	689
Total revenues	$1,362	$701	$306	$1,026	$11	$18	$3,424
Six months ended June 29, 2024
Customer type:
Commercial	$2,498	$527	$151	$1,792	$16	$27	$5,011
U.S. Government	165	994	478	14	—	—	1,651
Total revenues	$2,663	$1,521	$629	$1,806	$16	$27	$6,662
Geographic location:
United States	$2,097	$1,198	$557	$957	$9	$8	$4,826
Europe	153	37	25	381	5	5	606
Other international	413	286	47	468	2	14	1,230
Total revenues	$2,663	$1,521	$629	$1,806	$16	$27	$6,662
Six months ended July 1, 2023
Customer type:
Commercial	$2,428	$533	$144	$1,951	$15	$30	$5,101
U.S. Government	83	789	468	7	—	—	1,347
Total revenues	$2,511	$1,322	$612	$1,958	$15	$30	$6,448
Geographic location:
United States	$1,769	$994	$549	$1,060	$8	$8	$4,388
Europe	225	54	31	405	6	1	722
Other international	517	274	32	493	1	21	1,338
Total revenues	$2,511	$1,322	$612	$1,958	$15	$30	$6,448
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At June 29, 2024, we had $13.4 billion in remaining performance obligations of which we expect to recognize revenues of approximately 82% through 2025, an additional 16% through 2027, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At June 29, 2024 and December 30, 2023, contract assets totaled $351 million and $513 million, respectively, and contract liabilities totaled $1.9 billion and $1.8 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $333 million and $380 million in the second quarter of 2024 and 2023, respectively, and $660 million and $696 million in the first half of 2024 and 2023, respectively, that were included in the contract liability balance at the beginning of each year.

Note 10. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Pension Benefits
Service cost	$17	$16	$34	$33
Interest cost	91	91	181	182
Expected return on plan assets	(159)	(153)	(318)	(305)
Amortization of net actuarial loss	1	1	2	1
Amortization of prior service cost	3	3	5	6
Net periodic benefit income*	$(47)	$(42)	$(96)	$(83)
Postretirement Benefits Other Than Pensions
Service cost	$1	$1	$1	$1
Interest cost	1	2	$3	$4
Amortization of net actuarial gain	(2)	(2)	(4)	(4)
Amortization of prior service credit	(1)	(1)	(1)	(2)
Net periodic benefit income	$(1)	$—	$(1)	$(1)
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $2 million for both the second quarter of 2024 and 2023 and $6 million for both the first half of 2024 and 2023.
Note 11. Special Charges
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
In connection with this plan, special charges totaled $13 million in the second quarter of 2024, related to headcount reductions at the Industrial segment. In the first half of 2024, special charges totaled $27 million, which included $26 million in severance costs and $1 million in asset impairment charges; we recorded $15 million of these charges at the Industrial segment, $7 million at the Textron Systems segment and $5 million at the Bell segment. We expect to incur additional special charges in the second half of 2024 in the range of $12 million to $17 million, largely related to headcount reductions at the Industrial segment.
Since inception of the 2023 restructuring plan, we have incurred $153 million in special charges, including severance costs of $65 million, which included $35 million at the Industrial segment, $18 million at the Bell segment and $12 million at the Textron Systems segment; and asset impairment charges of $88 million at the Industrial segment.
Headcount reductions since inception of the plan are expected to total approximately 1,500 positions, representing 4% of our global workforce. We estimate that remaining future cash outlays under this plan will be in the range of $50 million to $55 million, most of which we expect to pay in 2024. We expect charges under this plan to be substantially completed by the end of 2024.
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 30, 2023	$42	$5	$47
Provision for 2023 Restructuring Plan	26	—	26
Cash paid	(29)	—	(29)
Foreign currency translation	(1)	—	(1)
Balance at June 29, 2024	$38	$5	$43

Note 12. Income Taxes
Our effective tax rate for the second quarter and first half of 2024 was 19.5% and 17.7%, respectively. In the second quarter and first half of 2024, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
Our effective tax rate for the second quarter and first half of 2023 was 20.1% and 18.3%, respectively. In the first half of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income, partially offset by a $7 million provision for withholding taxes due to the planned repatriation of cash related to a non-U.S. jurisdiction.
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

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Revenues	$3,527	$3,424	3%	$6,662	$6,448	3%
Cost of sales	2,939	2,846	3%	5,553	5,377	3%
Gross margin as a % of Manufacturing revenues	16.4%	16.4%		16.3%	16.2%
Selling and administrative expense	293	289	1%	609	594	3%
Interest expense, net	25	19	32%	45	39	15%
Special charges	13	—	100%	27	—	100%
Non-service components of pension and postretirement income, net	66	59	12%	132	118	12%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 21 to 26.
Revenues
Revenues increased $103 million, 3%, in the second quarter of 2024, compared with the second quarter of 2023. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $113 million, reflecting higher pricing of $57 million and higher volume and mix of $56 million.
•Higher Bell revenues of $93 million, largely due to higher military volume of $104 million, primarily related to the FLRAA program, partially offset by lower volume on the V-22 program.
•Higher Textron Systems revenues of $17 million, largely due to higher volume.
•Lower Industrial revenues of $112 million, largely due to lower volume and mix of $119 million, principally in the Specialized Vehicles product line.

Revenues increased $214 million, 3%, in the first half of 2024, compared with the first half of 2023. The revenue increase primarily included the following factors:
•Higher Bell revenues of $199 million, reflecting higher military volume of $199 million, primarily related to the FLRAA program, partially offset by lower volume on the V-22 program.
•Higher Textron Aviation revenues of $152 million, reflecting higher pricing of $105 million and higher volume and mix of $47 million.
•Higher Textron Systems revenues of $17 million, largely due to higher volume.
•Lower Industrial revenues of $152 million, largely due to lower volume and mix of $170 million, principally in the Specialized Vehicles product line, partially offset by higher pricing of $29 million.
Cost of Sales and Selling and Administrative Expense
Cost of sales includes cost of products and services sold for the Manufacturing group. Cost of sales increased $93 million, 3%, and $176 million, 3% in the second quarter and first half of 2024, respectively, compared with the corresponding periods of 2023. The increase in both periods included the impact from inflation of $62 million and $116 million, respectively, and higher net volume and mix of $43 million and $105 million, respectively.
Selling and administrative expense increased $4 million, 1%, and $15 million, 3%, in the second quarter and first half of 2024, respectively, compared with the corresponding periods of 2023. The increase in the first half of 2024, was primarily due to higher share-based compensation expense, partially offset by a gain on a legal settlement.

Interest Expense
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group.
In the second quarter of 2024, interest expense, net increased $6 million, 32%, compared with the second quarter of 2023, primarily due to an increase in the weighted-average interest rate. In the first half of 2024, interest expense, net increased $6 million, 15%, compared with the first half of 2023, due to an increase in the weighted-average interest rate and higher average debt outstanding, partially offset by higher interest income of $5 million. For the second quarter and first half of 2024, gross interest expense totaled $36 million and $74 million, respectively. Gross interest expense for the second quarter and first half of 2023 totaled $31 million and $63 million, respectively.
Special Charges
Special charges include restructuring activities and asset impairment charges as described in Note 11 to the Consolidated Financial Statements in Item 1. Financial Statements.
Income Taxes
Our effective tax rate for the second quarter and first half of 2024 was 19.5% and 17.7%, respectively. In the second quarter and first half of 2024, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
Our effective tax rate for the second quarter and first half of 2023 was 20.1% and 18.3%, respectively. In the first half of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income, partially offset by a $7 million provision for withholding taxes due to the planned repatriation of cash related to a non-U.S. jurisdiction.
Backlog
Our backlog is summarized below:

(In millions)	June 29, 2024	December 30, 2023
Textron Aviation	$7,464	$7,169
Bell	4,242	4,780
Textron Systems	1,712	1,950
Total backlog	$13,418	$13,899
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
Textron Aviation

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Revenues:
Aircraft	$975	$920	6%	$1,707	$1,638	4%
Aftermarket parts and services	500	442	13%	956	873	10%
Total revenues	1,475	1,362	8%	2,663	2,511	6%
Operating expenses	1,280	1,191	7%	2,325	2,215	5%
Segment profit	$195	$171	14%	$338	$296	14%
Profit margin	13.2%	12.6%		12.7%	11.8%
Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q2 2024 versus Q2 2023	YTD 2024 versus YTD 2023
Pricing	$57	$105
Volume and mix	56	47
Total change	$113	$152
Textron Aviation’s revenues increased $113 million, 8%, in the second quarter of 2024, compared with the second quarter of 2023, reflecting higher pricing of $57 million and higher volume and mix of $56 million. The increase in volume and mix includes higher commercial turboprop and aftermarket volume, partially offset by lower defense volume. We delivered 42 Citation jets and 44 commercial turboprops in the second quarter of 2024, compared with 44 Citation jets and 37 commercial turboprops in the second quarter of 2023.
Textron Aviation’s revenues increased $152 million, 6%, in the first half of 2024, compared with the first half of 2023, reflecting higher pricing of $105 million and higher volume and mix of $47 million. The increase in volume and mix includes higher aftermarket volume and a favorable mix of Citation jets, partially offset by lower defense volume. We delivered 78 Citation jets and 64 commercial turboprops in the first half of 2024, compared with 79 Citation jets and 71 commercial turboprops in the first half of 2023.
Textron Aviation’s operating expenses increased $89 million, 7%, in the second quarter of 2024, compared with the second quarter of 2023, largely due to inflation of $35 million and higher volume and mix described above.
Textron Aviation’s operating expenses increased $110 million, 5%, in the first half of 2024, compared with the first half of 2023, largely due to inflation of $69 million and higher volume and mix described above.
Textron Aviation Segment Profit
The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q2 2024 versus Q2 2023	YTD 2024 versus YTD 2023
Pricing, net of inflation	$22	$36
Volume and mix	35	33
Performance	(33)	(27)
Total change	$24	$42
Segment profit at Textron Aviation increased $24 million, 14%, in the second quarter of 2024, compared with the second quarter of 2023, reflecting higher volume and mix described above and $22 million of favorable pricing, net of inflation, partially offset by an unfavorable impact from performance of $33 million.

Segment profit at Textron Aviation increased $42 million, 14%, in the first half of 2024, compared with the first half of 2023, reflecting favorable pricing, net of inflation of $36 million and higher volume and mix, partially offset by an unfavorable impact from performance of $27 million.

Bell

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Revenues:
Military aircraft and support programs	$499	$395	26%	$979	$780	26%
Commercial helicopters, parts and services	295	306	(4)%	542	542	—%
Total revenues	794	701	13%	1,521	1,322	15%
Operating expenses	712	636	12%	1,359	1,197	14%
Segment profit	$82	$65	26%	$162	$125	30%
Profit margin	10.3%	9.3%		10.7%	9.5%
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
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q2 2024 versus Q2 2023	YTD 2024 versus YTD 2023
Volume and mix	$75	$164
Pricing	18	35
Total change	$93	$199
Bell’s revenues increased $93 million, 13%, in the second quarter of 2024, compared with the second quarter of 2023, reflecting higher volume and mix of $75 million and higher pricing of $18 million. Volume and mix included higher military volume of $104 million, primarily related to the FLRAA program, partially offset by lower volume on the V-22 program. Commercial volume and mix decreased $29 million, as we delivered 32 commercial helicopters in the second quarter of 2024, compared with 35 commercial helicopters in the second quarter of 2023.

Bell’s revenues increased $199 million, 15%, in the first half of 2024, compared with the first half of 2023, reflecting higher volume and mix of $164 million and higher pricing of $35 million. Volume and mix included higher military volume of $199 million, primarily related to the FLRAA program, partially offset by lower volume on the V-22 program. Commercial volume and mix decreased $35 million, as we delivered 50 commercial helicopters in the first half of 2024, compared with 57 commercial helicopters in the first half of 2023.
Bell’s operating expenses increased $76 million, 12%, and $162 million, 14% in the second quarter and first half of 2024, respectively, compared with the corresponding periods of 2023, primarily due to higher volume and mix described above.
Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q2 2024 versus Q2 2023	YTD 2024 versus YTD 2023
Performance	$39	$69
Pricing, net of inflation	1	5
Volume and mix	(23)	(37)
Total change	$17	$37

Bell’s segment profit increased $17 million, 26%, in the second quarter of 2024, compared with the second quarter of 2023, largely due to a favorable impact from performance of $39 million, partially offset by lower volume and mix, reflecting the mix of products and services sold in the period.
Bell’s segment profit increased $37 million, 30%, in the first half of 2024, compared with the first half of 2023, largely due to a favorable impact from performance of $69 million, partially offset by lower volume and mix, reflecting the mix of products and services sold in the period.
In the second quarter and first half of 2024, lower research and development costs of $45 million and $55 million, respectively, had a favorable impact on performance and was largely due to the winddown of the Future Attack Reconnaissance Aircraft Program.
Textron Systems

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Revenues	$323	$306	6%	$629	$612	3%
Operating expenses	288	269	7%	556	541	3%
Segment profit	$35	$37	(5)%	$73	$71	3%
Profit margin	10.8%	12.1%		11.6%	11.6%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q2 2024 versus Q2 2023	YTD 2024 versus YTD 2023
Volume	$14	$10
Pricing	3	7
Total change	$17	$17
Textron Systems' revenues increased $17 million, 6%, and $17 million, 3%, in the second quarter and first half of 2024, respectively, compared with the corresponding periods of 2023, primarily due to higher volume.
Textron Systems’ operating expenses increased $19 million, 7%, and $15 million, 3%, in the in the second quarter and first half of 2024, respectively, compared with the corresponding periods of 2023, primarily due to higher volume.
Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q2 2024 versus Q2 2023	YTD 2024 versus YTD 2023
Pricing, net of inflation	$1	$3
Volume and mix	—	1
Performance	(3)	(2)
Total change	$(2)	$2
Textron Systems’ segment profit decreased $2 million, 5%, in the second quarter of 2024, compared with the second quarter of 2023, primarily due to an unfavorable impact from performance.
Textron Systems’ segment profit increased $2 million, 3%, in the first half of 2024, compared with the first half of 2023, largely reflecting higher pricing, net of inflation.

Industrial

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Revenues:
Kautex	$492	$523	(6)%	$980	$1,011	(3)%
Specialized vehicles	422	503	(16)%	826	947	(13)%
Total revenues	914	1,026	(11)%	1,806	1,958	(8)%
Operating expenses	872	947	(8)%	1,735	1,838	(6)%
Segment profit	$42	$79	(47)%	$71	$120	(41)%
Profit margin	4.6%	7.7%		3.9%	6.1%
Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q2 2024 versus Q2 2023	YTD 2024 versus YTD 2023
Volume and mix	$(119)	$(170)
Foreign exchange	(6)	(11)
Pricing	13	29
Total change	$(112)	$(152)
Industrial segment revenues decreased $112 million, 11%, in the second quarter of 2024, compared with the second quarter of 2023, largely due to lower volume and mix of $119 million, principally in the Specialized Vehicles product line.
Industrial segment revenues decreased $152 million, 8%, in the first half of 2024, compared with the first half of 2023, largely due to lower volume and mix of $170 million, principally in the Specialized Vehicles product line, partially offset by higher pricing of $29 million in the segment.
Industrial's operating expenses decreased $75 million, 8%, and $103 million, 6%, in the second quarter and first half of 2024, respectively, compared with the corresponding periods in 2023, principally reflecting the impact of lower volume and mix described above.
Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q2 2024 versus Q2 2023	YTD 2024 versus YTD 2023
Volume and mix	$(30)	$(44)
Performance	(5)	(5)
Foreign exchange	—	(1)
Pricing, net of inflation	(2)	1
Total change	$(37)	$(49)
Segment profit for the Industrial segment decreased $37 million, 47%, and $49 million, 41%, in the second quarter and first half of 2024, compared with the corresponding periods of 2023, largely due to lower volume and mix described above.
Textron eAviation

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Revenues	$9	$11	(18)%	$16	$15	7%
Operating expenses	27	23	17%	52	36	44%
Segment loss	$(18)	$(12)	50%	$(36)	$(21)	71%

Textron eAviation Revenues and Operating Expenses
The following factors contributed to the change in Textron eAviation’s revenues for the periods:

(In millions)	Q2 2024 versus Q2 2023	YTD 2024 versus YTD 2023
Volume and mix	$(4)	$(2)
Other	2	3
Total change	$(2)	$1
Textron eAviation segment revenues decreased $2 million, 18% in the second quarter of 2024, compared with the second quarter of 2023, primarily reflecting lower volume and mix.
Textron eAviation's operating expenses increased $4 million and $16 million, in the second quarter and first half of 2024, respectively, compared with the corresponding periods of 2023, primarily related to higher research and development costs.
Textron eAviation Segment Loss
The following factors contributed to the change in Textron eAviation’s segment loss for the periods:

(In millions)	Q2 2024 versus Q2 2023	YTD 2024 versus YTD 2023
Performance and other	$(4)	$(14)
Volume and mix	(2)	(1)
Total change	$(6)	$(15)
Textron eAviation's segment loss increased $6 million and $15 million in the second quarter and first half of 2024, respectively, compared with the corresponding periods of 2023. The increase in the first half of 2024 was largely due to an unfavorable impact from performance and other, primarily reflecting higher research and development costs.
Finance

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	$12	$18	$27	$30
Segment profit	7	12	25	20
Finance segment revenues decreased $6 million and $3 million in the second quarter and first half of 2024, respectively, compared with the corresponding periods of 2023. Segment profit decreased $5 million in the second quarter of 2024 and increased $5 million in the first half of 2024, compared with the corresponding periods of 2023. The increase in segment profit in the first half of 2024 was largely due to an $8 million recovery of amounts that were previously written off related to one customer relationship. The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	June 29, 2024	December 30, 2023
Finance receivables	$605	$609
Allowance for credit losses	20	24
Ratio of allowance for credit losses to finance receivables	3.31%	3.94%
Nonaccrual finance receivables	14	15
Ratio of nonaccrual finance receivables to finance receivables	2.31%	2.46%
60+ days contractual delinquency	3	4
60+ days contractual delinquency as a percentage of finance receivables	0.50%	0.66%
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	June 29, 2024	December 30, 2023
Manufacturing group
Cash and equivalents	$1,345	$2,121
Debt	3,241	3,526
Shareholders’ equity	6,852	6,987
Capital (debt plus shareholders’ equity)	10,093	10,513
Net debt (net of cash and equivalents) to capital	22%	17%
Debt to capital	32%	34%
Finance group
Cash and equivalents	$66	$60
Debt	342	348
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
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At June 29, 2024 and December 30, 2023, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. On March 1, 2024, we repaid our $350 million 4.30% Notes due March 2024.
Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Operating activities	$353	$467
Investing activities	(124)	(107)
Financing activities	(994)	(635)
In the first half of 2024, cash flows from operating activities of continuing operations decreased $114 million to $353 million, compared with $467 million in the first half of 2023, largely due to changes in working capital.
Cash flows used in investing activities included $140 million and $145 million of capital expenditures in the first half of 2024 and 2023, respectively, partially offset by $26 million and $38 million of net proceeds from corporate-owned life insurance policies, respectively.

Cash flows used in financing activities in the first half of 2024 included $675 million of cash paid to repurchase an aggregate of 7.7 million shares of our common stock and $359 million of payments on long-term debt. In the first half of 2023, cash flows used in financing activities included $650 million of cash paid to repurchase an aggregate of 9.4 million shares of our common stock.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Operating activities	$1	$8
Investing activities	20	6
Financing activities	(15)	(31)
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $78 million and $67 million in the first half of 2024 and 2023, respectively, partially offset by finance receivable originations of $58 million and $63 million, respectively. In the first half of 2024 and 2023, financing activities included payments on long-term and nonrecourse debt of $15 million and $31 million, respectively.
Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Operating activities	$361	$460
Investing activities	(111)	(86)
Financing activities	(1,009)	(666)
In the first half of 2024, cash flows from operating activities of continuing operations decreased $99 million to $361 million, compared with $460 million in the first half of 2023, largely due to changes in working capital, partially offset by a net cash inflow from captive financing activities of $22 million.
Cash flows used in investing activities included $140 million and $145 million of capital expenditures in the first half of 2024 and 2023, respectively, partially offset by $26 million and $38 million of net proceeds from corporate-owned life insurance policies, respectively.
Cash flows used in financing activities in the first half of 2024 included $675 million of cash paid to repurchase shares of our outstanding common stock and $374 million of payments on long-term debt. In the first half of 2023, cash flows used in financing activities included $650 million of cash paid to repurchase shares of our outstanding common stock.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Reclassification adjustments from investing activities to operating activities:
Cash received from customers	$47	$48
Finance receivable originations for Manufacturing group inventory sales	(40)	(63)
Total reclassification adjustments from investing activities to operating activities	$7	$(15)
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

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross favorable	$29	$24	$72	$49
Gross unfavorable	(11)	(14)	(41)	(31)
Net adjustments	$18	$10	$31	$18

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended June 29, 2024. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2023 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 29, 2024. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 29, 2024.
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our second quarter of 2024 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
March 31, 2024 – May 4, 2024	1,225	$89.76	1,225	23,676
May 5, 2024 – June 1, 2024	1,625	87.37	1,625	22,051
June 2, 2024 – June 29, 2024	1,225	86.09	1,225	20,826
Total	4,075	$87.70	4,075
* These shares were purchased pursuant to a plan authorizing the repurchase of up to 35 million shares of Textron common stock that was approved on July 24, 2023 by our Board of Directors. This share repurchase plan has no expiration date.
Item 5. Other Information
(c) None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended June 29, 2024.
Item 6. Exhibits

10.1	Textron Inc. 2024 Long-Term Incentive Plan

10.2	Form of Stock-Settled Restricted Stock Unit (with Dividend Equivalents) Grant Agreement for Non-Employee Directors under 2024 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 30, 2024	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)