Form 10-Q
period 2024-09-28
TEXTRON INC
filed 2024-10-24
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 11, 2024, there were 185,511,585 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended September 28, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues
Manufacturing product revenues	$2,955	$2,791	$8,229	$8,258
Manufacturing service revenues	460	539	1,821	1,490
Finance revenues	12	13	39	43
Total revenues	3,427	3,343	10,089	9,791
Costs, expenses and other
Cost of products sold	2,587	2,355	7,038	6,996
Cost of services sold	348	424	1,450	1,160
Selling and administrative expense	282	303	891	897
Interest expense, net	26	19	71	58
Special charges	(2)	—	25	—
Non-service components of pension and postretirement income, net	(66)	(59)	(198)	(177)
Total costs, expenses and other	3,175	3,042	9,277	8,934
Income from continuing operations before income taxes	252	301	812	857
Income tax expense	29	32	128	134
Income from continuing operations	223	269	684	723
Loss from discontinued operations	—	—	(1)	—
Net income	$223	$269	$683	$723
Basic Earnings per share
Continuing operations	$1.19	$1.36	$3.60	$3.59
Diluted Earnings per share
Continuing operations	$1.18	$1.35	$3.56	$3.56
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$223	$269	$683	$723
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	—	—	2	—
Foreign currency translation adjustments	59	(51)	12	(19)
Deferred gains (losses) on hedge contracts, net of reclassifications	2	(3)	(2)	3
Other comprehensive income (loss)	61	(54)	12	(16)
Comprehensive income	$284	$215	$695	$707
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	September 28, 2024	December 30, 2023
Assets
Manufacturing group
Cash and equivalents	$1,289	$2,121
Accounts receivable, net	888	868
Inventories	4,410	3,914
Other current assets	750	857
Total current assets	7,337	7,760
Property, plant and equipment, less accumulated depreciation and amortization of $5,451 and $5,247, respectively	2,484	2,477
Goodwill	2,307	2,295
Other assets	3,656	3,663
Total Manufacturing group assets	15,784	16,195
Finance group
Cash and equivalents	58	60
Finance receivables, net	595	585
Other assets	15	16
Total Finance group assets	668	661
Total assets	$16,452	$16,856
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$357	$357
Accounts payable	1,097	1,023
Other current liabilities	2,905	2,998
Total current liabilities	4,359	4,378
Other liabilities	1,855	1,904
Long-term debt	2,884	3,169
Total Manufacturing group liabilities	9,098	9,451
Finance group
Other liabilities	62	70
Debt	341	348
Total Finance group liabilities	403	418
Total liabilities	9,501	9,869
Shareholders’ equity
Common stock	25	24
Capital surplus	2,086	1,910
Treasury stock	(1,061)	(165)
Retained earnings	6,533	5,862
Accumulated other comprehensive loss	(632)	(644)
Total shareholders’ equity	6,951	6,987
Total liabilities and shareholders’ equity	$16,452	$16,856
Common shares outstanding (in thousands)	185,505	192,898
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 28, 2024 and September 30, 2023, respectively

	Consolidated
(In millions)	2024	2023
Cash flows from operating activities
Income from continuing operations	$684	$723
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	279	292
Deferred income taxes	(18)	(113)
Other, net	88	74
Changes in assets and liabilities:
Accounts receivable, net	(21)	(45)
Inventories	(471)	(659)
Other assets	170	267
Accounts payable	77	202
Other liabilities	(77)	120
Income taxes, net	5	37
Pension, net	(169)	(152)
Captive finance receivables, net	4	(32)
Other operating activities, net	18	4
Net cash provided by operating activities of continuing operations	569	718
Net cash used in operating activities of discontinued operations	(1)	(1)
Net cash provided by operating activities	568	717
Cash flows from investing activities
Capital expenditures	(211)	(224)
Net cash used in business acquisitions	(13)	(1)
Net proceeds from corporate-owned life insurance policies	27	39
Proceeds from sale of property, plant and equipment	3	4
Finance receivables repaid	23	26
Finance receivables originated	(18)	—
Other investing activities, net	—	2
Net cash used in investing activities	(189)	(154)
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(375)	(41)
Purchases of Textron common stock	(890)	(885)
Dividends paid	(8)	(12)
Proceeds from options exercised	84	66
Other financing activities, net	(25)	(5)
Net cash used in financing activities	(1,214)	(877)
Effect of exchange rate changes on cash and equivalents	1	(5)
Net decrease in cash and equivalents	(834)	(319)
Cash and equivalents at beginning of period	2,181	2,035
Cash and equivalents at end of period	$1,347	$1,716
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 28, 2024 and September 30, 2023, respectively

	Manufacturing Group		Finance Group
(In millions)	2024	2023	2024	2023
Cash flows from operating activities
Income from continuing operations	$660	$690	$24	$33
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	279	292	—	—
Deferred income taxes	(17)	(110)	(1)	(3)
Other, net	100	93	(12)	(19)
Changes in assets and liabilities:
Accounts receivable, net	(21)	(45)	—	—
Inventories	(471)	(659)	—	—
Other assets	170	260	—	7
Accounts payable	77	202	—	—
Other liabilities	(70)	129	(7)	(9)
Income taxes, net	5	33	—	4
Pension, net	(169)	(152)	—	—
Other operating activities, net	18	4	—	—
Net cash provided by operating activities of continuing operations	561	737	4	13
Net cash used in operating activities of discontinued operations	(1)	(1)	—	—
Net cash provided by operating activities	560	736	4	13
Cash flows from investing activities
Capital expenditures	(211)	(224)	—	—
Net cash used in business acquisitions	(13)	(1)	—	—
Net proceeds from corporate-owned life insurance policies	27	39	—	—
Proceeds from sale of property, plant and equipment	3	4	—	—
Finance receivables repaid	—	—	99	116
Finance receivables originated	—	—	(90)	(122)
Other investing activities, net	—	—	—	2
Net cash provided by (used in) investing activities	(194)	(182)	9	(4)
Cash flows from financing activities
Principal payments on long-term debt and nonrecourse debt	(360)	(5)	(15)	(36)
Purchases of Textron common stock	(890)	(885)	—	—
Dividends paid	(8)	(12)	—	—
Proceeds from options exercised	84	66	—	—
Other financing activities, net	(25)	(5)	—	—
Net cash used in financing activities	(1,199)	(841)	(15)	(36)
Effect of exchange rate changes on cash and equivalents	1	(5)	—	—
Net decrease in cash and equivalents	(832)	(292)	(2)	(27)
Cash and equivalents at beginning of period	2,121	1,963	60	72
Cash and equivalents at end of period	$1,289	$1,671	$58	$45
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
In the third quarter of 2024 and 2023, our cumulative catch-up adjustments increased segment profit by $10 million and $18 million, respectively, and net income by $7 million and $14 million, respectively ($0.04 and $0.07 per diluted share, respectively). In the first nine months of 2024 and 2023, our cumulative catch-up adjustments increased segment profit by $41 million and $36 million, respectively, and net income by $31 million and $28 million, respectively ($0.16 and $0.14 per diluted share, respectively).
Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	September 28, 2024	December 30, 2023
Commercial	$823	$831
U.S. Government contracts	84	63
	907	894
Allowance for credit losses	(19)	(26)
Total accounts receivable, net	$888	$868

Finance Receivables
Finance receivables are presented in the following table:

(In millions)	September 28, 2024	December 30, 2023
Finance receivables	$614	$609
Allowance for credit losses	(19)	(24)
Total finance receivables, net	$595	$585
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	September 28, 2024	December 30, 2023
Performing	$603	$571
Watchlist	—	23
Nonaccrual	11	15
Nonaccrual as a percentage of finance receivables	1.79%	2.46%
Current and less than 31 days past due	$606	$589
31-60 days past due	8	16
61-90 days past due	—	—
Over 90 days past due	—	4
60+ days contractual delinquency as a percentage of finance receivables	—%	0.66%
At September 28, 2024, 40% of our performing finance receivables were originated since the beginning of 2022 and 29% were originated from 2019 to 2021 with the remainder prior to 2019. For finance receivables categorized as nonaccrual, 100% were originated prior to 2021.
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

(In millions)	September 28, 2024	December 30, 2023
Finance receivables evaluated collectively	$522	$508
Finance receivables evaluated individually	11	15
Allowance for credit losses based on collective evaluation	19	21
Allowance for credit losses based on individual evaluation	—	3
Impaired finance receivables with specific allowance for credit losses	$—	$11
Impaired finance receivables with no specific allowance for credit losses	11	4
Unpaid principal balance of impaired finance receivables	17	25
Allowance for credit losses on impaired finance receivables	—	3
Average recorded investment of impaired finance receivables	13	27
Note 3. Inventories
Inventories are composed of the following:

(In millions)	September 28, 2024	December 30, 2023
Finished goods	$1,270	$1,072
Work in process	1,961	1,736
Raw materials and components	1,179	1,106
Total inventories	$4,410	$3,914
Note 4. Accounts Payable and Warranty Liability
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. In June 2024, the maximum amount available under the financing arrangement was increased by $25 million to $200 million. This financing arrangement expires in April 2027. At September 28, 2024 and December 30, 2023, the amount due under the supplier financing arrangement was $104 million and $125 million, respectively.
Warranty Liability
Changes in our warranty liability are as follows:

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Beginning of period	$172	$149
Provision	57	51
Settlements	(55)	(53)
Adjustments*	(4)	17
End of period	$170	$164
* Adjustments include changes to prior year estimates, new issues on prior year sales and currency translation adjustments.

Note 5. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our leases have remaining lease terms up to 24 years, which include options to extend the lease term for periods up to 20 years when it is reasonably certain the option will be exercised.
Operating lease expense totaled $19 million and $18 million in the third quarter of 2024 and 2023, respectively, and $55 million and $52 million in the first nine months of 2024 and 2023, respectively. Cash paid for operating leases approximated the lease expense and is classified in cash flows from operating activities. Noncash transactions related to operating leases totaled $36 million and $32 million in the first nine months of 2024 and 2023, respectively, reflecting new or extended leases. In the first nine months of 2024, non-cash transactions included the recognition of a $72 million asset and liability related to a new finance lease that matures in 2028. Finance lease, variable and short-term lease costs were not significant.
Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	September 28, 2024	December 30, 2023
Operating leases:
Other assets	$365	$371
Other current liabilities	58	55
Other liabilities	318	326
Weighted-average remaining lease term (in years)	9.8	10.3
Weighted-average discount rate	4.78%	4.70%
Finance leases:
Property, plant and equipment, less accumulated amortization of $8 million and $8 million, respectively	$89	$20
Long-term debt, including current portion	90	23
Weighted-average remaining lease term (in years)	5.1	14.9
Weighted-average discount rate	6.45%	4.55%
At September 28, 2024, maturities of our operating lease liabilities on an undiscounted basis totaled $20 million for the remainder of 2024, $69 million for 2025, $55 million for 2026, $46 million for 2027, $44 million for 2028 and $246 million thereafter.
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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At September 28, 2024 and December 30, 2023, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $604 million and $478 million, respectively. At September 28, 2024, the fair value amounts of our foreign currency exchange contracts were a $6 million asset and a $4 million liability. At December 30, 2023, the fair value amount of our foreign currency exchange contracts were a $4 million asset and a $3 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. The fair value of our interest rate swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2. The fair value of our outstanding interest rate swap agreements was a $1 million asset at September 28, 2024 and a $4 million asset at December 30, 2023.
At September 28, 2024, we had interest rate swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $264 million that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.20%. These agreements have maturities ranging from August 2025 to August 2029. In the third quarter of 2024, we also entered into a new swap agreement related to these Notes with a notional amount of $30 million and a weighted-average fixed rate of 5.10%; this agreement has a forward start date of August 15, 2025 and matures on August 15, 2030. At December 30, 2023, interest rate swap agreements related to these Notes had an aggregate notional amount of $185 million with a weighted-average fixed rate of 5.17%. At September 28, 2024 and December 30, 2023, we had an interest rate swap agreement with a notional amount of $25 million that matures in June 2025 and effectively converts variable-rate interest on a term loan to a fixed rate of 4.13%.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	September 28, 2024		December 30, 2023
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,166)	$(3,063)	$(3,520)	$(3,342)
Finance group
Finance receivables, excluding leases	433	453	417	423
Debt	(341)	(311)	(348)	(293)
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

Note 7. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended September 28, 2024
Beginning of period	$25	$2,050	$(844)	$6,314	$(693)	$6,852
Net income	—	—	—	223	—	223
Other comprehensive income	—	—	—	—	61	61
Share-based compensation activity	—	36	—	—	—	36
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(217)	—	—	(217)
End of period	$25	$2,086	$(1,061)	$6,533	$(632)	$6,951
Three months ended September 30, 2023
Beginning of period	$26	$1,973	$(740)	$6,349	$(574)	$7,034
Net income	—	—	—	269	—	269
Other comprehensive loss	—	—	—	—	(54)	(54)
Share-based compensation activity	—	58	—	—	—	58
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(236)	—	—	(236)
End of period	$26	$2,031	$(976)	$6,614	$(628)	$7,067
Nine months ended September 28, 2024
Beginning of period	$24	$1,910	$(165)	$5,862	$(644)	$6,987
Net income	—	—	—	683	—	683
Other comprehensive income	—	—	—	—	12	12
Share-based compensation activity	1	176	—	—	—	177
Dividends declared	—	—	—	(12)	—	(12)
Purchases of common stock, including excise tax*	—	—	(896)	—	—	(896)
End of period	$25	$2,086	$(1,061)	$6,533	$(632)	$6,951
Nine months ended September 30, 2023
Beginning of period	$26	$1,880	$(84)	$5,903	$(612)	$7,113
Net income	—	—	—	723	—	723
Other comprehensive loss	—	—	—	—	(16)	(16)
Share-based compensation activity	—	151	—	—	—	151
Dividends declared	—	—	—	(12)	—	(12)
Purchases of common stock, including excise tax*	—	—	(892)	—	—	(892)
End of period	$26	$2,031	$(976)	$6,614	$(628)	$7,067
*Includes amounts accrued for excise tax imposed on common share repurchases of $2 million and $6 million for the third quarter and first nine months of 2024, respectively, and $1 million and $7 million for the third quarter and first nine months of 2023, respectively.
Dividends per share of common stock were $0.02 for both the third quarter of 2024 and 2023 and $0.06 for both the first nine months of 2024 and 2023.

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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic weighted-average shares outstanding	186,958	197,947	189,834	201,161
Dilutive effect of stock options	1,986	2,045	2,052	2,009
Diluted weighted-average shares outstanding	188,944	199,992	191,886	203,170
Stock options to purchase shares of common stock that were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive totaled 1.0 million shares for both the third quarter of 2024 and 2023, and 1.0 million and 1.7 million shares for the first nine months of 2024 and 2023, respectively.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$(598)	$(49)	$3	$(644)
Other comprehensive income before reclassifications	—	12	(3)	9
Reclassified from Accumulated other comprehensive loss	2	—	1	3
Balance at September 28, 2024	$(596)	$(37)	$1	$(632)
Balance at December 31, 2022	$(516)	$(94)	$(2)	$(612)
Other comprehensive loss before reclassifications	—	(19)	(1)	(20)
Reclassified from Accumulated other comprehensive loss	—	—	4	4
Balance at September 30, 2023	$(516)	$(113)	$1	$(628)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	September 28, 2024			September 30, 2023
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(1)	$1	$—	$(2)	$1	$(1)
Amortization of prior service cost*	1	(1)	—	2	(1)	1
Pension and postretirement benefits adjustments, net	—	—	—	—	—	—
Foreign currency translation adjustments	59	—	59	(51)	—	(51)
Deferred gains (losses) on hedge contracts:
Current deferrals	3	(2)	1	(6)	2	(4)
Reclassification adjustments	4	(3)	1	2	(1)	1
Deferred gains (losses) on hedge contracts, net	7	(5)	2	(4)	1	(3)
Total	$66	$(5)	$61	$(55)	$1	$(54)
Nine Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(3)	$1	$(2)	$(5)	$2	$(3)
Amortization of prior service cost*	5	(1)	4	6	(3)	3
Pension and postretirement benefits adjustments, net	2	—	2	1	(1)	—
Foreign currency translation adjustments	12	—	12	(19)	—	(19)
Deferred gains (losses) on hedge contracts:
Current deferrals	(3)	—	(3)	(3)	2	(1)
Reclassification adjustments	2	(1)	1	6	(2)	4
Deferred gains (losses) on hedge contracts, net	(1)	(1)	(2)	3	—	3
Total	$13	$(1)	$12	$(15)	$(1)	$(16)
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
Our revenues by segment, along with a reconciliation of segment profit to income from continuing operations before income taxes, are included in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues
Textron Aviation	$1,339	$1,338	$4,002	$3,849
Bell	929	754	2,450	2,076
Textron Systems	301	309	930	921
Industrial	840	922	2,646	2,880
Textron eAviation	6	7	22	22
Finance	12	13	39	43
Total revenues	$3,427	$3,343	$10,089	$9,791
Segment Profit
Textron Aviation	$128	$160	$466	$456
Bell	98	77	260	202
Textron Systems	39	41	112	112
Industrial	32	51	103	171
Textron eAviation	(18)	(19)	(54)	(40)
Finance	5	22	30	42
Segment profit	284	332	917	943
Corporate expenses and other, net	(20)	(38)	(99)	(98)
Interest expense, net for Manufacturing group	(22)	(16)	(57)	(49)
LIFO inventory provision	(49)	(26)	(96)	(86)
Intangible asset amortization	(9)	(10)	(26)	(30)
Special charges	2	—	(25)	—
Non-service components of pension and postretirement income, net	66	59	198	177
Income from continuing operations before income taxes	$252	$301	$812	$857
Note 9. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Aircraft	$869	$891	$2,576	$2,529
Aftermarket parts and services	470	447	1,426	1,320
Textron Aviation	$1,339	$1,338	$4,002	$3,849
Military aircraft and support programs	553	472	1,532	1,252
Commercial helicopters, parts and services	376	282	918	824
Bell	$929	$754	$2,450	$2,076
Textron Systems	$301	$309	$930	$921
Fuel systems and functional components	452	465	1,432	1,476
Specialized vehicles	388	457	1,214	1,404
Industrial	$840	$922	$2,646	$2,880
Textron eAviation	$6	$7	$22	$22
Finance	$12	$13	$39	$43
Total revenues	$3,427	$3,343	$10,089	$9,791

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended September 28, 2024
Customer type:
Commercial	$1,259	$356	$67	$834	$6	$12	$2,534
U.S. Government	80	573	234	6	—	—	893
Total revenues	$1,339	$929	$301	$840	$6	$12	$3,427
Geographic location:
United States	$1,002	$693	$273	$452	$5	$5	$2,430
Europe	99	23	10	144	1	—	277
Other international	238	213	18	244	—	7	720
Total revenues	$1,339	$929	$301	$840	$6	$12	$3,427
Three months ended September 30, 2023
Customer type:
Commercial	$1,302	$270	$66	$915	$7	$13	$2,573
U.S. Government	36	484	243	7	—	—	770
Total revenues	$1,338	$754	$309	$922	$7	$13	$3,343
Geographic location:
United States	$906	$573	$275	$488	$4	$4	$2,250
Europe	133	41	10	174	2	—	360
Other international	299	140	24	260	1	9	733
Total revenues	$1,338	$754	$309	$922	$7	$13	$3,343
Nine months ended September 28, 2024
Customer type:
Commercial	$3,757	$883	$218	$2,626	$22	$39	$7,545
U.S. Government	245	1,567	712	20	—	—	2,544
Total revenues	$4,002	$2,450	$930	$2,646	$22	$39	$10,089
Geographic location:
United States	$3,099	$1,891	$830	$1,409	$14	$13	$7,256
Europe	252	60	35	525	6	5	883
Other international	651	499	65	712	2	21	1,950
Total revenues	$4,002	$2,450	$930	$2,646	$22	$39	$10,089
Nine months ended September 30, 2023
Customer type:
Commercial	$3,730	$803	$210	$2,866	$22	$43	$7,674
U.S. Government	119	1,273	711	14	—	—	2,117
Total revenues	$3,849	$2,076	$921	$2,880	$22	$43	$9,791
Geographic location:
United States	$2,675	$1,567	$824	$1,548	$12	$12	$6,638
Europe	358	95	41	579	8	1	1,082
Other international	816	414	56	753	2	30	2,071
Total revenues	$3,849	$2,076	$921	$2,880	$22	$43	$9,791
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At September 28, 2024, we had $16.0 billion in remaining performance obligations of which we expect to recognize revenues of approximately 64% through 2025, an additional 34% through 2027, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At September 28, 2024 and December 30, 2023, contract assets totaled $376 million and $513 million, respectively, and contract liabilities totaled $1.8 billion for both dates, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $252 million and $70 million in the third quarter of 2024 and 2023, respectively, and $912 million and $766 million in the first nine months of 2024 and 2023, respectively, that were included in the contract liability balance at the beginning of each year.

Note 10. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Pension Benefits
Service cost	$18	$17	$52	$50
Interest cost	91	91	272	273
Expected return on plan assets	(159)	(152)	(477)	(457)
Amortization of net actuarial loss	1	—	3	1
Amortization of prior service cost	1	3	6	9
Net periodic benefit income*	$(48)	$(41)	$(144)	$(124)
Postretirement Benefits Other Than Pensions
Service cost	$—	$1	$1	$2
Interest cost	2	2	5	6
Amortization of net actuarial gain	(2)	(2)	(6)	(6)
Amortization of prior service credit	—	(1)	(1)	(3)
Net periodic benefit income	$—	$—	$(1)	$(1)
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $2 million for both the third quarter of 2024 and 2023 and $8 million for both the first nine months of 2024 and 2023.
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
In connection with this plan, special charges for the third quarter and first nine months of 2024 included a reversal of $2 million and charges of $25 million, respectively, primarily related to headcount reductions at the Industrial, Textron Systems and Bell segments. In the third quarter of 2024, we recorded a $6 million reversal of accrued severance and related benefit costs due to a change in estimate as a result of retaining and re-assigning certain employees at Bell and due to customer contract termination cost reimbursements at Textron Systems. In the first nine months of 2024, special charges included $23 million in severance costs and $2 million in asset impairment charges; we recorded $19 million of these charges at the Industrial segment, $5 million at the Textron Systems segment and $1 million at the Bell segment. We expect to incur additional special charges in the fourth quarter of 2024 in the range of approximately $15 million to $20 million, largely related to headcount reductions at the Industrial segment.
Since inception of the 2023 restructuring plan, we have incurred $151 million in special charges, including severance costs of $62 million, which included $38 million at the Industrial segment, $14 million at the Bell segment and $10 million at the Textron Systems segment; and asset impairment charges of $89 million at the Industrial segment.
Headcount reductions since inception of the plan are expected to total approximately 1,500 positions, representing 4% of our global workforce. We estimate that remaining future cash outlays under this plan will be in the range of $45 million to $50 million, most of which we expect to pay by the first quarter of 2025. We expect charges under this plan to be substantially completed by the end of 2024.
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 30, 2023	$42	$5	$47
Provision for 2023 Restructuring Plan	29	—	29
Cash paid	(36)	(1)	(37)
Reversals	(6)	—	(6)
Balance at September 28, 2024	$29	$4	$33

Note 12. Income Taxes
Our effective tax rate for the third quarter of 2024 and 2023 was 11.5% and 10.6%, respectively. In the third quarter of 2024, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and foreign tax credits. In the third quarter of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
Our effective tax rate for the first nine months of 2024 and 2023 was 15.8% and 15.6%, respectively, and was lower than the U.S. federal statutory rate largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
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

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Revenues	$3,427	$3,343	3%	$10,089	$9,791	3%
Cost of sales	2,935	2,779	6%	8,488	8,156	4%
Gross margin as a % of Manufacturing revenues	14.1%	16.5%		15.5%	16.3%
Selling and administrative expense	$282	$303	(7)%	$891	$897	(1)%
Interest expense, net	26	19	37%	71	58	22%
Special charges	(2)	—	100%	25	—	100%
Non-service components of pension and postretirement income, net	66	59	12%	198	177	12%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 21 to 27.
Revenues
Revenues increased $84 million, 3%, in the third quarter of 2024, compared with the third quarter of 2023. The revenue increase primarily included the following factors:
•Higher Bell revenues of $175 million, largely due to higher military volume of $81 million, primarily related to the Future Long Range Assault Aircraft (FLRAA) program that was partially offset by lower volume on the V-22 program, and higher commercial volume and mix of $67 million.
•Textron Aviation revenues were essentially unchanged as higher pricing of $36 million was mostly offset by lower volume and mix of $35 million.
•Lower Industrial revenues of $82 million, largely due to lower volume and mix of $86 million, principally in the Specialized Vehicles product line.
•Lower Textron Systems revenues of $8 million, primarily due to lower volume.

Revenues increased $298 million, 3%, in the first nine months of 2024, compared with the first nine months of 2023. The revenue increase primarily included the following factors:
•Higher Bell revenues of $374 million, largely due to higher military volume of $280 million, primarily related to the FLRAA program, partially offset by lower volume on the V-22 program.
•Higher Textron Aviation revenues of $153 million, reflecting higher pricing of $141 million and higher volume and mix of $12 million.
•Higher Textron Systems revenues of $9 million, primarily due to pricing.
•Lower Industrial revenues of $234 million, largely due to lower volume and mix of $256 million, principally in the Specialized Vehicles product line.
Cost of Sales and Selling and Administrative Expense
Cost of sales includes cost of products and services sold for the Manufacturing group. Cost of sales increased $156 million, 6%, and $332 million, 4% in the third quarter and first nine months of 2024, respectively, compared with the corresponding periods of 2023. The increase in both periods included the impact from higher net volume and mix of $91 million and $195 million, respectively, and inflation of $57 million and $173 million, respectively. Gross margin as a percentage of Manufacturing revenues decreased 240 basis points in the third quarter of 2024, primarily due to lower margins at the Textron Aviation segment, at the Industrial segment, largely in the Specialized Vehicles product line, and at the Bell segment. Gross margin as a percentage of Manufacturing revenues decreased 80 basis points in the first nine months of 2024, primarily due to lower margins at the Industrial segment, largely in the Specialized Vehicles product line, and at the Bell segment.
Selling and administrative expense decreased $21 million, 7%, and $6 million, 1%, in the third quarter and first nine months of 2024, compared with the corresponding periods of 2023, respectively. The decrease in the third quarter of 2024 includes lower share-based compensation expense, partially offset by a $17 million recovery of credit losses in the third quarter of 2023 at the Finance segment.

Interest Expense
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group.
In the third quarter and first nine months of 2024, interest expense, net increased $7 million, 37%, and $13 million, 22%, respectively, compared with the corresponding periods of 2023, primarily due to an increase in the weighted-average interest rate of our debt. Gross interest expense totaled $36 million and $110 million in the third quarter and first nine months of 2024, respectively, and $32 million and $95 million, in the third quarter and first nine months of 2023, respectively.
Special Charges
Special charges include restructuring activities and asset impairment charges as described in Note 11 to the Consolidated Financial Statements in Item 1. Financial Statements.
Income Taxes
Our effective tax rate for the third quarter of 2024 and 2023 was 11.5% and 10.6%, respectively. In the third quarter of 2024, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and foreign tax credits. In the third quarter of 2023, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
Our effective tax rate for the first nine months of 2024 and 2023 was 15.8% and 15.6%, respectively, and was lower than the U.S. federal statutory rate largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
Backlog
Our backlog is summarized below:

(In millions)	September 28, 2024	December 30, 2023
Textron Aviation	$7,626	$7,169
Bell	6,500	4,780
Textron Systems	1,867	1,950
Total backlog	$15,993	$13,899
Bell's backlog increased $1.7 billion, 36%, due to orders in excess of revenues recognized and deliveries. In August 2024, the U.S. Army announced the approval of Milestone B for the FLRAA program, establishing it as a program of record and transitioning it to the Engineering and Manufacturing Development phase. As a result, in the third quarter, Bell was awarded a $2.5 billion contract for this phase of the program.
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
Textron Aviation

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Revenues:
Aircraft	$869	$891	(2)%	$2,576	$2,529	2%
Aftermarket parts and services	470	447	5%	1,426	1,320	8%
Total revenues	1,339	1,338	—%	4,002	3,849	4%
Operating expenses	1,211	1,178	3%	3,536	3,393	4%
Segment profit	$128	$160	(20)%	$466	$456	2%
Profit margin	9.6%	12.0%		11.6%	11.8%
On September 21, 2024, the International Association of Machinists and Aerospace Workers (IAM) District 70, Local Lodge 774 called a strike against Textron Aviation and rejected a new proposed four-year contract. The strike impacted approximately 5,000 of Textron Aviation’s employees at the manufacturing, parts and distribution and service center facilities in Wichita. On October 20, 2024, Textron Aviation and the IAM reached an agreement and a new five-year labor contract was ratified.
While Textron Aviation had implemented its continuity of operations plans to help mitigate the impact of the labor disruption, the strike has had, and continues to have, an adverse impact on Textron Aviation’s ability to meet its production and delivery schedules. In the third quarter of 2024, delayed aircraft deliveries along with unfavorable performance from manufacturing inefficiencies associated with the labor disruption resulting from the strike lowered revenues by approximately $50 million and segment profit by approximately $30 million. We expect revenue and segment profit to be unfavorably impacted in the fourth quarter of 2024 related to the labor disruption and the recovery of production and delivery activities as our employees return to work.
Textron Aviation Revenues and Operating Expenses
The following factors contributed to the change in Textron Aviation’s revenues for the periods:

(In millions)	Q3 2024 versus Q3 2023	YTD 2024 versus YTD 2023
Pricing	$36	$141
Volume and mix	(35)	12
Total change	$1	$153
Textron Aviation’s revenues were essentially unchanged in the third quarter of 2024, compared with the third quarter of 2023, as higher pricing of $36 million was mostly offset by lower volume and mix of $35 million. The lower volume and mix was primarily due to lower commercial turboprop volume, partially offset by higher aftermarket, defense and Citation jet volume. We delivered 41 Citation jets and 25 commercial turboprops in the third quarter of 2024, compared with 39 Citation jets and 38 commercial turboprops in the third quarter of 2023.
Textron Aviation’s revenues increased $153 million, 4%, in the first nine months of 2024, compared with the first nine months of 2023, reflecting higher pricing of $141 million and higher volume and mix of $12 million. The increase in volume and mix includes higher aftermarket volume and a favorable mix of Citation jets, partially offset by lower defense and commercial turboprop volume. We delivered 119 Citation jets and 89 commercial turboprops in the first nine months of 2024, compared with 118 Citation jets and 109 commercial turboprops in the first nine months of 2023.
Textron Aviation’s operating expenses increased $33 million, 3%, and $143 million, 4% in the third quarter and first nine months of 2024, compared with the corresponding periods of 2023, largely due to inflation of $36 million and $105 million, respectively. The increase in the third quarter of 2024 was partially offset by the lower volume and mix described above.

Textron Aviation Segment Profit
The following factors contributed to the change in Textron Aviation’s segment profit for the periods:

(In millions)	Q3 2024 versus Q3 2023	YTD 2024 versus YTD 2023
Pricing, net of inflation	$—	$36
Volume and mix	(29)	4
Performance	(3)	(30)
Total change	$(32)	$10
Segment profit at Textron Aviation decreased $32 million, 20%, in the third quarter of 2024, compared with the third quarter of 2023, largely reflecting lower volume and mix described above.
Segment profit at Textron Aviation increased $10 million, 2%, in the first nine months of 2024, compared with the first nine months of 2023, reflecting favorable pricing, net of inflation of $36 million and higher volume and mix, partially offset by an unfavorable impact from performance of $30 million.
Bell

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Revenues:
Military aircraft and support programs	$553	$472	17%	$1,532	$1,252	22%
Commercial helicopters, parts and services	376	282	33%	918	824	11%
Total revenues	929	754	23%	2,450	2,076	18%
Operating expenses	831	677	23%	2,190	1,874	17%
Segment profit	$98	$77	27%	$260	$202	29%
Profit margin	10.5%	10.2%		10.6%	9.7%
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
Bell Revenues and Operating Expenses
The following factors contributed to the change in Bell’s revenues for the periods:

(In millions)	Q3 2024 versus Q3 2023	YTD 2024 versus YTD 2023
Volume and mix	$148	$312
Pricing	27	62
Total change	$175	$374
Bell’s revenues increased $175 million, 23%, in the third quarter of 2024, compared with the third quarter of 2023, largely reflecting higher volume and mix of $148 million. Volume and mix included higher military volume of $81 million, primarily related to the FLRAA program, partially offset by lower volume on the V-22 program. Commercial volume and mix increased $67 million, as we delivered 44 commercial helicopters in the third quarter of 2024, compared with 23 commercial helicopters in the third quarter of 2023.

Bell’s revenues increased $374 million, 18%, in the first nine months of 2024, compared with the first nine months of 2023, largely reflecting higher volume and mix of $312 million. Volume and mix included higher military volume of $280 million, primarily related to the FLRAA program, partially offset by lower volume on the V-22 program. Commercial volume and mix increased $32 million, as we delivered 94 commercial helicopters in the first nine months of 2024, compared with 80 commercial helicopters in the first nine months of 2023.

Bell’s operating expenses increased $154 million, 23%, and $316 million, 17% in the third quarter and first nine months of 2024, respectively, compared with the corresponding periods of 2023, primarily due to higher volume and mix described above.
Bell Segment Profit
The following factors contributed to the change in Bell’s segment profit for the periods:

(In millions)	Q3 2024 versus Q3 2023	YTD 2024 versus YTD 2023
Performance	$17	$86
Pricing, net of inflation	12	17
Volume and mix	(8)	(45)
Total change	$21	$58
Bell’s segment profit increased $21 million, 27%, in the third quarter of 2024, compared with the third quarter of 2023, largely due to a favorable impact from performance of $17 million and a favorable impact from pricing, net of inflation of $12 million, partially offset by lower volume and mix, reflecting the mix of products and services sold in the period.
Bell’s segment profit increased $58 million, 29%, in the first nine months of 2024, compared with the first nine months of 2023, largely due to a favorable impact from performance of $86 million, partially offset by lower volume and mix, reflecting the mix of products and services sold in the period.
In the third quarter and first nine months of 2024, lower research and development costs of $12 million and $67 million, respectively, had a favorable impact on performance and was largely due to the winddown of the Future Attack Reconnaissance Aircraft Program.
Textron Systems

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Revenues	$301	$309	(3)%	$930	$921	1%
Operating expenses	262	268	(2)%	818	809	1%
Segment profit	$39	$41	(5)%	$112	$112	—%
Profit margin	13.0%	13.3%		12.0%	12.2%
Textron Systems Revenues and Operating Expenses
The following factors contributed to the change in Textron Systems’ revenues for the periods:

(In millions)	Q3 2024 versus Q3 2023	YTD 2024 versus YTD 2023
Pricing	$3	$10
Volume	(11)	(1)
Total change	$(8)	$9
Textron Systems' revenues decreased $8 million, 3%, in the third quarter of 2024, and increased $9 million, 1%, in the first nine months of 2024, compared with the corresponding periods of 2023. The decrease in the third quarter of 2024 was primarily due to lower volume and the increase in the first nine months of 2024 was primarily due to higher pricing. Volume for both periods included lower volume related to the cancellation of the Shadow program, largely offset by higher volume for the Ship-to-Shore Connector program.

Textron Systems Segment Profit
The following factors contributed to the change in Textron Systems’ segment profit for the periods:

(In millions)	Q3 2024 versus Q3 2023	YTD 2024 versus YTD 2023
Performance	$7	$5
Pricing, net of inflation	1	4
Volume and mix	(10)	(9)
Total change	$(2)	$—
Textron Systems’ segment profit decreased $2 million, 5%, in the third quarter of 2024, and was unchanged in the first nine months of 2024, compared with the corresponding periods of 2023.
Industrial

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Revenues:
Kautex	$452	$465	(3)%	$1,432	$1,476	(3)%
Specialized vehicles	388	457	(15)%	1,214	1,404	(14)%
Total revenues	840	922	(9)%	2,646	2,880	(8)%
Operating expenses	808	871	(7)%	2,543	2,709	(6)%
Segment profit	$32	$51	(37)%	$103	$171	(40)%
Profit margin	3.8%	5.5%		3.9%	5.9%
Industrial Revenues and Operating Expenses
The following factors contributed to the change in Industrial’s revenues for the periods:

(In millions)	Q3 2024 versus Q3 2023	YTD 2024 versus YTD 2023
Volume and mix	$(86)	$(256)
Foreign exchange	1	(10)
Pricing	3	32
Total change	$(82)	$(234)
Industrial segment revenues decreased $82 million, 9%, and $234 million, 8%, in the third quarter and first nine months of 2024, compared with the corresponding periods of 2023, largely due to lower volume and mix of $86 million and $256 million, respectively, principally in the Specialized Vehicles product line reflecting lower demand in its end markets.
Industrial's operating expenses decreased $63 million, 7%, and $166 million, 6%, in the third quarter and first nine months of 2024, respectively, compared with the corresponding periods in 2023, principally reflecting the impact of lower volume and mix described above.
Industrial Segment Profit
The following factors contributed to the change in Industrial’s segment profit for the periods:

(In millions)	Q3 2024 versus Q3 2023	YTD 2024 versus YTD 2023
Volume and mix	$(31)	$(75)
Inflation, net of pricing	(8)	(7)
Performance	19	14
Foreign exchange	1	—
Total change	$(19)	$(68)
Segment profit for the Industrial segment decreased $19 million, 37%, and $68 million, 40%, in the third quarter and first nine months of 2024, compared with the corresponding periods of 2023, largely due to lower volume and mix described above.

Textron eAviation

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Revenues	$6	$7	(14)%	$22	$22	—%
Operating expenses	24	26	(8)%	76	62	23%
Segment loss	$(18)	$(19)	(5)%	$(54)	$(40)	35%
Textron eAviation Revenues and Operating Expenses
The following factors contributed to the change in Textron eAviation’s revenues for the periods:

(In millions)	Q3 2024 versus Q3 2023	YTD 2024 versus YTD 2023
Volume and mix	$(2)	$(4)
Other	1	4
Total change	$(1)	$—
Textron eAviation segment revenues decreased $1 million, 14% in the third quarter of 2024 and were unchanged in the first nine months of 2024, compared with the corresponding periods of 2023.
Textron eAviation's operating expenses decreased $2 million in the third quarter of 2024 and increased $14 million in the first nine months of 2024, compared with the corresponding periods of 2023. The increase in the first nine months of 2024 was primarily related to higher research and development costs.
Textron eAviation Segment Loss
The following factors contributed to the change in Textron eAviation’s segment loss for the periods:

(In millions)	Q3 2024 versus Q3 2023	YTD 2024 versus YTD 2023
Performance and other	$1	$(13)
Volume and mix	—	(1)
Total change	$1	$(14)
Textron eAviation's segment loss decreased $1 million in the third quarter of 2024 and increased $14 million in the first nine months of 2024, compared with the corresponding periods of 2023. The increase in the first nine months of 2024 was largely due to an unfavorable impact from performance and other, primarily reflecting higher research and development costs.
Finance

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues	$12	$13	$39	$43
Segment profit	5	22	30	42
Finance segment revenues decreased $1 million and $4 million in the third quarter and first nine months of 2024, respectively, compared with the corresponding periods of 2023.
Segment profit decreased $17 million and $12 million in the third quarter and first nine months of 2024, compared with the corresponding periods of 2023, primarily due to a $17 million recovery of credit losses in the third quarter of 2023. For the first nine months of 2024, this decrease was partially offset by an $8 million recovery of credit losses in the first quarter of 2024.

The following table reflects information about the Finance segment’s credit performance related to finance receivables.

(Dollars in millions)	September 28, 2024	December 30, 2023
Finance receivables	$614	$609
Allowance for credit losses	19	24
Ratio of allowance for credit losses to finance receivables	3.09%	3.94%
Nonaccrual finance receivables	11	15
Ratio of nonaccrual finance receivables to finance receivables	1.79%	2.46%
60+ days contractual delinquency	—	4
60+ days contractual delinquency as a percentage of finance receivables	0.00%	0.66%
We believe our allowance for credit losses adequately covers our exposure on these loans as our estimated collateral values largely exceed the outstanding loan amounts. Key portfolio quality indicators are discussed in Note 2 to the Consolidated Financial Statements in Item 1. Financial Statements.
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	September 28, 2024	December 30, 2023
Manufacturing group
Cash and equivalents	$1,289	$2,121
Debt	3,241	3,526
Shareholders’ equity	6,951	6,987
Capital (debt plus shareholders’ equity)	10,192	10,513
Net debt (net of cash and equivalents) to capital	22%	17%
Debt to capital	32%	34%
Finance group
Cash and equivalents	$58	$60
Debt	341	348
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
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At September 28, 2024 and December 30, 2023, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. On March 1, 2024, we repaid our $350 million 4.30% Notes due March 2024.

Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Operating activities	$561	$737
Investing activities	(194)	(182)
Financing activities	(1,199)	(841)
In the first nine months of 2024, cash flows from operating activities of continuing operations decreased by $176 million to $561 million, compared with $737 million in the first nine months of 2023, largely due to changes in working capital, partially offset by $69 million in lower net tax payments.
Due to the employee strike at the Textron Aviation segment, as discussed on page 22 in the Segment Analysis section, our cash flows from operating activities were adversely impacted by lower deliveries in the third quarter. We expect that operating cash flow will continue to be unfavorably impacted related to the labor disruption and the recovery of production and delivery activities as our employees return to work.
Cash flows used in investing activities included $211 million and $224 million of capital expenditures in the first nine months of 2024 and 2023, respectively, partially offset by $27 million and $39 million of net proceeds from corporate-owned life insurance policies, respectively.
Cash flows used in financing activities in the first nine months of 2024 included $890 million of cash paid to repurchase an aggregate of 10.1 million shares of our common stock and $360 million of payments on long-term debt. In the first nine months of 2023, cash flows used in financing activities included $885 million of cash paid to repurchase an aggregate of 12.5 million shares of our common stock.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Operating activities	$4	$13
Investing activities	9	(4)
Financing activities	(15)	(36)
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $99 million and $116 million in the first nine months of 2024 and 2023, respectively, and finance receivable originations of $90 million and $122 million, respectively. In the first nine months of 2024 and 2023, financing activities included payments on long-term and nonrecourse debt of $15 million and $36 million, respectively.
Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Operating activities	$569	$718
Investing activities	(189)	(154)
Financing activities	(1,214)	(877)
In the first nine months of 2024, cash flows from operating activities of continuing operations decreased by $149 million to $569 million, compared with $718 million in the first nine months of 2023, largely due to changes in working capital, partially offset by $70 million in lower net tax payments.
Cash flows used in investing activities included $211 million and $224 million of capital expenditures in the first nine months of 2024 and 2023, respectively, partially offset by $27 million and $39 million of net proceeds from corporate-owned life insurance policies, respectively.

Cash flows used in financing activities in the first nine months of 2024 included $890 million of cash paid to repurchase shares of our outstanding common stock and $375 million of payments on long-term debt. In the first nine months of 2023, cash flows used in financing activities included $885 million of cash paid to repurchase shares of our outstanding common stock.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Reclassification adjustments from investing activities to operating activities:
Cash received from customers	$76	$90
Finance receivable originations for Manufacturing group inventory sales	(72)	(122)
Total reclassification adjustments from investing activities to operating activities	$4	$(32)
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

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross favorable	$23	$29	$95	$78
Gross unfavorable	(13)	(11)	(54)	(42)
Net adjustments	$10	$18	$41	$36

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended September 28, 2024. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 28, 2024. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 28, 2024.
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our third quarter of 2024 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
June 30, 2024 – August 3, 2024	715	$90.01	715	20,111
August 4, 2024 – August 31, 2024	965	86.75	965	19,146
September 1, 2024 – September 28, 2024	765	87.21	765	18,381
Total	2,445	$87.85	2,445
* These shares were purchased pursuant to a plan authorizing the repurchase of up to 35 million shares of Textron common stock that was approved on July 24, 2023 by our Board of Directors. This share repurchase plan has no expiration date.
Item 5. Other Information
(c) None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended September 28, 2024.
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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 24, 2024	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)