Form 10-K
period 2024-12-28
TEXTRON INC
filed 2025-02-06
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes   ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 29, 2024 was approximately $16.0 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.
At February 1, 2025, 182,572,762 shares of Common Stock were outstanding.

Documents Incorporated by Reference
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2025.

Textron Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 28, 2024

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
We conduct our business through six operating segments: Textron Aviation, Bell, Textron Systems, Industrial and Textron eAviation, which represent our manufacturing businesses, and Finance, which represents our captive finance business. Our segments include numerous separately incorporated subsidiaries. Total revenues for 2024 were $13.7 billion and are presented below by segment and customer type.
The following description of our business and operating segments should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Textron Aviation Segment
Textron Aviation is a leader in general aviation. Textron Aviation manufactures, sells and services Cessna and Beechcraft aircraft, and services the Hawker brand of business jets. The segment has two principal product lines: aircraft and aftermarket parts and services. Aircraft includes sales of business jets, turboprop aircraft, military trainer and defense aircraft and piston engine aircraft. Aftermarket parts and services includes commercial parts sales and maintenance, inspection and repair services, and advanced flight training devices.
Textron Aviation's business jets include the Cessna Citation M2 Gen2, Citation CJ3+, Citation CJ4 Gen2, Citation XLS Gen2, Citation Latitude and the Citation Longitude. In October 2024, Textron Aviation introduced its next generation of light jets, the Citation M2 Gen3, CJ3 Gen3 and CJ4 Gen3, which will include the revolutionary Garmin Emergency Autoland technology. Currently under development, the CJ3 Gen2 is expected to enter into service in 2025, the CJ4 Gen3 is expected to enter into service in 2026, and the M2 Gen3 and CJ3 Gen3 are expected to enter into service in 2027. In addition, Textron Aviation is developing the Citation Ascend, a high-performance midsize business jet, which is continuing to progress through the Federal Aviation Administration's (FAA) certification process and is expected to enter into service in 2025.
Textron Aviation’s turboprop aircraft include the Beechcraft King Air 260, King Air 360ER and King Air 360, and the Cessna Caravan, Grand Caravan EX and SkyCourier. The Beechcraft Denali, a high-performance single engine turboprop aircraft under development, continues toward FAA certification. The Denali will be powered by an engine expected to be up to 20% more efficient than similarly sized engines.
Textron Aviation’s military trainer and defense aircraft include the Beechcraft T-6 trainer, which has been used to train pilots from more than 40 countries, and the AT-6 light attack military aircraft. Textron Aviation’s piston engine aircraft include the Cessna Skyhawk, Skylane, Turbo Skylane, Turbo Stationair HD and the Beechcraft Baron G58 and Bonanza G36.
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

In support of its family of aircraft, Textron Aviation operates a global network of more than 20 service centers. In addition, more than 300 authorized independent service centers are located throughout the world. Textron Aviation-owned service centers provide customers with 24-hour service and maintenance. Textron Aviation also provides its customers with around-the-clock parts support and offers a mobile support program with over 80 mobile service units.
Bell Segment
Bell is a leading supplier of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services in the world. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft.
Bell supplies advanced military helicopters and provides parts and support services to the U.S. Government and to military customers outside the United States. Bell’s primary U.S. Government programs are for the development of a next generation tiltrotor aircraft for the U.S. Army’s Future Long Range Assault Aircraft (FLRAA) program and the production and support of the V-22 tiltrotor aircraft and H-1 helicopters. Under the U.S. Government-sponsored foreign military sales program, Bell offers the V-22 tiltrotor aircraft and H-1 helicopter products for sale to other countries.
The FLRAA development contract was awarded to Bell in December 2022. In 2024, the U.S. Army announced approval of Milestone B for the FLRAA program, establishing FLRAA as a program of record and transitioning the program to the Engineering and Manufacturing Development phase. This phase includes continued digital modeling, detailed hardware and software design, and fabrication of hardware, as Bell proceeds to critical design review and the first prototype flight planned for 2026.
Through its commercial business, Bell is a leading supplier of commercially certified helicopters and support to corporate, private, law enforcement, utility, public safety and emergency medical helicopter operators, and U.S. and foreign governments. Bell produces a variety of commercial aircraft types, including light single- and twin-engine helicopters and medium twin-engine helicopters, along with other related products. The commercial helicopters currently offered by Bell include the 429, 407GXi, 412EPX and 505 Jet Ranger X. Bell’s super medium commercial helicopter, the 525 Relentless, continues toward FAA certification.
For both its military programs and its commercial products, Bell provides post-sale support and service for an installed base of approximately 13,000 helicopters. Bell operates a global network of eight Company-operated service centers and four global parts distribution centers. In addition, approximately 85 independent service centers are located in about 35 countries. Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering.
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
Notable products currently developed and produced by the Textron Systems segment include the Ship-to-Shore Connector, the U.S. Navy's next generation of Landing Craft Air Cushion vehicles; a family of test and simulation products; the Aerosonde Small Unmanned Aircraft System, a multi-mission capable unmanned aircraft system for commercial and military operations; and piston aircraft engines under the Lycoming brand. Notable service offerings of the segment include fee-for-service programs, using unmanned aircraft systems, and live military air-to-air and air-to-ship training and support services for U.S. Navy, Marine and Air Force personnel provided by Airborne Tactical Advantage Company.
Industrial Segment
Our Industrial segment designs and manufactures a variety of products within the Kautex and Textron Specialized Vehicles businesses.
Kautex is a leader in designing and manufacturing plastic fuel systems for automobiles and light trucks, including blow-molded solutions for conventional plastic fuel tanks and pressurized plastic fuel tanks for hybrid vehicle applications. Kautex also develops and manufactures clear-vision systems for automotive safety and advanced driver assistance systems (ADAS). Our cleaning systems are comprised of nozzles, reservoirs, inlets and pumps to support onboard cleaning for windscreens, headlamps and ADAS cameras and sensors. In addition, Kautex produces plastic tanks for selective catalytic reduction systems used to reduce emissions from diesel engines, and other fuel system components. Kautex also offers lightweight, composite Pentatonic battery systems, which include enclosures, underbody protection and thermal management systems, for use in electric vehicles, from hybrid to full battery-powered.

Kautex’s business model is focused on developing and maintaining long-term customer relationships with leading global original equipment manufacturers (OEMs). Kautex, which is headquartered in Bonn, Germany, operates over 30 plants in 13 countries in close proximity to its customers, along with 9 engineering/research and development locations around the world.
Our Textron Specialized Vehicles businesses manufacture and sell products under our E-Z-GO, Arctic Cat, TUG Technologies, Douglas Equipment, Premier, Safeaero, Ransomes, Jacobsen and Cushman brands. These businesses design, manufacture and sell golf cars; off-road utility vehicles; powersports products; light transportation vehicles; aviation ground support equipment; professional turf-maintenance equipment; and specialized turf-care vehicles. A significant portion of the products sold by these businesses are powered with lithium batteries, greatly reducing the products’ impact on the environment.
The diversified customer base for Textron Specialized Vehicles includes golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users such as factories, warehouses, airlines, planned communities, hunting preserves, educational and corporate campuses, sporting venues and landscaping professionals. Sales are made through a network of independent distributors and dealers worldwide and the Bass Pro Shops and Cabela's retail outlets, which sell our powersports products under the Tracker Off Road brand, as well as factory direct resources. In addition, we also manufacture powersports products for OEMs for resale to customers under the OEM’s branding.
Textron eAviation Segment
Our Textron eAviation segment is focused on research and development initiatives related to sustainable aviation solutions and includes Pipistrel, a manufacturer of light aircraft. Pipistrel offers a family of light aircraft and gliders with both electric and combustion engines, including the Velis Electro, which is the world’s first, and currently only, electric aircraft to receive full type certification from the European Union Aviation Safety Agency and from the UK Civil Aviation Authority. In 2024, the FAA granted a light-sport aircraft airworthiness exemption for the Pipistrel Velis Electro, allowing flight training in an electric aircraft within the United States.
The Textron eAviation segment is also developing both hybrid and electric propulsion aircraft, including Pipistrel's Nuuva V300, a long-range, large-capacity hybrid-electric vertical takeoff and landing aircraft, and an electric vertical takeoff and landing (eVTOL) aircraft. The Nuuva V300's first hover flight is expected in 2025 and initial testing on the Nexus, a full-scale technology demonstrator eVTOL, is expected to begin in 2025.
Finance Segment
Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. A substantial number of the originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S. In 2024 and 2023, our Finance group made payments of $109 million and $160 million, respectively, to finance the Manufacturing group's sale of Textron-manufactured products to third parties.
Backlog
Backlog represents amounts allocated to contracts that we expect to recognize as revenue in future periods when we perform under the contracts. Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as Indefinite Delivery, Indefinite Quantity contracts.
Our backlog at the end of 2024 and 2023 is summarized below:

(In millions)	December 28, 2024	December 30, 2023
Textron Aviation	$7,845	$7,169
Bell	7,469	4,780
Textron Systems	2,594	1,950
Total backlog	$17,908	$13,899
U.S. Government Contracts and Other Governmental Regulation
Our operations, products and services are subject to various government regulations, including regulations related to U.S. government business, international regulation of aviation products and services, and environmental regulations.
Contracts with the U.S. Government, including contracts under the U.S. Government-sponsored foreign military sales program, generated approximately 25% of our consolidated revenues in 2024, primarily in our Bell and Textron Systems segments. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation; define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and safeguard and restrict the use and dissemination of classified and covered defense information and the export of certain products and technical data. New laws, regulations or procurement requirements, or changes to current ones, can significantly increase our costs, reducing our profitability.
Our contracts with the U.S. Government generally may be terminated by the U.S. Government for convenience or if we default in whole or in part by failing to perform under the terms of the applicable contract. If the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for the cost of contract work performed before the effective date of termination, including, if applicable, reasonable profit on such work, as well as reasonable termination costs. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid the contract price for completed supplies delivered and accepted and services rendered, an agreed-upon amount for manufacturing materials delivered and accepted and for the protection and preservation of property, and an amount for partially completed products accepted by the U.S. Government; (b) the U.S. Government may not be liable for our costs with respect to unaccepted items and may be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; (c) the U.S. Government may not be liable for assets we own and utilize to provide services under the “fee-for-service” contracts; and (d) we may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. See the Aerospace and Defense Industry section in Item 1A. Risk Factors for additional information related to regulation of U.S. Government business.
Our commercial aircraft manufacturing businesses are regulated by the FAA in the U.S. and by similar aviation regulatory governing authorities internationally, including, the European Aviation Safety Agency. Maintenance facilities and aftermarket services must also comply with FAA and international regulations. These regulations address production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority, and each aircraft must receive a certificate of airworthiness. Aircraft outfitting and completions also require approval by the appropriate aviation authority. See the Strategic Risks section in Item 1A. Risk Factors for additional information with respect to risks related to obtaining certification of new aircraft products.
Our operations are subject to numerous laws and regulations designed to protect the environment. For additional information regarding environmental matters, see Note 17 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, and the Business and Operational Risks and Risks Related to Regulatory, Legal and Other Matters sections in Item 1A. Risk Factors.
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
Human Capital Resources
At December 28, 2024, we employed approximately 34,000 employees worldwide, with approximately 80% located in the U.S. and the remainder located outside of the U.S. Approximately 7,400, or 28%, of our U.S. employees, most of whom work for our Bell and Textron Aviation segments, are represented by unions under collective bargaining agreements, and certain of our non-U.S. employees are represented by organized works councils. From time to time, our collective bargaining agreements expire. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities; however, on September 21, 2024, Textron Aviation’s largest union rejected a proposed new contract and initiated a strike. The strike impacted approximately 5,000 of Textron Aviation’s employees at its manufacturing, parts and distribution and service center facilities in Wichita, Kansas. On October 20, 2024, Textron Aviation and the union reached an agreement and a new five-year labor contract was ratified.
Our success is highly dependent upon our ability to hire, train and retain a workforce with the skills necessary for our businesses to develop and manufacture the products desired by our customers. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, flight operations, business development and strategy and management. In order to attract and retain highly skilled employees, we offer comprehensive compensation and benefit programs, career opportunities and an engaging, inclusive environment where employees are treated with dignity and respect.
Health and Safety
The health and safety of our employees, contractors and communities is a priority, and we strive to provide our employees with healthy working conditions and safe facilities. To maintain and enhance the safety of our employees, we promote a workplace safety culture of continuous improvement, shared responsibility, and individual accountability. We use an annual goal setting process to drive injury rate improvements, and the injury rate reduction goal is a performance metric that is tracked and reported to senior leadership and the Audit Committee of the Board of Directors.
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
The current and future talent needs of each of our businesses are assessed annually through a formal talent review process which enables us to develop leadership succession plans and provide our employees with potential new career opportunities. In addition, leaders from functional areas within each business belong to enterprise-wide councils that conduct annual talent reviews. These processes enable us to fill talent needs by matching employees who are ready to assume significant leadership roles with opportunities that best fit their career path, which may be in other businesses within the enterprise.
We believe by employing highly talented employees who feel valued, respected and are able to contribute fully, we will improve performance, innovation, collaboration and talent retention, all of which contributes to stronger business results and reinforces our reputation as leaders in our industries and communities.
For discussion of certain risks relating to human capital management, see the Risks Related to Human Capital section in Item 1A. Risk Factors.
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
Information about our Executive Officers
The following table sets forth certain information concerning our executive officers as of February 6, 2025.

Name	Age	Current Position with Textron Inc.
Scott C. Donnelly	63	Chairman, President and Chief Executive Officer
Frank T. Connor	65	Executive Vice President and Chief Financial Officer
Julie G. Duffy	59	Executive Vice President and Chief Human Resources Officer
E. Robert Lupone	65	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer
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

On October 23, 2024, we announced that Mr. Connor will be retiring effective February 28, 2025. David Rosenberg, currently our Vice President – Investor Relations, has been appointed Executive Vice President and Chief Financial Officer to succeed Mr. Connor, effective March 1, 2025. Mr. Rosenberg, 48, has more than 24 years of experience in the aviation industry. Prior to his role as Vice President – Investor Relations, he served as Senior Vice President & Chief Financial Officer of Textron Aviation from 2018 through 2023, having previously held leadership positions in finance at Textron Aviation. Following Textron’s acquisition of Beechcraft in 2014, as Textron Aviation’s Vice President, Integration & Strategy, Mr. Rosenberg led the successful merger and integration of Beechcraft and Textron’s Cessna Aircraft business, which created today’s Textron Aviation segment. Prior to Textron’s acquisition of Beechcraft, Mr. Rosenberg held a series of leadership positions in financial planning, business management, strategic planning and operations with Beechcraft and its predecessor companies.
Ms. Duffy was named Executive Vice President, Human Resources in July 2017 and Executive Vice President and Chief Human Resources Officer in April 2022. Ms. Duffy joined Textron in 1997 as a member of the corporate legal team and has since held positions of increasing responsibility within the Company’s legal function, previously serving as Vice President and Deputy General Counsel – Litigation, a position she had held since 2011. In that role she was responsible for managing the corporate litigation staff with primary oversight of litigation throughout Textron. She has also played an active role in developing, implementing and standardizing human resources policies across the Company and served as the senior legal advisor on employment and benefits issues.
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
•The risk of disruptions to our business and the business of our suppliers, customers and other business partners due to unexpected events, such as pandemics, natural disasters, acts of war, strikes, terrorism, social unrest or other societal, geopolitical or macroeconomic conditions;
•Risks related to changing U.S. and foreign trade policies, including increased trade restrictions or tariffs; and
•The ability of our businesses to hire, train and retain the highly skilled personnel necessary for our businesses to succeed.
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
Demand for business jets, turbo props and commercial helicopters has been cyclical and difficult to forecast. From time to time, the demand for our aircraft products has been adversely impacted by unexpected events and may be impacted by such events in the future. Therefore, future demand for these products could be significantly and unexpectedly less than anticipated and/or less than previous period deliveries. Similarly, there is uncertainty as to when or whether our existing commercial backlog for aircraft products will convert to revenues as the conversion depends on production capacity, customer needs and credit availability, among other factors. Changes in economic conditions have in the past caused, and in the future may cause, customers to request that firm orders be rescheduled, deferred or cancelled. Reduced demand for our aircraft products or delays or cancellations of orders previously has had and, in the future, could have a material adverse effect on our cash flows, results of operations and financial condition.
We have customer concentration with the U.S. Government; reduction in U.S. Government defense spending can adversely affect our results of operations and financial condition.
During 2024, we derived approximately 25% of our revenues from sales to a variety of U.S. Government entities.  Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. Considerable uncertainty exists regarding how future budget and program decisions will develop. We cannot predict the impact on existing, follow-on or future programs from changes in the threat environment, defense spending levels, government priorities, political leadership, procurement practices, inflation and other macroeconomic trends, military strategy, or broader societal changes. Significant changes in national and international priorities for defense spending could affect the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

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
Under fixed-price contracts, generally we receive a fixed price irrespective of the actual costs we incur, and, consequently, we absorb any costs in excess of the fixed price. Changes in underlying assumptions, circumstances or estimates used in developing the pricing for such contracts can adversely affect our results of operations. Additionally, fixed-price contracts generally require progress payments rather than performance-based payments which can delay our ability to recover a significant amount of costs incurred on a contract and thus affect the timing of our cash flows. Under fixed-price incentive contracts, we share with the U.S. Government cost underrun savings, which are derived from total cost being less than target costs; we also share in cost overruns, which occur when total costs exceed target costs up to a negotiated cost ceiling; however, we are solely responsible for costs above the ceiling. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursement contracts that are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based; however, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs.  Due to the nature of our work under government contracts, we sometimes experience unforeseen technological or schedule difficulties and cost overruns due to inflation, labor shortages, supply chain challenges, bid protests, and/or other factors. Under each type of contract, if we are unable to control costs or if our initial cost estimates are incorrect, our cash flows, results of operations and financial condition could be adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.
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
We are sensitive to global macroeconomic conditions. Negative macroeconomic factors may have an adverse effect on our business, results of operations and financial condition, as well as on our distributors, customers, subcontractors and suppliers, and on activity in many of the industries and markets we serve. We cannot predict changes in worldwide or regional economic or political conditions and government policies as such factors are highly volatile and beyond our control. If current macroeconomic pressures, including from inflation and labor and supply chain challenges, continue or if global macroeconomic conditions deteriorate and remain at depressed levels for extended periods, our business, results of operations and financial condition could be materially adversely affected. In addition, changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture or sell our products or from where we import products or raw materials (either directly or through our suppliers) could adversely impact our competitive position, business operations and financial results.
Our business could be negatively impacted by cybersecurity threats and other disruptions.
Our information technology (IT) and related systems are critical to the efficient operation of our business and essential to our ability to perform day to day processes. We routinely face persistent security threats, including threats to our IT infrastructure and unlawful attempts to gain access to our confidential, classified or otherwise proprietary information via phishing/malware campaigns and other cyberattack methods, as well as threats to the physical security of our facilities and employees. The threats we face vary from those common to most industries, to attacks by more advanced and persistent, highly organized adversaries, including nation state actors, which target us for the national security information in our possession, for our role in developing advanced technology systems or with the goal of committing fraudulent activity. Our customers, suppliers and subcontractors are likewise targeted, and attack methods continue to evolve. Some cyberattacks depend on human error or manipulation, including phishing attacks or schemes that use social engineering or artificial intelligence to gain access to systems or carry out disbursement of funds or other frauds. Developments in artificial intelligence and machine learning provide threat actors with the capability to use more sophisticated means to attack our systems and may exacerbate cybersecurity risk.
While we have experienced cybersecurity attacks, such attacks have not resulted in a material information security breach and we have not suffered any material losses relating to such attacks. Due to the evolving nature of security threats, the possibility of future material incidents cannot be completely mitigated, and we may not always be successful in timely detecting, reporting or responding to cyber incidents. Future attacks or breaches of data security, whether of our systems, the systems of our customers, suppliers, subcontractors or other business partners, or the systems of our service providers or other third parties who may have access to our data for business purposes, could disrupt our operations, cause the loss of business information or compromise confidential information, exposing us to liability or regulatory action. Such an incident also could require significant management attention and resources, increase costs that may not be covered by insurance, and result in reputational damage, potentially adversely affecting our competitiveness and our results of operations. Products and services that we provide to our customers may themselves be subject to cyberthreats which may not be detected or effectively mitigated, resulting in potential losses that could adversely affect us and our customers. In addition, our customers, including the U.S. Government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. For information on our cybersecurity governance, risk management and strategy, see Item 1C. Cybersecurity.

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
We are subject to risks of doing business globally that could adversely impact our business.
During 2024, we derived approximately 29% of our revenues from international business, including U.S. exports. Conducting business internationally exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries. Risks related to international operations include import, export, economic sanctions and other trade restrictions; changing U.S. and foreign procurement policies and practices; changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements; potential retaliatory tariffs imposed by foreign countries against U.S. goods; impacts on our non-U.S. suppliers and customers due to acts of war or terrorism occurring internationally; restrictions on technology transfer; difficulties in protecting intellectual property; increasing complexity of employment and environmental, health and safety regulations; foreign investment laws; exchange controls; repatriation of earnings or cash settlement challenges; compliance with increasingly rigorous data privacy and protection laws; competition from foreign and multinational firms with home country advantages; economic and government instability; acts of industrial espionage, acts of war and terrorism and related safety concerns. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
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
Increased worldwide public awareness and concern regarding global climate change has resulted and is likely to continue to result in more legislative and regulatory efforts, in the U.S., the European Union and in other jurisdictions in which we operate, in an effort to address the negative impacts of climate change. Recently enacted laws and regulations include, and future such laws and regulations may include, more prescriptive required reporting on environmental metrics, climate change related risks and associated financial and other impacts, as well as increased oversight of and reporting on our supply chain and other compliance requirements. We expect that compliance with such laws and regulations will require additional internal and external resources. Stricter limits on greenhouse gas emissions generated by our facilities or by our products that produce carbon emissions, carbon pricing mechanisms and/or energy taxes could also be imposed. Compliance with stricter limits may necessitate larger investment in product development and manufacturing equipment and/or facilities, as well as sourcing from new suppliers and/or higher costs from existing suppliers. These increased regulatory requirements are expected to increase our direct and indirect costs and could negatively impact our business, results of operations, financial condition and competitive position. Our failure to adequately comply with such laws and regulations could jeopardize our ability to receive contract awards from the U.S. government and other customers.
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

Risks Related to Human Capital
Our success is highly dependent on our ability to hire, train and retain a qualified workforce.
Our success is highly dependent upon our ability to hire, train and retain a workforce with the skills necessary for our businesses to develop and manufacture the products desired by our customers. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, flight operations, business development and strategy and management. Because many of our businesses experience cyclical market demand, they face challenges in maintaining their workforce at levels aligned with market demand which in the past has necessitated workforce reductions at some of our businesses as demand decreased. Conversely, our businesses sometimes need to increase the size of their workforce in order to keep pace with production needs due to increased customer demand. Furthermore, for our defense businesses the uncertainty of being awarded follow-on contracts and the related timing can also present difficulties in matching workforce size with contract needs. Such challenges in aligning the size of our businesses’ workforces with current or future business needs have resulted and may, in the future result in increased costs, production delays or other adverse impacts on our business and results of operations.
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
Approximately 7,400, or 28%, of our U.S. employees are represented by labor unions under various collective bargaining agreements with varying durations and expiration dates, and many of our non-U.S. employees are represented by organized councils. From time to time, our collective bargaining agreements expire and are subject to renegotiation at that time. We may not be able to negotiate successor collective bargaining agreements upon expiration without experiencing labor disputes, including strikes or work stoppages, or we may be unable to renegotiate such contracts on favorable terms. For example, on September 21, 2024, Textron Aviation’s largest union rejected a proposed new contract and engaged in a strike that had an adverse effect on Textron Aviation's ability to meet its production and delivery schedules, and negatively impacted revenues and segment profit in 2024. If we experience any extended interruption of operations at any of our facilities as a result of labor disputes, strikes or other work stoppages, our business, financial condition or results of operations could be adversely affected. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Overview
Our centrally defined cybersecurity policies and processes are based on industry best practices and are revisited regularly to ensure their appropriateness based on risk, threats and current technological capabilities. We use a multi-layered approach to security with processes and tools aligned with the National Institute of Standards and Technology Cybersecurity Framework. We monitor compliance with these policies and processes through frequent internal audits and a set of robust metrics that assist in protection of our environment. As a U.S. defense contractor, we are required to comply with extensive regulations, including requirements imposed by the Defense Federal Acquisition Regulation Supplement related to adequately safeguarding controlled unclassified information (CUI) and reporting cybersecurity incidents to the U.S. Department of Defense (DoD). We will also be required to achieve Cybersecurity Maturity Model Certification which will certify our compliance with the federally mandated CUI program.
We maintain Information Systems Incident Management Standards applicable to all our businesses that are intended to ensure information security events and weaknesses associated with information systems are communicated and acted on in a timely manner. Our disclosure controls and procedures address cybersecurity and include processes intended to ensure that security breaches are reported to appropriate personnel and, if warranted, analyzed for potential disclosure. While we have experienced cybersecurity attacks, such attacks to date have not materially affected the Company or our business strategy, results of operations, or financial condition. For more information regarding the risks we face from cybersecurity threats, see Item 1A. Risk Factors.
Governance
Board Oversight of Cybersecurity Matters
Oversight of information security matters is conducted by our full Board of Directors. The Board annually receives a comprehensive presentation on information security and controls from our Chief Information Officer (CIO) and, as may be necessary for specific topics, follow up occurs at additional meetings during the course of the year.
Management of Cybersecurity Risks
Textron Information Services is led by our CIO who has held positions of increasing responsibility within our corporate, Bell and Textron Systems IT organizations since 2008, including leading the IT organizations at both segments in maintaining compliance with the DoD information security requirements, as well as with our enterprise information security policies and standards. He previously led strategic IT projects and teams responsible for delivering global IT solutions for several large U.S. based companies.
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

We believe that the conduct of our employees is critical to the success of our information security. Through our security awareness program, we keep our employees apprised of threats, risks and the part that they play in protecting both themselves and the company. We conduct periodic compliance training for our employees regarding the protection of sensitive information, which includes mandatory annual cyber safety training for all users with access to our computer network intended to reduce the likelihood of success of cyberattacks which target our employees. We also conduct regular phishing simulations to increase employee awareness on how to spot phishing attempts, and what to do if they suspect an email to be a phishing attack.
We execute penetration testing against our technical environment and processes, and continuously monitor our network and systems for signs of intrusion. We also retain consultants to enhance our penetration testing program with current trends and methodologies utilized against other companies, ensuring we are proactively reducing risk from emerging threats. In addition, we conduct tabletop exercises to prepare for responding to potential cybersecurity events.
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
Item 2. Properties
On December 28, 2024, we operated a total of 56 plants located throughout the U.S. and 44 plants outside the U.S. We own 60 plants and lease the remainder for a total manufacturing space of approximately 23.6 million square feet. We consider the productive capacity of the plants operated by each of our business segments to be adequate. We also own or lease offices, warehouses, training and service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol "TXT." At December 28, 2024, there were approximately 4,800 record holders of Textron common stock.
Issuer Repurchases of Equity Securities
The following provides information about our fourth quarter 2024 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
September 29, 2024 – November 2, 2024	500	$82.32	500	17,881
November 3, 2024 – November 30, 2024	1,475	84.88	1,475	16,406
December 1, 2024 – December 28, 2024	820	80.60	820	15,586
Total	2,795	$83.17	2,795
* These shares were purchased pursuant to a plan authorizing the repurchases of up to 35 million shares of Textron common stock that was approved on July 24, 2023 by our Board of Directors. This share repurchase program has no expiration date.
Stock Performance Graph
The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2019 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

	2019	2020	2021	2022	2023	2024
Textron Inc.	$100.00	$108.62	$173.72	$159.50	$181.37	$174.29
S&P 500	100.00	118.40	152.39	124.79	157.59	199.99
S&P 500 A&D	100.00	83.94	95.03	111.54	119.09	138.18
S&P 500 Industrials	100.00	111.06	134.52	127.15	150.20	178.38

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In 2024, our operating results were adversely impacted by a strike at the Textron Aviation segment. On September 21, 2024, the International Association of Machinists and Aerospace Workers (IAM) District 70, Local Lodge 774 called a strike against Textron Aviation. On October 20, 2024, an agreement was reached on a new five-year labor contract. As a result, our revenues and profit were unfavorably impacted in the second half of 2024 due to delayed aircraft deliveries and manufacturing inefficiencies associated with the labor disruption and the recovery of operating activities. At the Industrial segment, we experienced lower revenues and profit in 2024, largely resulting from a decline in demand in our end markets for Textron Specialized Vehicles products. We are in the process of conducting a strategic review of our powersports product line, as discussed in Note 15 to the Consolidated Financial Statements on page 62.
At our Bell segment, the ramp up of the FLRAA program contributed to a 14% growth in its revenues for the year. In August, the U.S. Army announced approval of Milestone B for the FLRAA program, establishing it as a program of record and transitioning it to the Engineering and Manufacturing Development phase. In the second half of the year, Bell was awarded contracts totaling approximately $3.0 billion for this phase of the program that contributed to a total company backlog increase of $4.0 billion, 29%, to $17.9 billion at the end of 2024. This backlog increase included growth of $676 million at the Textron Aviation segment, reflecting steady customer demand supported by new products, and $644 million at the Textron Systems segment, which included new contract awards for the Ship-to-Shore Connector program.

Financial highlights for 2024 also include:
•Generated $1.0 billion of net cash from operating activities from our manufacturing businesses.
•Invested $491 million in research and development projects and $364 million in capital expenditures.
•Returned $1.1 billion to our shareholders through the repurchase of 12.9 million shares of our common stock.
For an overview of our business segments, including a discussion of our major products and services, refer to Item 1. Business. A discussion of our financial condition and operating results for 2024 compared with 2023 is provided below, while a discussion of 2023 compared with 2022 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 30, 2023.
In November 2023, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose, on an annual and interim basis, significant segment expenses and other segment items that are regularly provided to the Chief Operating Decision Maker. The new standard is effective for fiscal years beginning after December 15, 2023. We adopted ASU 2023-07 in the fourth quarter of 2024 and have recast management’s discussion and analysis of the results of operations of our company to include a discussion of the additional expense categories. In connection with the adoption of this standard, research and development costs previously included within Cost of products sold are now reported on a separate line in our Consolidated Statements of Operations. Prior period amounts have been recast to conform to the new presentation.
The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Financial Statements and Supplementary Data.
Consolidated Results of Operations

				% Change
(Dollars in millions)	2024	2023	2022	2024	2023
Revenues	$13,702	$13,683	$12,869	—%	6%
Cost of sales	11,200	10,835	10,199	3%	6%
Gross margin as a percentage of Manufacturing revenues	18.0%	20.5%	20.4%
Research and development costs	491	570	601	(14)%	(5)%
Selling and administrative expense	1,156	1,225	1,186	(6)%	3%
Interest expense, net	97	77	107	26%	(28)%
Special charges	78	126	—	(38)%	100%
Non-service components of pension and postretirement income, net	263	237	240	11%	(1)%

Revenues
Revenues increased $19 million in 2024, compared with 2023, largely due to the following factors:
•Higher Bell revenues of $432 million, largely reflecting higher military aircraft and support revenues of $347 million, primarily due to higher volume on the FLRAA program, partially offset by lower volume on the V-22 program.
•Lower Industrial revenues of $326 million, due to lower revenues of $263 million at Textron Specialized Vehicles, principally in the powersports and personal transportation vehicles product lines due to reduced demand in their end markets, and lower revenues of $63 million at Kautex.
•Lower Textron Aviation revenues of $89 million, reflecting lower volume and mix of $270 million, principally a result of the strike discussed in the Segment Analysis section below, partially offset by higher pricing of $181 million in both the aircraft and aftermarket parts and services product lines.
Cost of Sales
Cost of sales includes cost of products and services sold for the Manufacturing group. In 2024, cost of sales increased $365 million, 3%, compared with 2023. The increase in cost was largely due to a $299 million impact from inflation and higher LIFO inventory provision and a $38 million inventory valuation charge to write down inventory to its net realizable value at Textron Specialized Vehicles as discussed in Note 15 to the Consolidated Financial Statements on page 62.

Consolidated gross margin as a percentage of Manufacturing revenues decreased 250 basis points in 2024, compared with 2023, primarily due to lower gross margin at the Bell segment, largely due to the mix of contracts discussed above, and at the Textron Aviation segment, reflecting the mix of aircraft sold and manufacturing inefficiencies, largely due to the strike. In addition, higher LIFO inventory provision and the inventory valuation charge noted above accounted for 80 basis points of the decrease.
Research and Development Costs
Research and development costs decreased $79 million, 14%, in 2024, compared with 2023, largely reflecting the winddown of the Future Attack Reconnaissance Aircraft Program at the Bell segment, partially offset by a $17 million increase at the Textron eAviation segment, largely due to development efforts on hybrid and electric propulsion aircraft.
Selling and Administrative Expense
Selling and administrative expense decreased $69 million, 6%, in 2024, compared with 2023, primarily reflecting lower compensation expense, which included lower shared-based and incentive compensation and savings from restructuring activities.
Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group. In 2024, interest expense, net increased $20 million, 26%, compared with 2023, primarily due to an increase in the weighted-average interest rate of our debt and $7 million in lower interest income. For 2024, 2023 and 2022, gross interest expense totaled $146 million, $133 million and $129 million, respectively.
Special Charges
Special charges of $78 million and $126 million in 2024 and 2023, respectively, include restructuring activities and asset impairment charges as described in Note 15 to the Consolidated Financial Statements on page 62.
Non-service Components of Pension and Postretirement Income, Net
Non-service components of pension and postretirement income, net increased by $26 million, 11%, in 2024, compared with 2023. The increase is based on our annual valuation at the end of 2023 and is primarily driven by the impact of actual pension asset returns that exceeded our expected return on plan assets.
Income Taxes

	2024	2023	2022
Effective tax rate	12.5%	15.2%	15.2%
In 2024, the effective tax rate of 12.5% was lower than the U.S. federal statutory tax rate of 21%, largely due to the favorable impact of research and development credits and the effective settlement of certain tax positions in the fourth quarter of 2024, which is discussed in Note 16 to the Consolidated Financial Statements on page 63. In 2023, the effective tax rate of 15.2% was lower than the U.S. federal statutory tax rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
For a full reconciliation of our effective tax rate to the U.S. federal statutory tax rate, see Note 16 to the Consolidated Financial Statements on page 63.

Segment Analysis
We operate in, and report financial information for, the following six operating segments: Textron Aviation, Bell, Textron Systems, Industrial, Textron eAviation and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes the non-service components of pension and postretirement income, net; LIFO inventory provision; intangible asset amortization; interest expense, net for Manufacturing group; certain corporate expenses; gains/losses on major business dispositions; special charges and the inventory valuation charge to write down production-related powersports inventory. The operating costs used to derive segment profit for our manufacturing segments includes cost of sales, research and development costs and selling and administrative expense. The cost of sales discussed in this Segment Analysis section excludes the LIFO inventory provision, intangible asset amortization and the inventory valuation charge discussed above that are reported within Cost of products sold or Cost of services sold on the Consolidated Statement of Operations. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.
In our discussion of comparative results for the Manufacturing group, material changes in revenues and segment profit for our commercial businesses typically are expressed in terms of product line revenues, including volume and mix and pricing; foreign exchange; acquisitions and dispositions; inflation; manufacturing efficiency; and changes in research and development costs and selling and administrative expense. For revenues, volume and mix represents changes in revenues from increases or decreases in the number of units delivered or services provided and the composition of products and/or services sold. For segment profit, volume and mix represents a change due to the number of units delivered or services provided and the composition of products and/or services sold at different profit margins. Pricing represents changes in unit pricing. Foreign exchange is the change resulting from translating foreign-denominated amounts into U.S. dollars at exchange rates that are different from the prior period. Revenues generated by acquired businesses are reflected in Acquisitions for a twelve-month period, while reductions in revenues and segment profit from the sale of businesses are reflected as Dispositions. Inflation represents higher material, wages, benefits, pension service cost or other costs. Manufacturing efficiency includes changes in material, labor and overhead variances to standards, typically due to scrap rates, labor efficiency or inefficiencies, facility usage and other manufacturing productivity inputs.
Approximately 25% of our 2024 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program. For our segments that contract with the U.S. Government, material changes in revenues related to these contracts are expressed in terms of volume. Changes in segment profit for these contracts are typically expressed in terms of volume and mix and contract performance, which includes cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance.
Textron Aviation

				% Change
(Dollars in millions)	2024	2023	2022	2024	2023
Revenues:
Aircraft	$3,374	$3,577	$3,387	(6)%	6%
Aftermarket parts and services	1,910	1,796	1,686	6%	7%
Total revenues	5,284	5,373	5,073	(2)%	6%
Cost of sales	4,102	4,116	3,905	—%	5%
Research and development costs	208	199	191	5%	4%
Selling and administrative expense	408	409	417	—%	(2)%
Segment profit	$566	$649	$560	(13)%	16%
Profit margin	10.7%	12.1%	11.0%
Backlog	$7,845	$7,169	$6,387	9%	12%
Textron Aviation’s revenues decreased $89 million, 2%, in 2024, compared with 2023, reflecting lower volume and mix of $270 million, which was principally a result of the strike discussed below, partially offset by higher pricing of $181 million. Aircraft revenues decreased $203 million, 6%, due to lower volume and mix, largely from Citation jet and commercial turboprop deliveries, partially offset by higher pricing. We delivered 151 Citation jets and 127 commercial turboprops in 2024, compared with 168 Citation jets and 153 commercial turboprops in 2023. Aftermarket parts and services revenues increased $114 million, 6%, due to higher pricing and volume.

On September 21, 2024, the IAM District 70, Local Lodge 774 called a strike against Textron Aviation. The strike impacted approximately 5,000 of Textron Aviation’s employees at the manufacturing, parts and distribution and service center facilities in Wichita. On October 20, 2024, Textron Aviation and the IAM reached an agreement on a new five-year labor contract. The strike had a significant adverse impact on Textron Aviation’s ability to meet its production and delivery schedules in the third quarter and continuing into the fourth quarter of 2024. As a result, our revenues and profit were unfavorably impacted in the second half of 2024 by delayed aircraft deliveries and manufacturing inefficiencies associated with the labor disruption and the recovery of operating activities.
Textron Aviation’s cost of sales decreased $14 million in 2024, compared with 2023. The impact of lower volume and mix on our cost of sales was offset by $127 million of inflation and $43 million in manufacturing inefficiencies, largely reflecting idle facilities costs resulting from the strike discussed above.
Textron Aviation’s segment profit decreased $83 million, 13%, in 2024, compared with 2023, primarily due to lower volume and mix and the manufacturing inefficiencies discussed above, partially offset by higher pricing, net of inflation.
Textron Aviation’s backlog increased $676 million, 9%, in 2024, reflecting orders in excess of deliveries.
Bell

				% Change
(Dollars in millions)	2024	2023	2022	2024	2023
Revenues:
Military aircraft and support programs	$2,048	$1,701	$1,740	20%	(2)%
Commercial helicopters, parts and services	1,531	1,446	1,351	6%	7%
Total revenues	3,579	3,147	3,091	14%	2%
Cost of sales	2,899	2,392	2,316	21%	3%
Research and development costs	97	192	266	(49)%	(28)%
Selling and administrative expense	213	243	227	(12)%	7%
Segment profit	$370	$320	$282	16%	13%
Profit margin	10.3%	10.2%	9.1%
Backlog	$7,469	$4,780	$4,781	56%	—%
Bell’s military aircraft and support programs include a development contract for the U.S. Army's FLRAA program, as well as production, upgrade, and support contracts for the V-22 tiltrotor aircraft and H-1 helicopters. The FLRAA program represents an increasing portion of Bell’s revenues as development activities have ramped. In August 2024, the U.S. Army announced approval of Milestone B for the FLRAA program, establishing it as a program of record and transitioning it to the Engineering and Manufacturing Development phase. In the second half of 2024, Bell was awarded contracts totaling approximately $3.0 billion for this phase of the program.
Bell’s military and support programs revenues increased $347 million, 20%, in 2024, compared with 2023, primarily due to higher volume on the FLRAA program, partially offset by lower volume on the V-22 program. Commercial helicopters, parts and services increased $85 million, 6%. We delivered 172 commercial helicopters in 2024, compared with 171 commercial helicopters in 2023.
Bell's cost of sales increased $507 million, 21%, in 2024, compared with 2023, primarily due to the higher volume and mix discussed above.
Bell's research and development costs decreased $95 million, 49%, in 2024, compared with 2023, largely due to the winddown of the Future Attack Reconnaissance Aircraft Program.
Selling and administrative expense decreased at Bell by $30 million, 12%, in 2024, compared with 2023, primarily due to a gain on a legal settlement recorded in the first quarter of 2024 and lower bid and proposal costs.
Bell’s segment profit increased $50 million, 16%, in 2024, compared with 2023, primarily due to lower research and development costs, as described above, partially offset by an unfavorable impact from mix as volume increased on lower margin FLRAA development activities while volume decreased on higher margin V-22 program revenues.
Backlog increased $2.7 billion, 56%, at Bell due to orders in excess of revenues recognized and deliveries, largely related to the FLRAA program discussed above.

Textron Systems

				% Change
(Dollars in millions)	2024	2023	2022	2024	2023
Revenues	$1,241	$1,235	$1,172	—%	5%
Cost of sales	929	925	878	—%	5%
Research and development costs	51	53	53	(4)%	—%
Selling and administrative expense	107	110	109	(3)%	1%
Segment profit	$154	$147	$132	5%	11%
Profit margin	12.4%	11.9%	11.3%
Backlog	$2,594	$1,950	$2,098	33%	(7)%
Textron Systems revenues and segment profit increased $6 million and $7 million, respectively, in 2024, compared with 2023. The impact on volume related to the cancellation of the Shadow program in the first quarter of 2024 was largely offset by higher volume on the Ship-to-Shore Connector program.
Textron Systems’ backlog increased $644 million, 33%, in 2024, compared with 2023, reflecting orders in excess of revenues recognized and deliveries, which included new contract awards for the Ship-to-Shore Connector program.
Industrial

				% Change
(Dollars in millions)	2024	2023	2022	2024	2023
Revenues:
Kautex	$1,891	$1,954	$1,771	(3)%	10%
Textron Specialized Vehicles	1,624	1,887	1,694	(14)%	11%
Total revenues	3,515	3,841	3,465	(8)%	11%
Cost of sales	2,993	3,221	2,959	(7)%	9%
Research and development costs	72	80	71	(10)%	13%
Selling and administrative expense	299	312	280	(4)%	11%
Segment profit	$151	$228	$155	(34)%	47%
Profit margin	4.3%	5.9%	4.5%
Industrial segment revenues decreased $326 million, 8%, in 2024, compared with 2023, largely due to lower volume and mix. Textron Specialized Vehicles' revenues decreased $263 million, 14%, reflecting lower volume, principally in the powersports and personal transportation vehicles products due to reduced demand in their end markets. Kautex revenues decreased $63 million, 3%, largely due to lower volume.
Industrial's cost of sales decreased $228 million, 7%, in 2024 compared with 2023, primarily reflecting the impact of lower volume and mix.
Segment profit for the Industrial segment decreased $77 million, 34%, in 2024, compared with 2023, largely due to a $105 million impact from lower volume and mix, partially offset by $22 million in manufacturing efficiencies and $21 million in lower selling and administrative expense and research and development costs, largely due to cost reduction activities.
Textron eAviation

				% Change
(Dollars in millions)	2024	2023	2022	2024	2023
Revenues	$33	$32	$16	3%	100%
Cost of sales	29	35	18	(17)%	94%
Research and development costs	63	46	20	37%	130%
Selling and administrative expense	17	14	2	21%	600%
Segment loss	$(76)	$(63)	$(24)	21%	163%
Textron eAviation segment revenues increased $1 million, 3%, in 2024, compared with 2023. Research and development costs increased $17 million, 37%, largely due to the ramp up of development efforts on hybrid and electric propulsion aircraft. Segment loss increased $13 million in 2024, compared with 2023, primarily reflecting the higher research and development costs.

Finance

(In millions)	2024	2023	2022
Revenues	$50	$55	$52
Selling and administrative expense	(4)	(6)	8
Interest expense, net	19	15	13
Segment profit	$35	$46	$31
Finance segment revenues decreased $5 million and segment profit decreased $11 million in 2024, compared with 2023. Selling and administrative expense included recoveries of $10 million and $18 million in 2024 and 2023, respectively. The decrease in segment profit was primarily due to $8 million in lower recoveries of credit losses.
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
Assessment of Liquidity and Significant Future Cash Requirements
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	December 28, 2024	December 30, 2023
Manufacturing group
Cash and equivalents	$1,386	$2,121
Debt	3,247	3,526
Shareholders’ equity	7,204	6,987
Capital (debt plus shareholders’ equity)	10,451	10,513
Net debt (net of cash and equivalents) to capital	21%	17%
Debt to capital	31%	34%
Finance group
Cash and equivalents	$55	$60
Debt	341	348
We believe that our calculations of debt to capital and net debt to capital are useful measures as they provide a summary indication of the level of debt financing (i.e., leverage) that is in place to support our capital structure, as well as to provide an indication of our capacity to add further leverage.
We expect to have sufficient cash to meet our needs based on our existing cash balances, the cash we expect to generate from our manufacturing operations and the availability of our existing credit facility. In addition to our manufacturing operating cash requirements, future material cash outlays include our contractual combined debt and interest payments for the Manufacturing group of $473 million in 2025, $457 million in 2026, $444 million in 2027 and $2.5 billion thereafter, and for the Finance group of $46 million in 2025, $20 million in 2026, $69 million in 2027 and $507 million thereafter.
For the Manufacturing group, we also have purchase obligations that require material future cash outlays totaling $2.7 billion in 2025, $501 million in 2026 and $355 million thereafter. Purchase obligations include undiscounted amounts committed under contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates, as well as property, plant and equipment. Approximately 28% of our purchase obligations represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.

Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At December 28, 2024 and December 30, 2023, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. On March 1, 2024, we repaid our $350 million 4.30% Notes due March 2024.
Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2024	2023	2022
Operating activities	$1,008	$1,270	$1,461
Investing activities	(288)	(345)	(511)
Financing activities	(1,438)	(776)	(875)
Cash flows from operating activities were $1.0 billion in 2024, compared with $1.3 billion in 2023. The $262 million decrease in cash flows was largely due to changes in working capital and lower earnings, partially offset by $157 million in lower net tax payments. Net income tax payments were $181 million and $338 million in 2024 and 2023, respectively. Pension contributions were $44 million and $45 million in 2024 and 2023, respectively.
In 2024 and 2023, investing cash flows included capital expenditures of $364 million and $402 million, respectively, partially offset by net proceeds from corporate-owned life insurance policies of $85 million and $40 million, respectively.
Cash flows used by financing activities in 2024 included $1.1 billion of cash paid to repurchase an aggregate of 12.9 million shares of our common stock under the 2023 share repurchase plan described below and payments on long-term debt of $361 million. In 2023, cash flows used by financing activities included $1.2 billion of cash paid to repurchase an aggregate of 16.2 million shares of our common stock, partially offset by $348 million of net proceeds from the issuance of long-term debt.
In July 2023, Textron's Board of Directors approved a program for the repurchase of up to 35 million shares of our common stock. This share repurchase program allows us to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans and for opportunistic capital management purposes. The repurchase program has no expiration date and there were 15.6 million shares remaining under the program at December 28, 2024.
Dividend payments to shareholders totaled $12 million and $16 million in 2024 and 2023, respectively. Due to the timing of our fiscal year-end, we made three dividend payments in 2024, compared with four dividend payments in 2023.
Finance Group Cash Flows
The cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2024	2023	2022
Operating activities	$8	$14	$(7)
Investing activities	3	11	100
Financing activities	(16)	(37)	(216)
The Finance group’s cash flows from investing activities primarily included collections on finance receivables totaling $133 million and $169 million in 2024 and 2023, respectively, partially offset by finance receivable originations of $130 million and $160 million, respectively. Cash flows used in financing activities included payments on long-term and nonrecourse debt of $16 million and $37 million in 2024 and 2023, respectively.

Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2024	2023	2022
Operating activities	$1,015	$1,267	$1,490
Investing activities	(284)	(317)	(447)
Financing activities	(1,454)	(813)	(1,091)
Consolidated cash flows from operating activities were $1.0 billion in 2024, compared with $1.3 billion in 2023. The decrease of $252 million in cash flows was largely due to changes in working capital and lower earnings, partially offset by $161 million in lower net tax payments. Net income tax payments were $191 million and $352 million in 2024 and 2023, respectively. Pension contributions were $44 million and $45 million in 2024 and 2023, respectively.
In 2024 and 2023, investing cash flows included capital expenditures of $364 million and $402 million, respectively, partially offset by net proceeds from corporate-owned life insurance policies of $85 million and $40 million, respectively.
Cash flows used by financing activities in 2024 included $1.1 billion of share repurchases and payments on long-term debt of $377 million. In 2023, cash flows used by financing activities included $1.2 billion of share repurchases, partially offset by $348 million of net proceeds from the issuance of long-term debt.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows on page 36 are summarized below:

(In millions)	2024	2023	2022
Reclassification adjustments from investing activities to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(109)	$(160)	$(92)
Cash received from customers	108	143	127
Other	—	—	1
Total reclassification adjustments from investing activities to operating activities	$(1)	$(17)	$36
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2024 and 2023 to maintain compliance with the support agreement.
Critical Accounting Estimates
To prepare our Consolidated Financial Statements to be in conformity with generally accepted accounting principles, we must make complex and subjective judgments in the selection and application of accounting policies. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are listed below. We believe these policies require our most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the Consolidated Financial Statements on page 38, which includes other significant accounting policies.

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

(In millions)	2024	2023	2022
Gross favorable	$122	$106	$101
Gross unfavorable	(91)	(62)	(117)
Net adjustments	$31	$44	$(16)
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

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will decrease pension income.  For 2024 and 2023, the assumed expected long-term rate of return on plan assets used in calculating pension income was 7.16% and 7.14%, respectively. For 2024, the assumed rate of return for our domestic plans, which represent approximately 90% of our total pension assets, was 7.25%. Net periodic benefit income is sensitive to changes in the expected long-term rate of return on plan assets.
The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and generally decreases pension income.  In 2024, the weighted-average discount rate used in calculating pension income was 5.19%, compared with 5.51% in 2023.  For our domestic plans, the assumed discount rate was 5.25% in 2024, compared with 5.55% in 2023. A change of 50 basis-points higher or lower, with all other assumptions held constant, in this weighted-average discount rate in 2024 would have changed our pension income for our domestic plans by approximately $10 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage our foreign currency transaction exposures by entering into foreign currency exchange contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign currency exchange contracts was $464 million and $478 million at December 28, 2024 and December 30, 2023, respectively. We also may hedge exposures to certain of our foreign currency assets and earnings by funding those asset positions with debt in the same foreign currency so the exposures are naturally offset.
Interest Rate Risk
Our financial results are affected by changes in interest rates. As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures. We continually monitor our mix of these exposures and adjust the mix, as necessary. For our Finance group, we generally limit our risk to changes in interest rates with a strategy of matching floating-rate assets with floating-rate liabilities. This strategy includes the use of interest rate swap agreements. We had interest rate swap agreements with a total notional amount of $289 million at December 28, 2024 and $210 million at December 30, 2023, which effectively converted certain floating-rate debt to a fixed-rate equivalent.
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

	December 28, 2024			December 30, 2023
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign currency exchange risk
Foreign currency exchange contracts	$(14)	$(14)	$31	$1	$1	$30
Interest rate risk
Debt	(3,164)	(2,989)	(49)	(3,520)	(3,342)	(54)
Finance group
Interest rate risk
Finance receivables	439	454	9	417	423	9
Debt	(341)	(311)	—	(348)	(293)	(1)
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

Consolidated Statements of Operations
For each of the years in the three-year period ended December 28, 2024

(In millions, except per share data)	2024	2023	2022
Revenues
Manufacturing product revenues	$11,375	$11,573	$10,945
Manufacturing service revenues	2,277	2,055	1,872
Finance revenues	50	55	52
Total revenues	13,702	13,683	12,869
Costs, expenses and other
Cost of products sold	9,403	9,206	8,787
Cost of services sold	1,797	1,629	1,412
Research and development costs	491	570	601
Selling and administrative expense	1,156	1,225	1,186
Interest expense, net	97	77	107
Special charges	78	126	—
Non-service components of pension and postretirement income, net	(263)	(237)	(240)
Total costs, expenses and other	12,759	12,596	11,853
Income from continuing operations before income taxes	943	1,087	1,016
Income tax expense	118	165	154
Income from continuing operations	825	922	862
Loss from discontinued operations	(1)	(1)	(1)
Net income	$824	$921	$861
Basic Earnings per share
Continuing operations	$4.38	$4.62	$4.05
Discontinued operations	—	(0.01)	—
Basic Earnings per share	$4.38	$4.61	$4.05
Diluted Earnings per share
Continuing operations	$4.34	$4.57	$4.01
Discontinued operations	(0.01)	(0.01)	—
Diluted Earnings per share	$4.33	$4.56	$4.01
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
For each of the years in the three-year period ended December 28, 2024

(In millions)	2024	2023	2022
Net income	$824	$921	$861
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	419	(82)	283
Foreign currency translation adjustments, net of reclassifications	(71)	45	(103)
Deferred gains (losses) on hedge contracts, net of reclassifications	(8)	5	(3)
Total other comprehensive income (loss), net of tax	340	(32)	177
Comprehensive income	$1,164	$889	$1,038
See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	December 28, 2024	December 30, 2023
Assets
Manufacturing group
Cash and equivalents	$1,386	$2,121
Accounts receivable, net	949	868
Inventories	4,071	3,914
Other current assets	687	857
Total current assets	7,093	7,760
Property, plant and equipment, net	2,529	2,477
Goodwill	2,288	2,295
Other assets	4,248	3,663
Total Manufacturing group assets	16,158	16,195
Finance group
Cash and equivalents	55	60
Finance receivables, net	603	585
Other assets	22	16
Total Finance group assets	680	661
Total assets	$16,838	$16,856
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$357	$357
Accounts payable	943	1,023
Other current liabilities	3,094	2,998
Total current liabilities	4,394	4,378
Other liabilities	1,945	1,904
Long-term debt	2,890	3,169
Total Manufacturing group liabilities	9,229	9,451
Finance group
Other liabilities	64	70
Debt	341	348
Total Finance group liabilities	405	418
Total liabilities	9,634	9,869
Shareholders’ equity
Common stock (184.0 million and 195.0 million shares issued, respectively, and 183.0 million and 192.9 million shares outstanding, respectively)	23	24
Capital surplus	1,960	1,910
Treasury stock	(82)	(165)
Retained earnings	5,607	5,862
Accumulated other comprehensive loss	(304)	(644)
Total shareholders’ equity	7,204	6,987
Total liabilities and shareholders’ equity	$16,838	$16,856
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2022	$28	$1,863	$(157)	$5,870	$(789)	$6,815
Net income	—	—	—	861	—	861
Other comprehensive income	—	—	—	—	177	177
Dividends declared ($0.08 per share)	—	—	—	(17)	—	(17)
Share-based compensation activity	—	144	—	—	—	144
Purchases of common stock	—	—	(867)	—	—	(867)
Retirement of treasury stock	(2)	(127)	940	(811)	—	—
Balance at December 31, 2022	26	1,880	(84)	5,903	(612)	7,113
Net income	—	—	—	921	—	921
Other comprehensive loss	—	—	—	—	(32)	(32)
Dividends declared ($0.08 per share)	—	—	—	(16)	—	(16)
Share-based compensation activity	—	179	—	—	—	179
Purchases of common stock, including excise tax*	—	—	(1,178)	—	—	(1,178)
Retirement of treasury stock	(2)	(149)	1,097	(946)	—	—
Balance at December 30, 2023	24	1,910	(165)	5,862	(644)	6,987
Net income	—	—	—	824	—	824
Other comprehensive income	—	—	—	—	340	340
Dividends declared ($0.08 per share)	—	—	—	(16)	—	(16)
Share-based compensation activity	1	199	—	—	—	200
Purchases of common stock, including excise tax*	—	—	(1,131)	—	—	(1,131)
Retirement of treasury stock	(2)	(149)	1,214	(1,063)	—	—
Balance at December 28, 2024	$23	$1,960	$(82)	$5,607	$(304)	$7,204
*Includes amounts accrued for excise tax imposed on common share repurchases that totaled $9 million in 2024 and $10 million in 2023.
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For each of the years in the three-year period ended December 28, 2024

	Consolidated
(In millions)	2024	2023	2022
Cash flows from operating activities
Income from continuing operations	$825	$922	$862
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	382	395	397
Deferred income taxes	(48)	(192)	(220)
Asset impairments and powersports inventory charge	41	88	2
Other, net	102	90	94
Changes in assets and liabilities:
Accounts receivable, net	(96)	(9)	(26)
Inventories	(194)	(359)	(55)
Other assets	205	267	35
Accounts payable	(69)	2	235
Other liabilities	95	276	270
Income taxes, net	(26)	4	18
Pension, net	(225)	(202)	(165)
Captive finance receivables, net	(1)	(17)	35
Other operating activities, net	24	2	8
Net cash provided by operating activities of continuing operations	1,015	1,267	1,490
Net cash used in operating activities of discontinued operations	(1)	(1)	(2)
Net cash provided by operating activities	1,014	1,266	1,488
Cash flows from investing activities
Capital expenditures	(364)	(402)	(354)
Net cash used in business acquisitions	(13)	(1)	(202)
Net proceeds from corporate-owned life insurance policies	85	40	23
Proceeds from sale of property, plant and equipment	4	18	22
Finance receivables repaid	25	26	20
Finance receivables originated	(21)	—	—
Other investing activities, net	—	2	44
Net cash used in investing activities	(284)	(317)	(447)
Cash flows from financing activities
Decrease in short-term debt	(1)	—	(14)
Net proceeds from long-term debt	—	348	—
Principal payments on long-term debt and nonrecourse debt	(377)	(44)	(234)
Purchases of Textron common stock	(1,122)	(1,168)	(867)
Proceeds from exercise of stock options	88	73	44
Dividends paid	(12)	(16)	(17)
Other financing activities, net	(30)	(6)	(3)
Net cash used in financing activities	(1,454)	(813)	(1,091)
Effect of exchange rate changes on cash and equivalents	(16)	10	(32)
Net increase (decrease) in cash and equivalents	(740)	146	(82)
Cash and equivalents at beginning of year	2,181	2,035	2,117
Cash and equivalents at end of year	$1,441	$2,181	$2,035
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued
For each of the years in the three-year period ended December 28, 2024

	Manufacturing Group			Finance Group
(In millions)	2024	2023	2022	2024	2023	2022
Cash flows from operating activities
Income from continuing operations	$796	$884	$835	$29	$38	$27
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	382	395	396	—	—	1
Deferred income taxes	(46)	(188)	(200)	(2)	(4)	(20)
Asset impairments and powersports inventory charge	41	88	2	—	—	—
Other, net	115	110	103	(13)	(20)	(9)
Changes in assets and liabilities:
Accounts receivable, net	(96)	(9)	(26)	—	—	—
Inventories	(194)	(359)	(55)	—	—	—
Other assets	205	261	34	—	6	1
Accounts payable	(69)	2	235	—	—	—
Other liabilities	100	281	277	(5)	(5)	(7)
Income taxes, net	(25)	5	18	(1)	(1)	—
Pension, net	(225)	(202)	(165)	—	—	—
Other operating activities, net	24	2	7	—	—	—
Net cash provided by (used in) operating activities of continuing operations	1,008	1,270	1,461	8	14	(7)
Net cash used in operating activities of discontinued operations	(1)	(1)	(2)	—	—	—
Net cash provided by (used in) operating activities	1,007	1,269	1,459	8	14	(7)
Cash flows from investing activities
Capital expenditures	(364)	(402)	(354)	—	—	—
Net cash used in business acquisitions	(13)	(1)	(202)	—	—	—
Net proceeds from corporate-owned life insurance policies	85	40	23	—	—	—
Proceeds from sale of property, plant and equipment	4	18	22	—	—	—
Finance receivables repaid	—	—	—	133	169	147
Finance receivables originated	—	—	—	(130)	(160)	(92)
Other investing activities, net	—	—	—	—	2	45
Net cash provided by (used in) investing activities	(288)	(345)	(511)	3	11	100
Cash flows from financing activities
Decrease in short-term debt	(1)	—	(14)	—	—	—
Net proceeds from long-term debt	—	348	—	—	—	—
Principal payments on long-term debt and nonrecourse debt	(361)	(7)	(18)	(16)	(37)	(216)
Purchases of Textron common stock	(1,122)	(1,168)	(867)	—	—	—
Proceeds from exercise of stock options	88	73	44	—	—	—
Dividends paid	(12)	(16)	(17)	—	—	—
Other financing activities, net	(30)	(6)	(3)	—	—	—
Net cash used in financing activities	(1,438)	(776)	(875)	(16)	(37)	(216)
Effect of exchange rate changes on cash and equivalents	(16)	10	(32)	—	—	—
Net increase (decrease) in cash and equivalents	(735)	158	41	(5)	(12)	(123)
Cash and equivalents at beginning of year	2,121	1,963	1,922	60	72	195
Cash and equivalents at end of year	$1,386	$2,121	$1,963	$55	$60	$72
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
For commercial fixed-wing aircraft, we contract with our customers to sell fully outfitted aircraft, which may include configuration options. The aircraft typically represents a single performance obligation and revenue is recognized upon customer acceptance and delivery. For commercial helicopters, our customers generally contract with us for fully functional basic configuration aircraft and control is transferred upon customer acceptance and delivery. At times, customers may separately contract with us for the installation of accessories and customization to the basic aircraft. If these contracts are entered into at or near the same time of the basic aircraft contract, we assess whether the contracts meet the criteria to be combined. For contracts that are combined, the basic aircraft and the accessories and customization are typically considered to be distinct, and therefore, are separate performance obligations. For these contracts, revenue is recognized on the basic aircraft upon customer acceptance and transfer of title and risk of loss, and on the accessories and customization, upon delivery and customer acceptance. We utilize observable prices to determine the standalone selling prices when allocating the transaction price to these performance obligations.
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
U.S. Government Contracts
Our contracts with the U.S. Government generally include the design, development, manufacture or modification of aerospace and defense products and related support services. These contracts, which also include those under the U.S. Government-sponsored foreign military sales program, accounted for approximately 25% of total revenues in 2024.  The customer typically contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which often results in the delivery of multiple units. Accordingly, the entire contract is accounted for as one performance obligation. In certain circumstances, a contract may include both production and support services, such as logistics and parts plans, which are considered to be distinct in the context of the contract and represent separate performance obligations. When a contract is separated into more than one performance obligation, we generally utilize the expected cost plus a margin approach to determine the standalone selling prices when allocating the transaction price.
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
Approximately 58% of our 2024 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts. Under the typical payment terms of these contracts, the customer pays us either performance-based or progress payments. Performance-based payments represent interim payments of up to 90% of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments of up to 80% of costs incurred as the work progresses. Because the customer retains a small portion of the contract price until completion of the contract, these contracts generally result in revenue recognized in excess of billings. Amounts billed and due from our customers are classified in Accounts receivable, net. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For cost-type contracts, we are generally paid for our actual costs incurred within a short period of time.
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
In 2024 and 2023, our cumulative catch-up adjustments increased segment profit by $31 million and $44 million, respectively, and net income by $24 million and $34 million, respectively ($0.12 and $0.17 per diluted share, respectively). In 2022, our cumulative catch-up adjustments decreased segment profit by $16 million and net income by $12 million ($0.06 per diluted share). Revenue was increased by $32 million and $42 million in 2024 and 2023, respectively, and reduced by $25 million in 2022, related to changes in profit booking rates for performance obligations satisfied in prior periods.
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
Acquired intangible assets with finite lives are subject to amortization. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Amortization of these intangible assets is recognized over their estimated useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The majority of our intangible assets are amortized based on the cash flow streams used to value the assets, with the remaining assets amortized using the straight-line method.
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

For those finance receivables that do not have similar risk characteristics, including larger balance accounts specifically identified as impaired, a reserve is established against the carrying amount either based on comparing the expected future cash flows that are discounted at the finance receivable's effective interest rate, or based on the fair value of the underlying collateral if the finance receivable is collateral dependent. The expected future cash flows consider collateral value; financial performance and liquidity of our borrower; existence and financial strength of guarantors; estimated recovery costs, including legal expenses; and costs associated with the repossession and eventual disposal of collateral. When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the potential outcomes based on their relative likelihood of occurrence. The evaluation of our portfolio is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the estimated fair value of the underlying collateral, which may differ from actual results. While our analysis is specific to each individual account, critical factors included in this analysis include industry valuation guides, age and physical condition of the collateral, payment history, and existence and financial strength of guarantors.
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

Note 2. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Total
Balance at December 31, 2022	$633	$37	$1,010	$465	$138	$2,283
Foreign currency translation	—	—	—	5	7	12
Balance at December 30, 2023	633	37	1,010	470	145	2,295
Acquisitions	—	—	—	—	10	10
Foreign currency translation	(1)	—	—	(7)	(9)	(17)
Balance at December 28, 2024	$632	$37	$1,010	$463	$146	$2,288
Intangible Assets
Our intangible assets are summarized below:

		December 28, 2024			December 30, 2023
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	18	$199	$(11)	$188	$200	$(9)	$191
Patents and technology	15	509	(360)	149	510	(333)	177
Customer relationships and contractual agreements	15	356	(331)	25	357	(326)	31
Total		$1,064	$(702)	$362	$1,067	$(668)	$399
Trade names and trademarks in the table above include $169 million of indefinite-lived intangible assets at both December 28, 2024 and December 30, 2023. Amortization expense totaled $34 million, $39 million and $52 million, in 2024, 2023 and 2022, respectively. Amortization expense is estimated to be approximately $32 million, $29 million, $27 million, $26 million and $25 million in 2025, 2026, 2027, 2028 and 2029, respectively.

Note 3. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	December 28, 2024	December 30, 2023
Commercial	$738	$831
U.S. Government contracts	230	63
	968	894
Allowance for credit losses	(19)	(26)
Total	$949	$868
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	December 28, 2024	December 30, 2023
Finance receivables	$622	$609
Allowance for credit losses	(19)	(24)
Total finance receivables, net	$603	$585
Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. These loans generally have initial terms ranging from five years to twelve years and amortization terms ranging from five years to fifteen years; the average loan balance was $2.0 million at December 28, 2024. Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan. Our finance receivables are diversified across geographic region and borrower industry. At December 28,

2024, 58% of our finance receivables were distributed internationally and 42% throughout the U.S., compared with 57% and 43%, respectively, at December 30, 2023.
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
Finance receivables categorized based on the credit quality indicators and by delinquency aging category are summarized as follows:

(Dollars in millions)	December 28, 2024	December 30, 2023
Performing	$612	$571
Watchlist	—	23
Nonaccrual	10	15
Nonaccrual as a percentage of finance receivables	1.61%	2.46%
Current and less than 31 days past due	$609	$589
31-60 days past due	13	16
61-90 days past due	—	—
Over 90 days past due	—	4
60+ days contractual delinquency as a percentage of finance receivables	—%	0.66%
At December 28, 2024, 44% of our performing finance receivables were originated since the beginning of 2022 and 26% were originated from 2019 to 2021 with the remainder prior to 2019. For finance receivables categorized as nonaccrual, 100% were originated prior to 2021.
On a quarterly basis, we evaluate individual larger balance accounts for impairment.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Our impaired finance receivables were insignificant at December 28, 2024 and December 30, 2023.

Note 4. Inventories
Inventories are composed of the following:

(In millions)	December 28, 2024	December 30, 2023
Finished goods	$1,138	$1,072
Work in process	1,769	1,736
Raw materials and components	1,164	1,106
Total	$4,071	$3,914
At December 28, 2024, 69% of inventories were valued using the LIFO method, compared with 68% at December 30, 2023. Inventories valued at LIFO cost would have been higher by approximately $877 million and $701 million, at December 28, 2024 and December 30, 2023, respectively, if they had been valued using the FIFO method.
Note 5. Property, Plant and Equipment, Net
Our Manufacturing group’s property, plant and equipment, net is composed of the following:

(Dollars in millions)	Useful Lives (in years)			December 28, 2024	December 30, 2023
Land, buildings and improvements	2	-	40	$2,364	$2,229
Machinery and equipment	1	-	20	5,636	5,495
				8,000	7,724
Accumulated depreciation and amortization				(5,471)	(5,247)
Total				$2,529	$2,477
The Manufacturing group's depreciation expense totaled $344 million, $353 million and $340 million in 2024, 2023 and 2022, respectively.
Note 6. Accounts Payable and Liabilities
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. In June 2024, the maximum amount available under the financing arrangement was increased by $25 million to $200 million. This financing arrangement expires in April 2027. At December 28, 2024 and December 30, 2023, the amount due under the supplier financing arrangement was $50 million and $125 million, respectively. During 2024, the amounts added under this arrangement totaled $247 million and the amounts settled totaled $322 million.
Other Current Liabilities
The other current liabilities of our Manufacturing group are summarized below:

(In millions)	December 28, 2024	December 30, 2023
Contract liabilities	$1,734	$1,595
Salaries, wages and employer taxes	456	466
Current portion of warranty and product repair and maintenance program liabilities	177	215
Other	727	722
Total	$3,094	$2,998

Warranty Liability
Changes in our current and non-current warranty liability are as follows:

(In millions)	2024	2023	2022
Balance at beginning of year	$172	$149	$127
Provision	79	76	73
Settlements	(72)	(69)	(60)
Adjustments*	(6)	16	9
Balance at end of year	$173	$172	$149
* Adjustments include changes to prior year estimates, new issues on prior year sales, currency translation adjustments and acquisitions.
Note 7. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our leases have remaining lease terms up to 24 years, which include options to extend the lease term for periods up to 20 years when it is reasonably certain the option will be exercised.
Operating lease cost totaled $74 million, $69 million and $69 million in 2024, 2023 and 2022, respectively. Cash paid for operating lease liabilities approximated the lease expense and is classified in cash flows from operating activities. Noncash transactions related to operating leases totaled $49 million, $54 million and $58 million in 2024, 2023 and 2022, respectively, reflecting the recognition of operating lease assets and liabilities for new or extended leases. In 2024, non-cash transactions included the recognition of a $72 million asset and liability related to a new finance lease that matures in 2028. Finance lease, variable and short-term lease costs were not significant.
Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	December 28, 2024	December 30, 2023
Operating leases:
Other assets	$360	$371
Other current liabilities	55	55
Other liabilities	316	326
Weighted-average remaining lease term (in years)	10.0	10.3
Weighted-average discount rate	4.84%	4.70%
Finance leases:
Property, plant and equipment, less accumulated amortization of $9 million and $8 million, respectively	$95	$20
Long-term debt, including current portion	97	23
Weighted-average remaining lease term (in years)	5.9	14.9
Weighted-average discount rate	6.72%	4.55%
At December 28, 2024, maturities of our operating lease liabilities on an undiscounted basis totaled $69 million for 2025, $56 million for 2026, $47 million for 2027, $45 million for 2028, $40 million for 2029 and $220 million thereafter.

Note 8. Debt and Credit Facilities
Our debt is summarized in the table below:

(In millions)	December 28, 2024	December 30, 2023
Manufacturing group
4.30% due 2024	$—	$350
3.875% due 2025	350	350
4.00% due 2026	350	350
3.65% due 2027	350	350
3.375% due 2028	300	300
3.90% due 2029	300	300
3.00% due 2030	650	650
2.45% due 2031	500	500
6.10% due 2033	350	350
Other (weighted-average rate of 5.87% and 2.44%, respectively)	97	26
Total Manufacturing group debt	$3,247	$3,526
Less: Current portion of long-term debt	(357)	(357)
Total Long-term debt	$2,890	$3,169
Finance group
Variable-rate note due 2025 (weighted-average rate of 5.70% and 6.72%, respectively)	$25	$25
Fixed-rate note due 2027 (4.40%)	50	50
Floating Rate Junior Subordinated Notes due 2067 (6.52% and 7.38%, respectively)	264	264
Other	2	9
Total Finance group debt	$341	$348
The following table shows required principal payments during the next five years on debt outstanding at December 28, 2024:

(In millions)	2025	2026	2027	2028	2029
Manufacturing group	$357	$355	$355	$375	$301
Finance group	26	1	50	—	—
Total	$383	$356	$405	$375	$301
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At December 28, 2024 and December 30, 2023, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
Floating Rate Junior Subordinated Notes
The Finance group’s $264 million of Floating Rate Junior Subordinated Notes are unsecured and rank junior to all of its existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes at par at any time and we are obligated to redeem the notes beginning on February 15, 2042.  In 2023, TFC repurchased $8 million of these notes. Interest is variable at the three-month CME Term Secured Overnight Financing Rate + 1.99661%.
Support Agreement
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2024, 2023 and 2022 to maintain compliance with the support agreement.

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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At December 28, 2024 and December 30, 2023, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $464 million and $478 million, respectively. At December 28, 2024, the fair value amounts of our foreign currency exchange contracts were a $5 million asset and a $19 million liability. At December 30, 2023, the fair value amount of our foreign currency exchange contracts was a $4 million asset and a $3 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. The fair value of these interest rate swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2. The fair value of our outstanding interest rate swap agreements was an $8 million and a $4 million asset at December 28, 2024 and December 30, 2023, respectively.
At December 28, 2024, our Finance group had interest rate swap agreements related to its Floating Rate Junior Subordinated Notes for an aggregate notional amount of $264 million that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.20%. These agreements have maturities ranging from August 2025 to August 2029. In 2024, we also entered into a new swap agreement related to these Notes with a notional amount of $30 million and a weighted-average fixed rate of 5.10%; this agreement has a forward start date of August 15, 2025 and matures on August 15, 2030. At December 30, 2023, interest rate swap agreements related to these Notes had an aggregate notional amount of $185 million with a weighted-average fixed rate of 5.17%. At December 28, 2024 and December 30, 2023, we had an interest rate swap agreement with a notional amount of $25 million that matures in June 2025 and effectively converts variable-rate interest on a term loan to a fixed rate of 4.13%.

Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	December 28, 2024		December 30, 2023
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,164)	$(2,989)	$(3,520)	$(3,342)
Finance group
Finance receivables, excluding leases	439	454	417	423
Debt	(341)	(311)	(348)	(293)
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
Note 10. Shareholders’ Equity
Capital Stock
We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity is presented below:

(In thousands)	2024	2023	2022
Balance at beginning of year	192,898	206,161	216,935
Share repurchases	(12,890)	(16,169)	(13,075)
Share-based compensation activity	2,956	2,906	2,301
Balance at end of year	182,964	192,898	206,161
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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2024	2023	2022
Basic weighted-average shares outstanding	188,318	199,719	212,809
Dilutive effect of stock options	1,989	2,055	2,164
Diluted weighted-average shares outstanding	190,307	201,774	214,973
In 2024, 2023 and 2022, stock options to purchase 0.9 million, 1.5 million and 1.0 million shares, respectively, of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(516)	$(94)	$(2)	$(612)
Other comprehensive loss before reclassifications	(82)	45	(1)	(38)
Reclassified from Accumulated other comprehensive loss	—	—	6	6
Balance at December 30, 2023	$(598)	$(49)	$3	$(644)
Other comprehensive income before reclassifications	418	(74)	(9)	335
Reclassified from Accumulated other comprehensive loss	1	3	1	5
Balance at December 28, 2024	$(179)	$(120)	$(5)	$(304)
Other Comprehensive Income (Loss)
The before and after-tax components of other comprehensive income (loss) are presented below:

	2024			2023			2022
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Pension and postretirement benefits adjustments:
Unrealized gains (losses)	$568	$(136)	$432	$(102)	$25	$(77)	$285	$(67)	$218
Amortization of net actuarial (gain) loss*	(5)	1	(4)	(7)	2	(5)	83	(20)	63
Amortization of prior service cost*	8	(3)	5	8	(3)	5	8	(2)	6
Recognition of prior service cost	(19)	5	(14)	(7)	2	(5)	(4)	—	(4)
Pension and postretirement benefits adjustments, net	552	(133)	419	(108)	26	(82)	372	(89)	283
Foreign currency translation adjustments:
Foreign currency translation adjustments	(74)	—	(74)	45	—	45	(103)	—	(103)
Other	3	—	3	—	—	—	—	—	—
Foreign currency translation adjustments, net	(71)	—	(71)	45	—	45	(103)	—	(103)
Deferred gains (losses) on hedge contracts:
Current deferrals	(11)	2	(9)	(2)	1	(1)	(7)	4	(3)
Reclassification adjustments	2	(1)	1	8	(2)	6	—	—	—
Deferred gains (losses) on hedge contracts, net	(9)	1	(8)	6	(1)	5	(7)	4	(3)
Total	$472	$(132)	$340	$(57)	$25	$(32)	$262	$(85)	$177
* These components of other comprehensive income (loss) are included in the computation of net periodic pension cost. See Note 14 for additional information.

Note 11. Segment Financial Information
We operate in, and report financial information for, the following six operating segments: Textron Aviation, Bell, Textron Systems, Industrial, Textron eAviation and Finance. The accounting policies of the segments are the same as those described in Note 1.
Textron Aviation products and services include Cessna Citation jets, Beechcraft and Cessna turboprop aircraft, military trainer and defense aircraft, piston engine aircraft, advanced flight training devices, aftermarket parts and maintenance, inspection and repair services. Textron Aviation has a diverse customer base including fractional aircraft businesses, charter and fleet operators, corporate aviation, individual buyers, training schools, airlines, and special mission, military and government operators.
Bell products and services include development of a next generation tiltrotor aircraft, the V-22 tiltrotor aircraft, advanced military helicopters, and aftermarket parts and support services to the U.S. and non-U.S. governments. Bell also supplies commercial helicopters and aftermarket parts and services to corporate, private, law enforcement, utility, public safety and emergency medical helicopter operators, and U.S. and foreign governments.
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
Industrial products and markets include the following:
•Kautex products include blow-molded plastic fuel systems, including conventional plastic fuel tanks and pressurized fuel tanks for hybrid vehicle applications, clear-vision systems, plastic tanks for selective catalytic reduction systems and battery systems for use in electric vehicles, from hybrid to full battery-powered, that are sold to automobile OEMs; and
•Textron Specialized Vehicles products include golf cars, off-road utility vehicles, powersports products, light transportation vehicles, aviation ground support equipment, professional turf-maintenance equipment and specialized turf-care vehicles that are marketed primarily to golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users.
The Textron eAviation segment is focused on research and development initiatives related to sustainable aviation solutions and also manufactures a family of light aircraft and gliders with both electric and combustion engines.
The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.
In November 2023, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose, on an annual and interim basis, significant segment expenses and other segment items that are regularly provided to the Chief Operating Decision Maker (CODM). The new standard is effective for fiscal years beginning after December 15, 2023. We adopted ASU 2023-07 in the fourth quarter of 2024. In connection with the adoption of this standard, research and development costs previously included within Cost of products sold are now reported on a separate line in our Consolidated Statements of Operations. Prior period amounts have been recast to conform to the new presentation.
Textron’s CODM is its Chairman and Chief Executive Officer, Scott Donnelly. Mr. Donnelly utilizes segment profit to evaluate the performance of the segments to establish management's compensation and for decision-making purposes, including the allocation of capital resources between segments. Segment profit for the manufacturing segments excludes the non-service components of pension and postretirement income, net; LIFO inventory provision; intangible asset amortization; interest expense, net for Manufacturing group; certain corporate expenses; gains/losses on major business dispositions; special charges; and the inventory valuation charge to write down production-related powersports inventory discussed in Note 15. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

Our revenues and expenses by segment are provided below:

(in millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
2024
Revenues	$5,284	$3,579	$1,241	$3,515	$33	$50	$13,702
Costs and expenses:
Cost of sales	4,102	2,899	929	2,993	29	—	10,952
Research and development costs	208	97	51	72	63	—	491
Selling and administrative expense	408	213	107	299	17	(4)	1,040
Interest expense, net	—	—	—	—	—	19	19
Segment profit (loss)	$566	$370	$154	$151	$(76)	$35	$1,200
2023
Revenues	$5,373	$3,147	$1,235	$3,841	$32	$55	$13,683
Costs and expenses:
Cost of sales	4,116	2,392	925	3,221	35	—	10,689
Research and development costs	199	192	53	80	46	—	570
Selling and administrative expense	409	243	110	312	14	(6)	1,082
Interest expense, net	—	—	—	—	—	15	15
Segment profit (loss)	$649	$320	$147	$228	$(63)	$46	$1,327
2022
Revenues	$5,073	$3,091	$1,172	$3,465	$16	$52	$12,869
Costs and expenses:
Cost of sales	3,905	2,316	878	2,959	18	—	10,076
Research and development costs	191	266	53	71	20	—	601
Selling and administrative expense	417	227	109	280	2	8	1,043
Interest expense, net	—	—	—	—	—	13	13
Segment profit (loss)	$560	$282	$132	$155	$(24)	$31	$1,136
A reconciliation of segment profit to income from continuing operations before income taxes is presented below:

(in millions)	2024	2023	2022
Segment profit	$1,200	$1,327	$1,136
Unallocated amounts:
Corporate expenses and other, net	(116)	(143)	(143)
Interest expense, net for Manufacturing group	(78)	(62)	(94)
LIFO inventory provision	(176)	(107)	(71)
Intangible asset amortization	(34)	(39)	(52)
Special charges*	(78)	(126)	—
Inventory charge*	(38)	—	—
Non-service components of pension and postretirement income, net	263	237	240
Income from continuing operations before income taxes	$943	$1,087	$1,016
* See Note 15 for additional information.

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	December 28, 2024	December 30, 2023	2024	2023	2022	2024	2023	2022
Textron Aviation	$4,624	$4,542	$136	$138	$138	$164	$160	$152
Bell	2,992	2,869	122	119	80	86	89	90
Textron Systems	2,036	2,008	40	48	57	48	41	49
Industrial	2,378	2,520	62	91	78	70	89	93
Textron eAviation	286	287	4	4	1	7	7	2
Finance	680	661	—	—	—	—	—	1
Corporate	3,842	3,969	—	2	—	7	9	10
Total	$16,838	$16,856	$364	$402	$354	$382	$395	$397
At December 28, 2024 and December 30, 2023, 86% and 85%, respectively, of our property, plant and equipment, net was located in the United States.
Note 12. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

(In millions)	2024	2023	2022
Aircraft	$3,374	$3,577	$3,387
Aftermarket parts and services	1,910	1,796	1,686
Textron Aviation	$5,284	$5,373	$5,073
Military aircraft and support programs	2,048	1,701	1,740
Commercial helicopters, parts and services	1,531	1,446	1,351
Bell	$3,579	$3,147	$3,091
Textron Systems	$1,241	$1,235	$1,172
Fuel systems and functional components	1,891	1,954	1,771
Specialized vehicles	1,624	1,887	1,694
Industrial	$3,515	$3,841	$3,465
Textron eAviation	$33	$32	$16
Finance	$50	$55	$52
Total revenues	$13,702	$13,683	$12,869

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
2024
Customer type:
Commercial	$4,985	$1,490	$292	$3,482	$33	$50	$10,332
U.S. Government	299	2,089	949	33	—	—	3,370
Total revenues	$5,284	$3,579	$1,241	$3,515	$33	$50	$13,702
Geographic location:
United States	$4,019	$2,644	$1,112	$1,865	$19	$17	$9,676
Europe	371	85	45	693	11	5	1,210
Other international	894	850	84	957	3	28	2,816
Total revenues	$5,284	$3,579	$1,241	$3,515	$33	$50	$13,702
2023
Customer type:
Commercial	$5,155	$1,407	$282	$3,819	$32	$55	$10,750
U.S. Government	218	1,740	953	22	—	—	2,933
Total revenues	$5,373	$3,147	$1,235	$3,841	$32	$55	$13,683
Geographic location:
United States	$3,873	$2,228	$1,103	$2,067	$17	$17	$9,305
Europe	432	149	54	766	11	2	1,414
Other international	1,068	770	78	1,008	4	36	2,964
Total revenues	$5,373	$3,147	$1,235	$3,841	$32	$55	$13,683
2022
Customer type:
Commercial	$4,959	$1,284	$274	$3,450	$16	$52	$10,035
U.S. Government	114	1,807	898	15	—	—	2,834
Total revenues	$5,073	$3,091	$1,172	$3,465	$16	$52	$12,869
Geographic location:
United States	$3,520	$2,242	$1,054	$1,862	$7	$17	$8,702
Europe	579	139	42	699	6	3	1,468
Other international	974	710	76	904	3	32	2,699
Total revenues	$5,073	$3,091	$1,172	$3,465	$16	$52	$12,869
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At December 28, 2024, we had $17.9 billion in remaining performance obligations of which we expect to recognize revenues of approximately 76% through 2026, an additional 19% through 2028, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At December 28, 2024 and December 30, 2023, contract assets totaled $345 million and $513 million, respectively, and contract liabilities totaled $1.9 billion and $1.8 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. During 2024, 2023 and 2022, we recognized revenues of $1.1 billion, $953 million and $873 million, respectively, that were included in the contract liability balance at the beginning of each year.

Note 13. Share-Based Compensation
In April 2024, our shareholders approved our 2024 Long-Term Incentive Plan (the 2024 Plan), which replaced our 2015 Long-Term Incentive Plan (the 2015 Plan). Under the 2024 Plan, consistent with the 2015 Plan, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards. A maximum of 10 million shares is authorized for issuance for all purposes under the 2024 Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 2015 Plan. Under the 2024 Plan, the maximum number of shares that may be issued pursuant to awards payable in shares, such as restricted stock, restricted stock units, performance stock, performance share units, or other awards is 3.127 million, plus any shares that become available upon cancellation, forfeiture or expiration of such awards which were granted under the 2015 Plan. For 2024, 2023 and 2022, the awards granted under these plans primarily included stock options, restricted stock units and performance share units.
Share-based compensation costs are reflected primarily in selling and administrative expense.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2024	2023	2022
Compensation expense	$66	$94	$66
Income tax benefit	(16)	(23)	(16)
Total compensation expense included in net income	$50	$71	$50
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
As of December 28, 2024, we had not recognized $27 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years. We typically grant stock appreciation rights to selected non-U.S. employees. At December 28, 2024, outstanding stock appreciation rights totaled 391,414 with a weighted-average exercise price of $64.09 and a weighted-average remaining contractual life of 6.1 years; these units had an intrinsic value of $6 million, compared to $12 million at December 30, 2023.
Stock Options
Stock option compensation expense was $25 million, $23 million and $22 million in 2024, 2023 and 2022, respectively. Options to purchase our shares have a maximum term of ten years and generally vest ratably over a three-year period. Stock option compensation cost is calculated under the fair value approach using the Black-Scholes option-pricing model to determine the fair value of options granted on the date of grant. The expected volatility used in this model is based on historical volatilities and implied volatilities from traded options on our common stock. The expected term is based on historical option exercise data, which is adjusted to reflect any anticipated changes in expected behavior.
We grant options annually on the first day of March. The assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	2024	2023	2022
Fair value of options at grant date	$27.69	$23.83	$19.95
Dividend yield	0.1%	0.1%	0.1%
Expected volatility	27.2%	29.4%	29.2%
Risk-free interest rate	4.3%	4.2%	1.9%
Expected term (in years)	4.8	4.8	4.8

The stock option activity during 2024 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	7,515	$54.25
Granted	1,094	88.01
Exercised	(1,904)	(46.95)
Forfeited or expired	(56)	(77.72)
Outstanding at end of year	6,649	$61.70
Exercisable at end of year	4,585	$53.37
At December 28, 2024, our outstanding options had an aggregate intrinsic value of $115 million and a weighted-average remaining contractual life of 5.7 years.  Our exercisable options had an aggregate intrinsic value of $109 million and a weighted-average remaining contractual life of 4.5 years at December 28, 2024.  The total intrinsic value of options exercised during 2024, 2023 and 2022 was $78 million, $50 million and $32 million, respectively.
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
The 2024 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	396	$61.73	810	$63.06
Granted	110	89.45	221	88.69
Vested	(175)	(53.16)	(373)	(52.50)
Forfeited	—	—	(27)	(74.80)
Outstanding at end of year, nonvested	331	$75.50	631	$77.75
The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2024	2023	2022
Fair value of awards vested	$42	$45	$25
Cash paid	33	34	17
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
The 2024 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	366	$72.23
Granted	194	88.68
Vested	(166)	(71.07)
Outstanding at end of year, nonvested	394	$80.81

The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2024	2023	2022
Fair value of awards vested	$13	$19	$19
Cash paid	35	27	15
Note 14. Retirement Plans
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits covering certain of our U.S. and Non-U.S. employees. Substantially all of our employees are covered by defined contribution plans. The largest of these plans, the Textron Savings Plan, is a qualified 401(k) plan subject to the Employee Retirement Income Security Act of 1974 (ERISA). Our defined contribution plans cost $164 million, $154 million and $140 million in 2024, 2023 and 2022, respectively. We also provide postretirement benefits other than pensions for certain retired employees in the U.S. that include healthcare, dental care, Medicare Part B reimbursement and life insurance.
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
Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss) (OCI) are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2024	2023	2022	2024	2023	2022
Net periodic benefit cost (income)
Service cost	$69	$67	$108	$1	$2	$2
Interest cost	362	364	272	7	8	6
Expected return on plan assets	(635)	(610)	(609)	—	—	—
Amortization of prior service cost (credit)	9	11	13	(1)	(3)	(5)
Amortization of net actuarial loss (gain)	3	1	87	(8)	(8)	(4)
Net periodic benefit cost (income)*	$(192)	$(167)	$(129)	$(1)	$(1)	$(1)
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$(561)	$109	$(246)	$(7)	$(7)	$(39)
Current year prior service cost	19	7	4	—	—	—
Amortization of net actuarial gain (loss)	(3)	(1)	(87)	8	8	4
Amortization of prior service credit (cost)	(9)	(11)	(13)	1	3	5
Total recognized in OCI, before taxes	$(554)	$104	$(342)	$2	$4	$(30)
Total recognized in net periodic benefit cost (income) and OCI	$(746)	$(63)	$(471)	$1	$3	$(31)
* Excludes the cost associated with the defined contribution component that is included in certain of our U.S.-based defined benefit pension plans, of $10 million in 2024, and $11 million for both 2023 and 2022.

Obligations and Funded Status
All of our plans are measured as of our fiscal year-end. The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$7,205	$6,848	$136	$150
Service cost	69	67	1	2
Interest cost	362	364	7	8
Plan participants’ contributions	—	—	3	3
Actuarial losses (gains)	(392)	330	(7)	(7)
Benefits paid	(454)	(444)	(19)	(20)
Plan amendment	19	7	—	—
Foreign exchange rate changes and other	(21)	33	—	—
Projected benefit obligation at end of year	$6,788	$7,205	$121	$136
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$8,413	$7,943
Actual return on plan assets	806	832
Employer contributions	34	36
Benefits paid	(454)	(444)
Foreign exchange rate changes and other	(27)	46
Fair value of plan assets at end of year	$8,772	$8,413
Funded status at end of year	$1,984	$1,208	$(121)	$(136)
Actuarial losses (gains) for 2024 and 2023 were largely the result of changes in the discount rate utilized.
Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Non-current assets	$2,311	$1,569	$—	$—
Current liabilities	(29)	(28)	(15)	(17)
Non-current liabilities	(298)	(333)	(106)	(119)
Recognized in Accumulated other comprehensive loss, pre-tax:
Net loss (gain)	167	730	(69)	(69)
Prior service cost (credit)	52	42	(1)	(3)
The accumulated benefit obligation for all defined benefit pension plans was $6.5 billion and $6.9 billion at December 28, 2024 and December 30, 2023, respectively, which included $316 million and $336 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.
Pension plans with accumulated benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	December 28, 2024	December 30, 2023
Accumulated benefit obligation	$316	$336
Fair value of plan assets	—	—
Pension plans with projected benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	December 28, 2024	December 30, 2023
Projected benefit obligation	$327	$652
Fair value of plan assets	—	292

Assumptions
The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2024	2023	2022	2024	2023	2022
Net periodic benefit cost
Discount rate	5.19%	5.51%	2.99%	5.40%	5.70%	2.80%
Expected long-term rate of return on assets	7.16%	7.14%	7.10%
Rate of compensation increase	3.97%	3.97%	3.95%
Benefit obligations at year-end
Discount rate	5.73%	5.19%	5.51%	5.75%	5.40%	5.70%
Rate of compensation increase	3.97%	3.97%	3.97%
Interest crediting rate for cash balance plans	5.25%	5.25%	5.25%
Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 6.50% in 2024 and 6.50% in 2023. We expect this rate to gradually decline to 4.75% by 2031 where we assume it will remain.
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
For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For Non-U.S. plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	17%	to	33%
International equity securities	6%	to	17%
Global equities	5%	to	17%
Debt securities	27%	to	38%
Real estate	7%	to	13%
Private investment partnerships	7%	to	13%
Non-U.S. Plan Assets
Equity securities	55%	to	75%
Debt securities	25%	to	45%
Real estate	—%	to	13%

The fair value of our pension plan assets by major category and valuation method is as follows:

	December 28, 2024				December 30, 2023
(In millions)	Level 1	Level 2	Level 3	Not Subject to Leveling	Level 1	Level 2	Level 3	Not Subject to Leveling
Cash and equivalents	$159	$1	$—	$—	$231	$1	$—	$—
Equity securities:
Domestic	3,151	—	—	307	2,754	—	—	299
International	1,028	—	—	290	1,061	—	—	281
Mutual funds	194	—	—	—	117	—	—	—
Debt securities:
National, state and local governments	899	60	—	13	679	142	—	88
Corporate debt	46	618	—	148	164	610	—	90
Private investment partnerships	—	—	—	974	—	—	—	1,000
Real estate	—	—	479	405	—	—	508	388
Total	$5,477	$679	$479	$2,137	$5,006	$753	$508	$2,146
Cash and equivalents, equity securities and debt securities include commingled funds, which represent investments in funds offered to institutional investors that are similar to mutual funds in that they provide diversification by holding various equity and debt securities. Generally, the fair value of the majority of the commingled funds is determined and published by the fund's investment managers and is the basis for current transactions, therefore, they are categorized as Level 1 in the table above. Certain commingled funds, consisting of underlying equity and fixed income securities, are stated at their Net Asset Value (NAV) per share because such investments do not have readily determinable fair values and, therefore, are not subject to leveling within the fair value hierarchy. The NAV is the total value of the fund divided by the number of the fund’s shares outstanding. Debt securities are valued based on same day actual trading prices, if available. If such prices are not available, we use a matrix pricing model with historical prices, trends and other factors.
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
The table below presents a reconciliation of the fair value measurements for owned real estate properties, which use significant unobservable inputs (Level 3):

(In millions)	2024	2023
Balance at beginning of year	$508	$569
Unrealized losses, net	(25)	(60)
Realized gains, net	16	10
Purchases, sales and settlements, net	(20)	(11)
Balance at end of year	$479	$508

Estimated Future Cash Flow Impact
Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2025, we expect to contribute approximately $50 million to our pension plans. Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions. These payments are based on the same assumptions used to measure our benefit obligation at the end of 2024. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets. Benefit payments that we expect to pay on an undiscounted basis are as follows:

(In millions)	2025	2026	2027	2028	2029	2030-2034
Pension benefits	$459	$467	$476	$484	$491	$2,510
Postretirement benefits other than pensions	16	15	14	13	13	50
Note 15. Special Charges
Special charges recorded in 2024 and 2023 by segment and type of cost are as follows:

(In millions)	Severance Costs	Contract Terminations and Other	Asset Impairments	Total
2024
Industrial	$37	$32	$3	$72
Bell	1	—	—	1
Textron Systems	5	—	—	5
Total special charges	$43	$32	$3	$78
2023
Industrial	$21	$—	$87	$108
Bell	13	—	—	13
Textron Systems	5	—	—	5
Total special charges	$39	$—	$87	$126
In the fourth quarter of 2023, we initiated a restructuring plan to reduce operating expenses through headcount reductions at the Industrial, Bell and Textron Systems segments. In the Industrial segment, the plan included headcount reductions at Textron Specialized Vehicles, resulting from lower demand for certain of our powersports products, and at Kautex, due to reduced demand for fuel systems from European automotive manufacturers. In the Bell and Textron Systems segments, the plan included targeted headcount reductions to improve the segments’ cost structures and realign their workforces as these segments transition from legacy production contracts to more development, engineering focused contracts. In April 2024, the plan was expanded for the Bell and Textron Systems segments to include headcount reductions resulting from the cancellations of the Future Attack Reconnaissance Aircraft and Shadow programs in 2024.
In December 2024, we approved additional actions under the 2023 plan at Textron Specialized Vehicles related to an indefinite pause in production of its powersports products. During 2024, the consumer end market demand for powersports products continued to remain soft. As a result, and in conjunction with its annual operating plan process, Textron Specialized Vehicles began to pause production of powersports products as Textron's management reviews strategic alternatives for the business. Upon completion of limited production runs to satisfy customer commitments, production of powersports products will be paused indefinitely in the first half of 2025.
In 2024, we recorded special charges totaling $78 million as a result of the above restructuring actions. Since inception of the 2023 plan, we have incurred $204 million in special charges including severance costs of $82 million, which included $58 million at the Industrial segment, $14 million at the Bell segment and $10 million at the Textron Systems segment; and contract termination and other costs of $32 million and asset impairment charges of $90 million at the Industrial segment. Headcount reductions since inception of the plan are expected to total approximately 1,800 positions, representing 5% of our global workforce. We expect the plan to be substantially completed and the majority of the $71 million restructuring reserve to be paid in the first half of 2025.
In the fourth quarter of 2024 and in connection with the actions taken under the restructuring plan at Textron Specialized Vehicles, we recorded an inventory valuation charge of $38 million, which is recorded in Cost of products sold, to write down production-related powersports inventory to its net realizable value.

In 2023, as a result of the lower demand described above, we recognized asset impairment charges of $75 million at Textron Specialized Vehicles related to both fixed and intangible assets and $12 million of fixed asset impairment charges at Kautex. The fair value of these assets was determined utilizing a discounted cash flow methodology that reflected the impact of lower anticipated demand for the powersports and fuel systems products on future revenues and profit.
Restructuring Reserve
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 31, 2022	$5	$7	$12
Provision for 2023 restructuring plan	39	—	39
Cash paid	(3)	(2)	(5)
Foreign currency translation	1	—	1
Balance at December 30, 2023	$42	$5	$47
Provision for 2023 restructuring plan	49	32	81
Cash paid	(46)	(3)	(49)
Reversals	(6)	—	(6)
Foreign currency translation	(2)	—	(2)
Balance at December 28, 2024	$37	$34	$71
Note 16. Income Taxes
We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2024	2023	2022
U.S.	$739	$905	$810
Non-U.S.	204	182	206
Income from continuing operations before income taxes	$943	$1,087	$1,016
Income tax expense is summarized as follows:

(In millions)	2024	2023	2022
Current expense:
Federal	$84	$267	$272
State	21	18	33
Non-U.S.	61	72	69
	166	357	374
Deferred expense (benefit):
Federal	(34)	(181)	(182)
State	(24)	1	(29)
Non-U.S.	10	(12)	(9)
	(48)	(192)	(220)
Income tax expense	$118	$165	$154

The following table reconciles the U.S. Federal statutory income tax rate to our effective income tax rate:

	2024	2023	2022
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax benefit	(0.2)	1.4	0.3
Non-U.S. tax rate differential and foreign tax credits	2.1	1.5	1.8
Research and development tax credits	(5.4)	(4.7)	(5.0)
Uncertain tax positions release for 2012 to 2017 IRS audit	(2.9)	—	—
Foreign-derived intangible income deduction	(1.7)	(3.2)	(2.5)
Other, net	(0.4)	(0.8)	(0.4)
Effective income tax rate	12.5%	15.2%	15.2%
Unrecognized Tax Benefits
Our unrecognized tax benefits represent tax positions for which reserves have been established, with unrecognized state tax benefits reflected net of applicable federal tax benefits. If our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. A reconciliation of these unrecognized tax benefits is as follows:

(In millions)	2024	2023	2022
Balance at beginning of year	$222	$231	$207
Additions for tax positions related to current year	17	16	24
Additions for tax positions of prior years	4	3	—
Reductions for tax positions of prior years	—	(28)	—
Reductions for settlements	(28)	—	—
Balance at end of year	$215	$222	$231
In November 2024, we received a Revenue Agent Report (RAR) from the Internal Revenue Service (IRS) for the tax years 2012 to 2017 that proposed adjustments related to research and development tax credits generated on amended returns filed in 2019 and 2021. We disagree with the proposed adjustments and are vigorously contesting them through the IRS’s Office of Appeals and, if necessary, will continue with legal proceedings. We believe it is more likely than not that we will prevail on our refund claim for these credits. As of December 28, 2024, we believe our allowance for uncertain tax positions related to this matter is adequate. We do not expect a final resolution to this matter in the next twelve months. In connection with the RAR for these years, other tax positions were effectively settled, resulting in a benefit upon the reversal of $27 million of uncertain tax positions in the fourth quarter of 2024.
We are currently under examination by the IRS for the tax years 2018 to 2021. In the normal course of business, we are subject to examination by tax authorities throughout the world. We are generally no longer subject to state and local income tax examinations for years before 2019 and non-U.S. income tax examinations for years before 2012.

Deferred Taxes
The significant components of our net deferred tax assets/(liabilities) are provided below:

(In millions)	December 28, 2024	December 30, 2023
Capitalized research and development expenditures	$631	$520
Accrued liabilities (a)	224	228
U.S. operating loss and tax credit carryforwards (b)	212	216
Obligation for pension and postretirement benefits	109	123
Deferred compensation	94	103
Operating lease liabilities	93	102
Non-U.S. operating loss and tax credit carryforwards (c)	88	73
Prepaid pension benefits	(562)	(387)
Property, plant and equipment, principally depreciation	(198)	(211)
Amortization of goodwill and other intangibles	(184)	(185)
Operating lease right-of-use assets	(90)	(99)
Valuation allowance on deferred tax assets	(82)	(82)
Other leasing transactions, principally leveraged leases	(42)	(47)
Other, net	(32)	(5)
Deferred taxes, net	$261	$349
(a)Accrued liabilities include warranty reserves, self-insured liabilities and interest.
(b)At December 28, 2024, U.S. operating loss and tax credit carryforward benefits of $166 million expire through 2044 if not utilized and $46 million may be carried forward indefinitely.
(c)At December 28, 2024, non-U.S. operating loss and tax credit carryforward benefits of $80 million may be carried forward indefinitely.
We believe earnings during the period when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.
The following table presents the breakdown of our deferred taxes:

(In millions)	December 28, 2024	December 30, 2023
Manufacturing group:
Deferred tax assets, net of valuation allowance	$394	$443
Deferred tax liabilities	(96)	(56)
Finance group – Deferred tax liabilities	(37)	(38)
Net deferred tax asset	$261	$349
Non-U.S. and U.S. state income taxes have not been provided for on basis differences in certain investments, primarily as a result of unremitted earnings in foreign subsidiaries that are indefinitely reinvested, totaling $1.8 billion at December 28, 2024 and $1.6 billion at December 30, 2023. Should these earnings be distributed in the future in the form of dividends or otherwise, we would be subject to withholding and local taxes to various non-U.S. jurisdictions and U.S. states. Determination of the deferred tax liability associated with indefinitely reinvested earnings is not practicable due to multiple factors, including the complexity of non-U.S. tax laws and tax treaty interpretations, exchange rate fluctuations, and the uncertainty of available credits or exemptions.

Note 17. Commitments and Contingencies
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
In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $336 million and $338 million at December 28, 2024 and December 30, 2023, respectively.
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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $40 million to $145 million. At December 28, 2024, environmental reserves of $72 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $16 million as current liabilities. In 2024, 2023 and 2022, to evaluate and remediate contaminated sites, we incurred expense, net of recoveries received, of $9 million, $8 million and $9 million, respectively.
Note 18. Supplemental Cash Flow Information
Our cash payments and receipts are as follows:

(In millions)	2024	2023	2022
Interest paid:
Manufacturing group	$124	$110	$110
Finance group	18	12	13
Net income taxes paid:
Manufacturing group	181	338	332
Finance group	10	14	24

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Textron Inc. (the Company) as of December 28, 2024 and December 30, 2023, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 28, 2024, and the related notes and the financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023 and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 6, 2025 expressed an unqualified opinion thereon.
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

Auditing the Company’s estimated costs at completion for select long-term contracts was complex due to the judgment involved in evaluating management’s assumptions and key estimates over the duration of these long-term contracts. The estimated costs at completion for the select long-term contracts consider risks surrounding the Company’s ability to achieve the technical requirements and specifications of the contract, schedule, and other cost elements of the contract, and depend on whether the Company is able to successfully retire risks surrounding such aspects of the contract.
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
Defined Benefit Pension Obligations
Description of the Matter
As described in Note 14 to the consolidated financial statements, at December 28, 2024, the aggregate qualified defined benefit pension obligation was $6.8 billion and the fair value of pension plan assets was $8.8 billion, resulting in a net pension asset of $2.0 billion. As explained in Note 1 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension assets and obligations annually in the fourth quarter or more frequently upon the occurrence of certain events.

Auditing the defined benefit pension obligations was complex and required the involvement of specialists as a result of the judgmental nature of certain actuarial assumptions including the discount rate and expected return on plan assets used in the measurement process. These assumptions have a significant effect on the projected benefit obligation.
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
Boston, Massachusetts
February 6, 2025

Schedule II — Valuation and Qualifying Accounts

(In millions)	2024	2023	2022
Allowance for credit losses on accounts receivable
Balance at beginning of year	$26	$24	$24
Provision (reversal) for credit losses	(4)	7	2
Deductions from reserves*	(3)	(5)	(2)
Balance at end of year	$19	$26	$24
Allowance for credit losses on finance receivables
Balance at beginning of year	$24	$24	$25
Reversal for credit losses	(14)	(18)	(4)
Charge-offs	(1)	—	—
Recoveries	10	18	3
Balance at end of year	$19	$24	$24
Inventory FIFO reserves
Balance at beginning of year	$390	$350	$370
Charged to costs and expenses	57	63	21
Deductions from reserves*	(15)	(23)	(41)
Balance at end of year	$432	$390	$350
* Deductions primarily include amounts written off on uncollectible accounts (less recoveries), inventory disposals, changes to prior year estimates and currency translation adjustments.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 28, 2024. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 28, 2024.
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
With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024.
The independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of December 28, 2024, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on Internal Control over Financial Reporting
We have audited Textron Inc.’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Textron, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of December 28, 2024 and December 30, 2023, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 28, 2024, and the related notes and the financial statement schedule listed in the Index at Item 8 of the Company and our report dated February 6, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 6, 2025

Item 9B. Other Information
(a)As previously announced, Mr. Frank Connor will retire effective February 28, 2025 after having served as our CFO for fifteen years. During his tenure Mr. Connor has made significant contributions across Textron to drive financial and operational excellence. As part of his 2025 duties, Mr. Connor will oversee the completion of the Company’s post year-end financial reporting and related activities and will effect an orderly transition of the CFO role to Mr. Rosenberg and other succession planning within the finance organization. On February 5, 2025, the Organization and Compensation Committee approved Mr. Connor’s 2025 compensation to be set at $1,000,000, taking into account Mr. Connor’s expected duties through his retirement. Mr. Connor’s 2024 total target compensation was $6,300,000.”
(b)None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended December 28, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information appearing under “ELECTION OF DIRECTORS – Nominees for Director,” "SECURITY OWNERSHIP – Delinquent Section 16(a) Reports,” “CORPORATE GOVERNANCE – Board Committees – Audit Committee,” “– Corporate Governance Guidelines and Policies,” “– Code of Ethics,” and “– Insider Trading Policies and Procedures,” in the Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information appearing under “CORPORATE GOVERNANCE – Compensation of Directors,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information appearing under “CORPORATE GOVERNANCE – Director Independence” and “EXECUTIVE COMPENSATION – Transactions with Related Persons” in the Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Fees to Independent Auditors” in the Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.

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

3.2	Amended and Restated By-Laws of Textron Inc., effective February 21, 2024. Incorporated by reference to Exhibit 3.1 to Textron’s Current Report on Form 8-K filed on February 23, 2024.

4.1A
Support Agreement dated as of May 25, 1994, between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 4.1 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (SEC File No. 1-5480)

4.1B
Amendment to Support Agreement, dated as of December 23, 2015, by and between Textron Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 4.1B to Textron’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016. (SEC File No. 1-5480).

4.2	Description of registrant’s securities.

NOTE:	Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

NOTE:	Exhibits 10.1 through 10.16 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Textron Inc. 2024 Long-Term Incentive Plan.

10.1B
Form of Stock-Settled Restricted Stock Unit (with Dividend Equivalents) Grant Agreement for Non-Employee Directors under the 2024 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024.

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

10.3A	Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015. (SEC File No. 1-5480)

10.3B	Amendment No. 1 to Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

10.3C	Amendment No. 2 to Textron Inc. 2015 Long-Term Incentive Plan.

10.3D
Form of Non-Qualified Stock Option Agreement under 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016. (SEC File No. 1-5480)

10.3E
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

19	Policy on Trading in Textron Securities.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Textron Inc. Recovery Policy. Incorporated by reference to Exhibit 97 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

101
The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of February 2025.

TEXTRON INC.
Registrant

By:	/s/ Frank T. Connor
Frank T. Connor Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 6th day of February 2025 by the following persons on behalf of the registrant and in the capacities indicated:

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