Form 10-Q
period 2025-03-29
TEXTRON INC
filed 2025-04-24
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 11, 2025, there were 180,538,799 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended March 29, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 29, 2025	March 30, 2024
Revenues
Manufacturing product revenues	$2,771	$2,432
Manufacturing service revenues	519	688
Finance revenues	16	15
Total revenues	3,306	3,135
Costs, expenses and other
Cost of products sold	2,277	1,925
Cost of services sold	395	545
Research and development costs	132	144
Selling and administrative expense	298	316
Interest expense, net	29	20
Special charges	—	14
Non-service components of pension and postretirement income, net	(66)	(66)
Total costs, expenses and other	3,065	2,898
Income before income taxes	241	237
Income tax expense	34	36
Net income	$207	$201
Earnings per share
Basic	$1.14	$1.04
Diluted	$1.13	$1.03
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net income	$207	$201
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	—	1
Foreign currency translation adjustments	40	(33)
Deferred losses on hedge contracts, net of reclassifications	(1)	(5)
Other comprehensive income (loss)	39	(37)
Comprehensive income	$246	$164
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	March 29, 2025	December 28, 2024
Assets
Manufacturing group
Cash and equivalents	$1,194	$1,386
Accounts receivable, net	940	949
Inventories	4,270	4,071
Other current assets	829	687
Total current assets	7,233	7,093
Property, plant and equipment, less accumulated depreciation and amortization of $5,564 and $5,471, respectively	2,503	2,529
Goodwill	2,297	2,288
Other assets	4,230	4,248
Total Manufacturing group assets	16,263	16,158
Finance group
Cash and equivalents	51	55
Finance receivables, net	610	603
Other assets	18	22
Total Finance group assets	679	680
Total assets	$16,942	$16,838
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$356	$357
Accounts payable	1,117	943
Other current liabilities	2,916	3,094
Total current liabilities	4,389	4,394
Other liabilities	1,840	1,945
Long-term debt	3,038	2,890
Total Manufacturing group liabilities	9,267	9,229
Finance group
Other liabilities	60	64
Debt	340	341
Total Finance group liabilities	400	405
Total liabilities	9,667	9,634
Shareholders’ equity
Common stock	23	23
Capital surplus	2,005	1,960
Treasury stock	(299)	(82)
Retained earnings	5,811	5,607
Accumulated other comprehensive loss	(265)	(304)
Total shareholders’ equity	7,275	7,204
Total liabilities and shareholders’ equity	$16,942	$16,838
Common shares outstanding (in thousands)	180,578	182,964
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 29, 2025 and March 30, 2024, respectively

	Consolidated
(In millions)	2025	2024
Cash flows from operating activities
Net income	$207	$201
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	92	88
Deferred income taxes	(22)	(16)
Other, net	41	33
Changes in assets and liabilities:
Accounts receivable, net	16	(34)
Inventories	(183)	(350)
Other assets	(136)	100
Accounts payable	171	121
Other liabilities	(282)	(159)
Income taxes, net	39	39
Pension, net	(59)	(56)
Captive finance receivables, net	(13)	22
Other operating activities, net	5	4
Net cash used in operating activities	(124)	(7)
Cash flows from investing activities
Capital expenditures	(56)	(66)
Net proceeds from corporate-owned life insurance policies	31	3
Proceeds from sale of property, plant and equipment	—	3
Finance receivables repaid	9	8
Finance receivables originated	—	(11)
Other investing activities, net	15	—
Net cash used in investing activities	(1)	(63)
Cash flows from financing activities
Net proceeds from long-term debt	495	—
Principal payments on long-term debt and nonrecourse debt	(355)	(365)
Purchases of Textron common stock	(215)	(317)
Proceeds from options exercised	6	63
Dividends paid	(3)	(4)
Other financing activities, net	(6)	(14)
Net cash used in financing activities	(78)	(637)
Effect of exchange rate changes on cash and equivalents	7	(8)
Net decrease in cash and equivalents	(196)	(715)
Cash and equivalents at beginning of period	1,441	2,181
Cash and equivalents at end of period	$1,245	$1,466
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 29, 2025 and March 30, 2024, respectively

	Manufacturing Group		Finance Group
(In millions)	2025	2024	2025	2024
Cash flows from operating activities
Net income	$199	$187	$8	$14
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	92	88	—	—
Deferred income taxes	(23)	(16)	1	—
Other, net	42	44	(1)	(11)
Changes in assets and liabilities:
Accounts receivable, net	16	(34)	—	—
Inventories	(183)	(350)	—	—
Other assets	(136)	100	—	—
Accounts payable	171	121	—	—
Other liabilities	(276)	(153)	(6)	(6)
Income taxes, net	38	35	1	4
Pension, net	(59)	(56)	—	—
Other operating activities, net	5	4	—	—
Net cash provided by (used in) operating activities	(114)	(30)	3	1
Cash flows from investing activities
Capital expenditures	(56)	(66)	—	—
Net proceeds from corporate-owned life insurance policies	31	3	—	—
Proceeds from sale of property, plant and equipment	—	3	—	—
Finance receivables repaid	—	—	29	47
Finance receivables originated	—	—	(33)	(28)
Other investing activities, net	15	—	—	—
Net cash provided by (used in) investing activities	(10)	(60)	(4)	19
Cash flows from financing activities
Net proceeds from long-term debt	495	—	—	—
Principal payments on long-term debt and nonrecourse debt	(352)	(352)	(3)	(13)
Purchases of Textron common stock	(215)	(317)	—	—
Proceeds from options exercised	6	63	—	—
Dividends paid	(3)	(4)	—	—
Other financing activities, net	(6)	(25)	—	11
Net cash used in financing activities	(75)	(635)	(3)	(2)
Effect of exchange rate changes on cash and equivalents	7	(8)	—	—
Net increase (decrease) in cash and equivalents	(192)	(733)	(4)	18
Cash and equivalents at beginning of period	1,386	2,121	55	60
Cash and equivalents at end of period	$1,194	$1,388	$51	$78
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries.  We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2024.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
In the first quarter of 2025 and 2024, our cumulative catch-up adjustments increased segment profit by $17 million and $13 million, respectively, and net income by $13 million and $10 million, respectively ($0.07 and $0.05 per diluted share, respectively).
Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	March 29, 2025	December 28, 2024
Commercial	$792	$738
U.S. Government contracts	167	230
	959	968
Allowance for credit losses	(19)	(19)
Total accounts receivable, net	$940	$949

Finance Receivables
Finance receivables are presented in the following table:

(In millions)	March 29, 2025	December 28, 2024
Finance receivables	$629	$622
Allowance for credit losses	(19)	(19)
Total finance receivables, net	$610	$603
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	March 29, 2025	December 28, 2024
Performing	$626	$612
Nonaccrual	3	10
Nonaccrual as a percentage of finance receivables	0.48%	1.61%
Current and less than 31 days past due	$623	$609
31-60 days past due	6	13
60+ days contractual delinquency as a percentage of finance receivables	—%	—%
At March 29, 2025, 40% of our performing finance receivables were originated since the beginning of 2023 and 25% were originated from 2020 to 2022 with the remainder prior to 2020. For finance receivables categorized as nonaccrual, 100% were originated prior to 2020.
On a quarterly basis, we evaluate individual larger balance accounts for impairment. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Our impaired finance receivables were insignificant at March 29, 2025 and December 28, 2024.

Note 3. Inventories
Inventories are composed of the following:

(In millions)	March 29, 2025	December 28, 2024
Finished goods	$1,164	$1,138
Work in process	1,954	1,769
Raw materials and components	1,152	1,164
Total inventories	$4,270	$4,071
Note 4. Accounts Payable and Warranty Liability
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers for a maximum amount of $200 million that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. This financing arrangement expires in April 2027. At March 29, 2025 and December 28, 2024, the amount due under the supplier financing arrangement was $91 million and $50 million, respectively.
Warranty Liability
Changes in our current and non-current warranty liability are as follows:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Beginning of period	$173	$172
Provision	17	17
Settlements	(16)	(18)
Adjustments*	(1)	(1)
End of period	$173	$170
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
Operating lease cost totaled $18 million in both the first quarter of 2025 and 2024. Cash paid for operating leases approximated the lease cost and is classified in cash flows from operating activities. Noncash transactions related to operating leases totaled $7 million and $25 million in the first quarter of 2025 and 2024, respectively, reflecting new or extended leases. Finance lease, variable and short-term lease costs were not significant.
Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	March 29, 2025	December 28, 2024
Operating leases:
Other assets	$355	$360
Other current liabilities	54	55
Other liabilities	313	316
Weighted-average remaining lease term (in years)	9.9	10.0
Weighted-average discount rate	4.89%	4.84%
Finance leases:
Property, plant and equipment, less accumulated amortization of $11 million and $9 million, respectively	$97	$95
Long-term debt, including current portion	99	97
Weighted-average remaining lease term (in years)	6.8	5.9
Weighted-average discount rate	6.65%	6.72%

At March 29, 2025, maturities of our operating lease liabilities on an undiscounted basis totaled $53 million for the remainder of 2025, $59 million for 2026, $49 million for 2027, $46 million for 2028, $41 million for 2029 and $222 million thereafter.
Note 6. Debt
Under our shelf registration statement, on February 13, 2025, we issued $500 million of SEC-registered fixed-rate notes due in May 2035 with an annual interest rate of 5.50%. The net proceeds of the issuance totaled $495 million, after deducting underwriting discounts, commissions and offering expenses.
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At March 29, 2025 and December 28, 2024, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $683 million and $464 million, respectively. At March 29, 2025, the fair value amounts of our foreign currency exchange contracts were a $6 million asset and a $16 million liability. At December 28, 2024, the fair value amount of our foreign currency exchange contracts were a $5 million asset and a $19 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. The fair value of our interest rate swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2. The fair value of our outstanding interest rate swap agreements was a $4 million and an $8 million asset at March 29, 2025 and December 28, 2024, respectively.
At March 29, 2025 and December 28, 2024, our Finance group had interest rate swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $264 million that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.20%. These agreements have maturities ranging from August 2025 to August 2029. At March 29, 2025 and December 28, 2024, we also had a swap agreement related to these Notes with a notional amount of $30 million and a weighted-average fixed rate of 5.10% that has a forward start date of August 15, 2025 and matures on August 15, 2030.

Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	March 29, 2025		December 28, 2024
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,313)	$(3,176)	$(3,164)	$(2,989)
Finance group
Finance receivables, excluding leases	452	466	439	454
Debt	(340)	(317)	(341)	(311)
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
Note 8. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended March 29, 2025
Beginning of period	$23	$1,960	$(82)	$5,607	$(304)	$7,204
Net income	—	—	—	207	—	207
Other comprehensive income	—	—	—	—	39	39
Share-based compensation activity	—	45	—	—	—	45
Dividends declared	—	—	—	(3)	—	(3)
Purchases of common stock, including excise tax*	—	—	(217)	—	—	(217)
End of period	$23	$2,005	$(299)	$5,811	$(265)	$7,275
Three months ended March 30, 2024
Beginning of period	$24	$1,910	$(165)	$5,862	$(644)	$6,987
Net income	—	—	—	201	—	201
Other comprehensive loss	—	—	—	—	(37)	(37)
Share-based compensation activity	1	102	—	—	—	103
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(319)	—	—	(319)
End of period	$25	$2,012	$(484)	$6,059	$(681)	$6,931
*Includes amounts accrued for excise tax imposed on common share repurchases that totaled $2 million for both the first quarter of 2025 and 2024.
Dividends per share of common stock were $0.02 for both the first quarter of 2025 and 2024.

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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	March 29, 2025	March 30, 2024
Basic weighted-average shares outstanding	182,378	192,800
Dilutive effect of stock options	1,290	2,060
Diluted weighted-average shares outstanding	183,668	194,860
In the first quarter of 2025 and 2024, stock options to purchase 2.1 million and 1.0 million shares, respectively, of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 28, 2024	$(179)	$(120)	$(5)	$(304)
Other comprehensive income before reclassifications	—	40	(2)	38
Reclassified from Accumulated other comprehensive loss	—	—	1	1
Balance at March 29, 2025	$(179)	$(80)	$(6)	$(265)
Balance at December 30, 2023	$(598)	$(49)	$3	$(644)
Other comprehensive loss before reclassifications	—	(33)	(5)	(38)
Reclassified from Accumulated other comprehensive loss	1	—	—	1
Balance at March 30, 2024	$(597)	$(82)	$(2)	$(681)
The before and after-tax components of Other comprehensive income (loss) are presented below:

	March 29, 2025			March 30, 2024
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(2)	$—	$(2)	$(1)	$—	$(1)
Amortization of prior service cost*	2	—	2	2	—	2
Pension and postretirement benefits adjustments, net	—	—	—	1	—	1
Foreign currency translation adjustments	40	—	40	(33)	—	(33)
Deferred losses on hedge contracts:
Current deferrals	(3)	1	(2)	(7)	2	(5)
Reclassification adjustments	2	(1)	1	(1)	1	—
Deferred losses on hedge contracts, net	(1)	—	(1)	(8)	3	(5)
Total	$39	$—	$39	$(40)	$3	$(37)
*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost (income). See Note 14 of our 2024 Annual Report on Form 10-K for additional information.

Note 9. Segment Financial Information
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
Our revenues and expenses by segment are provided below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended March 29, 2025
Revenues	$1,212	$983	$296	$792	$7	$16	$3,306
Costs and expenses:
Cost of sales	929	803	219	678	6	—	2,635
Research and development costs	57	39	8	14	14	—	132
Selling and administrative expense	99	51	29	70	4	2	255
Interest expense, net	—	—	—	—	—	4	4
Segment profit (loss)	$127	$90	$40	$30	$(17)	$10	$280
Three months ended March 30, 2024
Revenues	$1,188	$727	$306	$892	$7	$15	$3,135
Costs and expenses:
Cost of sales	891	565	222	758	6	—	2,442
Research and development costs	52	39	18	20	15	—	144
Selling and administrative expense	102	43	28	85	4	(8)	254
Interest expense, net	—	—	—	—	—	5	5
Segment profit (loss)	$143	$80	$38	$29	$(18)	$18	$290
A reconciliation of segment profit to income before income taxes, is presented below:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Segment profit	$280	$290
Unallocated amounts:
Corporate expenses and other, net	(43)	(62)
Interest expense, net for Manufacturing group	(25)	(15)
LIFO inventory provision	(29)	(20)
Intangible asset amortization	(8)	(8)
Special charges	—	(14)
Non-service components of pension and postretirement income, net	66	66
Income before income taxes	$241	$237

Other information by segment is provided below:

	Capital Expenditures		Depreciation and Amortization
	Three Months Ended		Three Months Ended
(In millions)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Textron Aviation	$25	$27	$37	$36
Bell	15	19	22	19
Textron Systems	5	8	12	11
Industrial	10	11	17	18
Textron eAviation	1	1	2	2
Corporate	—	—	2	2
Total	$56	$66	$92	$88
Our assets by segment are summarized below:

(In millions)	March 29, 2025	December 28, 2024
Textron Aviation	$4,795	$4,624
Bell	3,073	2,992
Textron Systems	2,045	2,036
Industrial	2,413	2,378
Textron eAviation	294	286
Finance	679	680
Corporate	3,643	3,842
Total assets	$16,942	$16,838
Note 10. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Aircraft	$729	$732
Aftermarket parts and services	483	456
Textron Aviation	$1,212	$1,188
Military aircraft and support programs	634	480
Commercial helicopters, parts and services	349	247
Bell	$983	$727
Textron Systems	$296	$306
Fuel systems and functional components	450	488
Specialized vehicles	342	404
Industrial	$792	$892
Textron eAviation	$7	$7
Finance	$16	$15
Total revenues	$3,306	$3,135

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended March 29, 2025
Customer type:
Commercial	$1,143	$361	$70	$785	$7	$16	$2,382
U.S. Government	69	622	226	7	—	—	924
Total revenues	$1,212	$983	$296	$792	$7	$16	$3,306
Geographic location:
United States	$912	$682	$269	$408	$3	$4	$2,278
Europe	86	56	12	164	3	—	321
Other international	214	245	15	220	1	12	707
Total revenues	$1,212	$983	$296	$792	$7	$16	$3,306
Three months ended March 30, 2024
Customer type:
Commercial	$1,155	$239	$72	$884	$7	$15	$2,372
U.S. Government	33	488	234	8	—	—	763
Total revenues	$1,188	$727	$306	$892	$7	$15	$3,135
Geographic location:
United States	$950	$559	$274	$460	$4	$4	$2,251
Europe	62	23	13	198	2	5	303
Other international	176	145	19	234	1	6	581
Total revenues	$1,188	$727	$306	$892	$7	$15	$3,135
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At March 29, 2025, we had $17.2 billion in remaining performance obligations of which we expect to recognize revenues of approximately 78% through 2026, an additional 18% through 2028, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At March 29, 2025 and December 28, 2024, contract assets totaled $478 million and $345 million, respectively, and contract liabilities totaled $1.9 billion at both dates, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $340 million and $327 million in the first quarter of 2025 and 2024, respectively, that were included in the contract liability balance at the beginning of each year.
Note 11. Share-Based Compensation
Under our share-based compensation plan, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  Compensation expense included in net income for our share-based compensation plans is as follows:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Compensation expense	$34	$77
Income tax benefit	(8)	(19)
Total compensation expense included in net income	$26	$58
Compensation expense included stock option expense of $13 million and $15 million in the first quarter of 2025 and 2024, respectively. We typically grant stock appreciation rights to selected non-U.S. employees. At March 29, 2025, outstanding stock appreciation rights totaled 446,753 with a weighted-average exercise price of $66.21 and a weighted-average remaining contractual life of 6.6 years; these units had an intrinsic value of $4 million, compared with $14 million at March 30, 2024.

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
We grant options annually on the first day of March. The assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	March 1, 2025	March 1, 2024
Fair value of options at grant date	$22.01	$27.69
Dividend yield	0.1%	0.1%
Expected volatility	25.1%	27.2%
Risk-free interest rate	4.1%	4.3%
Expected term (in years)	4.8	4.8
The stock option activity during the first quarter of 2025 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at December 28, 2024	6,649	$61.70
Granted	995	74.73
Exercised	(158)	(46.73)
Forfeited or expired	(21)	(79.48)
Outstanding at March 29, 2025	7,465	$63.71
Exercisable at March 29, 2025	5,354	$57.77
At March 29, 2025, our outstanding options had an aggregate intrinsic value of $87 million and a weighted-average remaining contractual life of 6.0 years. Our exercisable options had an aggregate intrinsic value of $87 million and a weighted-average remaining contractual life of 4.8 years at March 29, 2025.  The total intrinsic value of options exercised during the first quarter of 2025 and 2024 was $4 million and $60 million, respectively.
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
The activity for restricted stock units during the first quarter of 2025 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at December 28, 2024, nonvested	331	$75.50	631	$77.75
Granted	96	74.73	244	74.87
Vested	(81)	(71.07)	(192)	(71.07)
Forfeited	—	—	(8)	(77.79)
Outstanding at March 29, 2025, nonvested	346	$76.32	675	$78.61

The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Fair value of awards vested	$20	$41
Cash paid	14	33
Performance Share Units
The activity for our performance share units during the first quarter of 2025 is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at December 28, 2024, nonvested	394	$80.81
Granted	199	74.73
Outstanding at March 29, 2025, nonvested	593	$78.77
Cash paid under these awards totaled $16 million and $35 million in the first quarter of 2025 and 2024, respectively.
Note 12. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit (income) cost for these plans are as follows:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Pension Benefits
Service cost	$16	$17
Interest cost	94	90
Expected return on plan assets	(162)	(159)
Amortization of net actuarial loss	—	1
Amortization of prior service cost	2	2
Net periodic benefit income*	$(50)	$(49)
Postretirement Benefits Other Than Pensions
Interest cost	$2	$2
Amortization of net actuarial gain	(2)	(2)
Net periodic benefit (income) cost	$—	$—
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $3 million and $4 million for the first quarter of 2025 and 2024, respectively.
Note 13. Special Charges
In the first quarter of 2024, we recognized special charges of $14 million related to a 2023 restructuring plan. There were no special charges recorded in the first quarter of 2025.
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 28, 2024	$37	$34	$71
Cash paid	(7)	(12)	(19)
Foreign currency translation	1	—	1
Balance at March 29, 2025	$31	$22	$53

Note 14. Income Taxes
Our effective tax rate for the first quarter of 2025 and 2024 was 14.1% and 15.2%, respectively. In the first quarter of 2025, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income. In the first quarter of 2024, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the recognition of excess tax benefits related to share-based compensation, the favorable impact of research and development credits, and tax deductions for foreign-derived intangible income.
Note 15. Commitments and Contingencies
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
Note 16. Subsequent Event
Within the Industrial segment, we have completed the previously announced strategic review of the Powersports product line. On April 23, 2025, we closed on the sale of the Powersports business, including the Arctic Cat brand and its operations. The proceeds and estimated after-tax gain on this transaction will be reported in the second quarter of 2025 and are not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Environment
Recent changes to the United States trade policy have resulted in new or higher tariffs on goods imported from numerous countries, and some countries have imposed retaliatory tariffs on imports from the United States. We are principally a North American manufacturer and 71% of our 2024 revenues were generated in the U.S. Our aircraft products and components manufactured in Canada and Mexico are largely exempt from newly imposed tariffs on Canadian and Mexican imports as USMCA (United States-Mexico-Canada Agreement) compliant. In addition, our operations outside of North America primarily source materials and components from outside of North America and manufacture products for non-U.S. customers. Many of our businesses also source materials and components from outside of North America. These businesses have been – or could be in the future – impacted by these newly imposed U.S. tariffs. To date, we have not experienced a material adverse impact from these tariffs. We will continue to evaluate the potential impact of these tariffs and any further developments or changes in global tariff policies on our business and financial position.
Consolidated Results of Operations

	Three Months Ended
(Dollars in millions)	March 29, 2025	March 30, 2024	% Change
Revenues	$3,306	$3,135	5%
Cost of sales	2,672	2,470	8%
Gross margin as a % of Manufacturing revenues	18.8%	20.8%
Research and development costs	$132	$144	(8)%
Selling and administrative expense	298	316	(6)%
Interest expense, net	29	20	45%
Special charges	—	14	(100)%
Non-service components of pension and postretirement income, net	66	66	—%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 21 to 24.
Revenues
Revenues increased $171 million, 5%, in the first quarter of 2025, compared with the first quarter of 2024. The revenue increase primarily included the following factors:
•Higher Bell revenues of $256 million, due to higher military volume of $154 million, primarily for the U.S. Army's Future Long Range Assault Aircraft (FLRAA) program and for military sustainment programs, and higher commercial revenues of $102 million.
•Higher Textron Aviation revenues of $24 million, largely reflecting higher aftermarket parts and services revenues of $27 million.
•Lower Industrial revenues of $100 million, with $62 million at Textron Specialized Vehicles, reflecting lower volume and mix, primarily in the golf products, and $38 million at Kautex, largely due to lower volume.
•Lower Textron Systems revenues of $10 million, primarily due to lower volume.

Manufacturing group revenues increased $170 million in the first quarter of 2025, compared with the first quarter of 2024, reflecting a $339 million increase in product revenues, partially offset by a $169 million decrease in service revenues. The decrease in service revenues was largely related to the classification of revenues for the FLRAA program, which was service-related prior to the transition of the program to the Engineering and Manufacturing Development phase in the third quarter of 2024 when it became product-related.
Cost of Sales
Cost of sales includes cost of products and services sold for the Manufacturing group. Cost of sales increased $202 million, 8%, in the first quarter of 2025, compared with the first quarter of 2024, largely due to higher net volume and mix of $122 million and a $59 million impact from inflation and higher LIFO inventory provision. Gross margin as a percentage of Manufacturing revenues decreased 200 basis points in the first quarter of 2025, primarily due to lower margin at the Bell segment.
Research and Development Costs
Research and development costs decreased $12 million, 8%, in the first quarter of 2025, compared with the first quarter of 2024, largely reflecting a $10 million decrease at the Textron Systems segment related to timing of project expenditures.

Selling and Administrative Expense
Selling and administrative expense decreased $18 million, 6%, in the first quarter of 2025, compared with the first quarter of 2024, primarily due to lower share-based compensation expense, partially offset by a 2024 recovery of amounts that were previously written off related to one customer relationship in the Finance segment.
Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group. In the first quarter of 2025, interest expense, net increased $9 million, 45%, compared with the first quarter of 2024, reflecting lower interest income. Gross interest expense totaled $38 million in both the first quarter of 2025 and 2024.
Special Charges
Special charges include restructuring activities as discussed in Note 13 to the Consolidated Financial Statements on page 18.
Income Taxes
Our effective tax rate for the first quarter of 2025 and 2024 was 14.1% and 15.2%, respectively. In the first quarter of 2025, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income. In the first quarter of 2024, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the recognition of excess tax benefits related to share-based compensation, the favorable impact of research and development credits, and tax deductions for foreign-derived intangible income.
Backlog
Our backlog is summarized below:

(In millions)	March 29, 2025	December 28, 2024
Textron Aviation	$7,868	$7,845
Bell	7,052	7,469
Textron Systems	2,322	2,594
Total backlog	$17,242	$17,908
Segment Analysis
We operate in, and report financial information for, the following six operating segments: Textron Aviation, Bell, Textron Systems, Industrial, Textron eAviation and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes the non-service components of pension and postretirement income, net; LIFO inventory provision; intangible asset amortization; interest expense, net for Manufacturing group; certain corporate expenses; gains/losses on major business dispositions; and special charges. The operating costs used to derive segment profit for our manufacturing segments includes cost of sales, research and development costs and selling and administrative expense. The cost of sales discussed in this Segment Analysis section excludes the LIFO inventory provision and intangible asset amortization discussed above that are reported within Cost of products sold or Cost of services sold on the Consolidated Statement of Operations. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.
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
Textron Aviation

	Three Months Ended
(Dollars in millions)	March 29, 2025	March 30, 2024	% Change
Revenues:
Aircraft	$729	$732	—%
Aftermarket parts and services	483	456	6%
Total revenues	1,212	1,188	2%
Cost of sales	929	891	4%
Research and development costs	57	52	10%
Selling and administrative expense	99	102	(3)%
Segment profit	$127	$143	(11)%
Profit margin	10.5%	12.0%
Textron Aviation’s revenues increased $24 million, 2%, in the first quarter of 2025, compared with the first quarter of 2024, largely reflecting higher aftermarket parts and services revenues of $27 million. Aircraft revenues were relatively unchanged reflecting the mix of aircraft sold, which included lower Citation jet volume and higher defense and commercial turboprop volume, and higher pricing. We delivered 31 Citation jets and 30 commercial turboprops in the first quarter of 2025, compared with 36 Citation jets and 20 commercial turboprops in the first quarter of 2024.
Textron Aviation’s cost of sales increased $38 million, 4%, in the first quarter of 2025, compared with the first quarter of 2024, largely reflecting inflation of $35 million, partially offset by lower net volume and mix discussed above.
Textron Aviation's segment profit decreased $16 million, 11%, in the first quarter of 2025, compared with the first quarter of 2024, largely reflecting lower net aircraft volume and mix, partially offset by higher aftermarket volume.
Bell

	Three Months Ended
(Dollars in millions)	March 29, 2025	March 30, 2024	% Change
Revenues:
Military aircraft and support programs	$634	$480	32%
Commercial helicopters, parts and services	349	247	41%
Total revenues	983	727	35%
Cost of sales	803	565	42%
Research and development costs	39	39	—%
Selling and administrative expense	51	43	19%
Segment profit	$90	$80	13%
Profit margin	9.2%	11.0%
Bell’s military and support programs revenues increased $154 million, 32%, in the first quarter of 2025, compared with the first quarter of 2024, primarily due to higher volume on the U.S. Army's FLRAA program and on military sustainment programs. Commercial helicopters, parts and services revenues increased $102 million, 41%, in the first quarter of 2025, compared with the first quarter of 2024, primarily due to higher volume and mix as we delivered 29 commercial helicopters in the first quarter of 2025, compared with 18 commercial helicopters in the first quarter of 2024.
Bell’s cost of sales increased $238 million, 42%, in the first quarter of 2025, compared with the first quarter of 2024, primarily due to higher volume and mix described above.
Bell’s segment profit increased $10 million, 13%, in the first quarter of 2025, compared with the first quarter of 2024, while its profit margin decreased 180 basis points, largely reflecting the impact of higher volume on lower margin FLRAA development activities and the mix of commercial helicopters, along with an $8 million increase in selling and administrative expense.

Textron Systems

	Three Months Ended
(Dollars in millions)	March 29, 2025	March 30, 2024	% Change
Revenues	$296	$306	(3)%
Cost of sales	219	222	(1)%
Research and development costs	8	18	(56)%
Selling and administrative expense	29	28	4%
Segment profit	$40	$38	5%
Profit margin	13.5%	12.4%
Textron Systems’ revenues decreased $10 million, 3%, in the first quarter of 2025, compared with the first quarter of 2024, largely due to lower volume, which included the impact of the cancellation of the Shadow program in 2024, partially offset by higher volume for the Ship-to-Shore Connector program.
Textron Systems’ research and development costs decreased $10 million, 56%, in the first quarter of 2025, compared with the first quarter of 2024, related to the timing of project expenditures.
Textron Systems’ segment profit increased $2 million, 5%, in the first quarter of 2025, compared with the first quarter of 2024, primarily due to the lower research and development costs, partially offset by lower volume.
Industrial

	Three Months Ended
(Dollars in millions)	March 29, 2025	March 30, 2024	% Change
Revenues:
Kautex	$450	$488	(8)%
Textron Specialized Vehicles	342	404	(15)%
Total revenues	792	892	(11)%
Cost of sales	678	758	(11)%
Research and development costs	14	20	(30)%
Selling and administrative expense	70	85	(18)%
Segment profit	$30	$29	3%
Profit margin	3.8%	3.3%
Industrial segment revenues decreased $100 million, 11%, in the first quarter of 2025, compared with the first quarter of 2024, largely due to lower volume and mix. Textron Specialized Vehicles' revenues decreased $62 million, 15%, reflecting lower volume and mix, primarily in the golf products. Kautex revenues decreased $38 million, 8%, largely due to lower volume.
Industrial's cost of sales decreased $80 million, 11%, in the first quarter of 2025, compared with the first quarter of 2024, principally reflecting the impact of lower volume and mix described above.
Industrial's selling and administrative expense decreased $15 million, 18%, in the first quarter of 2025, compared with the first quarter of 2024, primarily reflecting lower compensation costs, which included the impact of headcount reductions from restructuring activities.
Segment profit for the Industrial segment was essentially unchanged in the first quarter of 2025, compared with the first quarter of 2024 as lower volume and mix was mostly offset by cost reductions resulting from restructuring activities.

Textron eAviation

	Three Months Ended
(Dollars in millions)	March 29, 2025	March 30, 2024	% Change
Revenues	$7	$7	—%
Cost of sales	6	6	—%
Research and development costs	14	15	(7)%
Selling and administrative expense	4	4	—%
Segment loss	$(17)	$(18)	(6)%
Textron eAviation segment revenues were unchanged and segment loss decreased $1 million in the first quarter of 2025, compared with the first quarter of 2024.
Finance

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Revenues	$16	$15
Selling and administrative expense	2	(8)
Interest expense, net	4	5
Segment profit	$10	$18
Finance segment revenues increased $1 million and segment profit decreased $8 million in the first quarter of 2025, compared with the first quarter of 2024. Selling and administrative expense in the first quarter of 2024 included an $8 million recovery of amounts that were previously written off related to one customer relationship.
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	March 29, 2025	December 28, 2024
Manufacturing group
Cash and equivalents	$1,194	$1,386
Debt	3,394	3,247
Shareholders’ equity	7,275	7,204
Capital (debt plus shareholders’ equity)	10,669	10,451
Net debt (net of cash and equivalents) to capital	23%	21%
Debt to capital	32%	31%
Finance group
Cash and equivalents	$51	$55
Debt	340	341
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

Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At March 29, 2025 and December 28, 2024, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. On February 13, 2025, we issued $500 million of SEC-registered fixed-rate notes due in May 2035 with an annual interest rate of 5.50%. On March 3, 2025, we repaid our $350 million 3.875% Notes due in 2025.
Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Operating activities	$(114)	$(30)
Investing activities	(10)	(60)
Financing activities	(75)	(635)
In the first quarter of 2025, the net cash outflow from operating activities was $114 million, compared with a net cash outflow of $30 million in the first quarter of 2024. The $84 million increase in cash outflows was largely due to changes in working capital. We expect positive cash flows from operating activities for the full year.
Cash flows used in investing activities included $56 million and $66 million of capital expenditures in the first quarter of 2025 and 2024, respectively. In the first quarter of 2025, cash flows from investing activities also included $31 million of net proceeds from corporate-owned life insurance policies.
Cash flows used in financing activities in the first quarter of 2025 included $352 million of payments on long-term debt and $215 million of cash paid to repurchase an aggregate of 2.9 million shares of our common stock, largely offset by $495 million of net proceeds from the issuance of long-term debt. In the first quarter of 2024, cash flows used in financing activities included $352 million of payments on long-term debt and $317 million of cash paid to repurchase an aggregate of 3.6 million shares of our common stock.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Operating activities	$3	$1
Investing activities	(4)	19
Financing activities	(3)	(2)
The Finance group’s cash flows from investing activities included collections on finance receivables totaling $29 million and $47 million in the first quarter of 2025 and 2024, respectively, and finance receivable originations of $33 million and $28 million, respectively.

Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Operating activities	$(124)	$(7)
Investing activities	(1)	(63)
Financing activities	(78)	(637)
In the first quarter of 2025, the net cash outflow from operating activities was $124 million, compared with a net cash outflow of $7 million in the first quarter of 2024. The $117 million increase in cash outflows was largely due to changes in working capital and a net cash outflow of $35 million from captive financing activities.
Cash flows used in investing activities included $56 million and $66 million of capital expenditures in the first quarter of 2025 and 2024, respectively. In the first quarter of 2025, cash flows from investing activities also included $31 million of net proceeds from corporate-owned life insurance policies.
Cash flows used in financing activities in the first quarter of 2025 included $355 million of payments on long-term debt and $215 million of cash paid to repurchase shares of our outstanding common stock, largely offset by $495 million of net proceeds from the issuance of long-term debt. In the first quarter of 2024, cash flows used in financing activities included $365 million of payments on long-term debt and $317 million of cash paid to repurchase shares of our outstanding common stock.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows on page 6 are summarized below:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Reclassification adjustments from investing activities to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(33)	$(17)
Cash received from customers	20	39
Total reclassification adjustments from investing activities to operating activities	$(13)	$22
Critical Accounting Estimates Update
Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The accounting estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in Item 7 of our 2024 Annual Report on Form 10-K. The following section provides an update of the year-end disclosure.
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

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Gross favorable	$27	$43
Gross unfavorable	(10)	(30)
Net adjustments	$17	$13

Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2024 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended March 29, 2025. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2024 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 29, 2025. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 29, 2025.
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Our business, financial condition and results of operations are subject to various risks. The Company is enhancing the risk factors previously disclosed in the 2024 Annual Report on Form 10-K for the year ended December 28, 2024 with the following risk factor.

We are subject to risks of doing business globally that could adversely impact our business.
Risks arising from uncertainty in global macroeconomic conditions may harm our business. We are sensitive to global macroeconomic conditions. Negative macroeconomic factors may have an adverse effect on our business, results of operations and financial condition, as well as on our distributors, customers, subcontractors and suppliers, and on activity in many of the industries and markets we serve. We cannot predict changes in worldwide or regional economic or political conditions and government policies as such factors are highly volatile and beyond our control. If current macroeconomic pressures, including from inflation and labor and supply chain challenges, continue or if global macroeconomic conditions deteriorate and remain at depressed levels for extended periods, our business, results of operations and financial condition could be materially adversely affected. In addition, changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture or sell our products or from where we import products or raw materials (either directly or through our suppliers) could adversely impact our competitive position, business operations and financial results. In particular, recent changes to global tariff policies have created significant uncertainty with respect to trade policies, treaties and tariffs. These developments could adversely impact us, our distributors, customers, subcontractors or suppliers which could have a material adverse effect on our financial position, results of operations or cash flows. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impact of these tariffs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our first quarter of 2025 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
December 29, 2024 – February 1, 2025	525	$77.82	525	15,061
February 2, 2025 – March 1, 2025	1,210	74.14	1,210	13,851
March 2, 2025 – March 29, 2025	1,140	73.82	1,140	12,711
Total	2,875	$74.69	2,875
* These shares were purchased pursuant to a plan authorizing the repurchase of up to 35 million shares of Textron common stock that was approved on July 24, 2023 by our Board of Directors. This share repurchase plan has no expiration date.

Item 5. Other Information
(c) None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended March 29, 2025.
Item 6. Exhibits

10.1	Form of Non-Qualified Stock Option Agreement under 2024 Long-Term Incentive Plan.

10.2	Form of Performance Share Unit Grant Agreement under 2024 Long-Term Incentive Plan.

10.3	Form of Stock-Settled Restricted Stock Unit (with Dividend Equivalents) Grant Agreement under 2024 Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 24, 2025	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)