Form 10-Q
period 2025-06-28
TEXTRON INC
filed 2025-07-24
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 11, 2025, there were 178,205,295 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended June 28, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues
Manufacturing product revenues	$3,197	$2,842	$5,968	$5,274
Manufacturing service revenues	504	673	1,023	1,361
Finance revenues	15	12	31	27
Total revenues	3,716	3,527	7,022	6,662
Costs, expenses and other
Cost of products sold	2,630	2,281	4,907	4,206
Cost of services sold	377	553	772	1,098
Research and development costs	137	105	269	249
Selling and administrative expense	303	293	601	609
Interest expense, net	31	25	60	45
Special charges	4	13	4	27
Non-service components of pension and postretirement income, net	(67)	(66)	(133)	(132)
Total costs, expenses and other	3,415	3,204	6,480	6,102
Income from continuing operations before income taxes	301	323	542	560
Income tax expense	56	63	90	99
Income from continuing operations	245	260	452	461
Loss from discontinued operations	—	(1)	—	(1)
Net income	$245	$259	$452	$460
Basic earnings per share
Continuing operations	$1.36	$1.37	$2.49	$2.41
Diluted earnings per share
Continuing operations	$1.35	$1.35	$2.48	$2.38
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$245	$259	$452	$460
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	—	1	—	2
Foreign currency translation adjustments, net of reclassifications	91	(14)	131	(47)
Deferred gains (losses) on hedge contracts, net of reclassifications	5	1	4	(4)
Other comprehensive income (loss)	96	(12)	135	(49)
Comprehensive income	$341	$247	$587	$411
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	June 28, 2025	December 28, 2024
Assets
Manufacturing group
Cash and equivalents	$1,352	$1,386
Accounts receivable, net	877	949
Inventories	4,338	4,071
Other current assets	777	687
Total current assets	7,344	7,093
Property, plant and equipment, less accumulated depreciation and amortization of $5,666 and $5,471, respectively	2,490	2,529
Goodwill	2,319	2,288
Other assets	4,239	4,248
Total Manufacturing group assets	16,392	16,158
Finance group
Cash and equivalents	82	55
Finance receivables, net	585	603
Other assets	17	22
Total Finance group assets	684	680
Total assets	$17,076	$16,838
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$356	$357
Accounts payable	1,101	943
Other current liabilities	2,903	3,094
Total current liabilities	4,360	4,394
Other liabilities	1,848	1,945
Long-term debt	3,038	2,890
Total Manufacturing group liabilities	9,246	9,229
Finance group
Other liabilities	57	64
Debt	340	341
Total Finance group liabilities	397	405
Total liabilities	9,643	9,634
Shareholders’ equity
Common stock	23	23
Capital surplus	2,041	1,960
Treasury stock	(514)	(82)
Retained earnings	6,052	5,607
Accumulated other comprehensive loss	(169)	(304)
Total shareholders’ equity	7,433	7,204
Total liabilities and shareholders’ equity	$17,076	$16,838
Common shares outstanding (in thousands)	178,156	182,964
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 28, 2025 and June 29, 2024, respectively

	Consolidated
(In millions)	2025	2024
Cash flows from operating activities
Income from continuing operations	$452	$461
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	192	178
Deferred income taxes	(22)	(34)
Gain on business disposition	(4)	—
Other, net	73	61
Changes in assets and liabilities:
Accounts receivable, net	54	10
Inventories	(284)	(467)
Other assets	(70)	167
Accounts payable	163	107
Other liabilities	(200)	(46)
Income taxes, net	46	10
Pension, net	(117)	(112)
Captive finance receivables, net	(26)	7
Other operating activities, net	7	19
Net cash provided by operating activities of continuing operations	264	361
Net cash used in operating activities of discontinued operations	(1)	(1)
Net cash provided by operating activities	263	360
Cash flows from investing activities
Capital expenditures	(134)	(140)
Net proceeds from corporate-owned life insurance policies	57	26
Net proceeds from business disposition	16	—
Proceeds from sale of property, plant and equipment	9	3
Net cash used in business acquisitions	(1)	(13)
Finance receivables repaid	17	31
Finance receivables originated	(21)	(18)
Proceeds from the disposition of leveraged leases	59	—
Other investing activities, net	15	—
Net cash provided by (used in) investing activities	17	(111)
Cash flows from financing activities
Net proceeds from long-term debt	495	—
Principal payments on long-term debt and nonrecourse debt	(364)	(374)
Purchases of Textron common stock	(429)	(675)
Proceeds from options exercised	10	73
Dividends paid	(7)	(8)
Other financing activities, net	(15)	(25)
Net cash used in financing activities	(310)	(1,009)
Effect of exchange rate changes on cash and equivalents	23	(10)
Net decrease in cash and equivalents	(7)	(770)
Cash and equivalents at beginning of period	1,441	2,181
Cash and equivalents at end of period	$1,434	$1,411
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 28, 2025 and June 29, 2024, respectively

	Manufacturing Group		Finance Group
(In millions)	2025	2024	2025	2024
Cash flows from operating activities
Income from continuing operations	$435	$441	$17	$20
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	192	178	—	—
Deferred income taxes	(3)	(34)	(19)	—
Gain on business disposition	(4)	—	—	—
Other, net	73	73	—	(12)
Changes in assets and liabilities:
Accounts receivable, net	54	10	—	—
Inventories	(284)	(467)	—	—
Other assets	(69)	168	(1)	(1)
Accounts payable	163	107	—	—
Other liabilities	(195)	(42)	(5)	(4)
Income taxes, net	29	12	17	(2)
Pension, net	(117)	(112)	—	—
Other operating activities, net	7	19	—	—
Net cash provided by operating activities of continuing operations	281	353	9	1
Net cash used in operating activities of discontinued operations	(1)	(1)	—	—
Net cash provided by operating activities	280	352	9	1
Cash flows from investing activities
Capital expenditures	(134)	(140)	—	—
Net proceeds from corporate-owned life insurance policies	57	26	—	—
Net proceeds from business disposition	16	—	—	—
Proceeds from sale of property, plant and equipment	9	3	—	—
Net cash used in business acquisitions	(1)	(13)	—	—
Finance receivables repaid	—	—	81	78
Finance receivables originated	—	—	(111)	(58)
Proceeds from the disposition of leveraged leases	—	—	59	—
Other investing activities, net	15	—	—	—
Net cash provided by (used in) investing activities	(38)	(124)	29	20
Cash flows from financing activities
Net proceeds from long-term debt	495	—	—	—
Principal payments on long-term debt and nonrecourse debt	(353)	(359)	(11)	(15)
Purchases of Textron common stock	(429)	(675)	—	—
Proceeds from options exercised	10	73	—	—
Dividends paid	(7)	(8)	—	—
Other financing activities, net	(15)	(25)	—	—
Net cash used in financing activities	(299)	(994)	(11)	(15)
Effect of exchange rate changes on cash and equivalents	23	(10)	—	—
Net increase (decrease) in cash and equivalents	(34)	(776)	27	6
Cash and equivalents at beginning of period	1,386	2,121	55	60
Cash and equivalents at end of period	$1,352	$1,345	$82	$66
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
In the second quarter of 2025 and 2024, our cumulative catch-up adjustments increased segment profit by $8 million and $18 million, respectively, and net income by $6 million and $14 million, respectively ($0.03 and $0.07 per diluted share, respectively). In the first half of 2025 and 2024, our cumulative catch-up adjustments increased segment profit by $25 million and $31 million, respectively, and net income by $19 million and $24 million, respectively ($0.10 and $0.12 per diluted share, respectively).

Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	June 28, 2025	December 28, 2024
Commercial	$800	$738
U.S. Government contracts	96	230
	896	968
Allowance for credit losses	(19)	(19)
Total accounts receivable, net	$877	$949
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	June 28, 2025	December 28, 2024
Finance receivables	$605	$622
Allowance for credit losses	(20)	(19)
Total finance receivables, net	$585	$603
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	June 28, 2025	December 28, 2024
Performing	$569	$612
Watchlist	33	—
Nonaccrual	3	10
Nonaccrual as a percentage of finance receivables	0.50%	1.61%
Current and less than 31 days past due	$596	$609
31-60 days past due	9	13
60+ days contractual delinquency as a percentage of finance receivables	—%	—%
At June 28, 2025, 47% of our performing finance receivables were originated since the beginning of 2023 and 27% were originated from 2020 to 2022 with the remainder prior to 2020. For finance receivables categorized as watchlist, 100% were originated from 2023 to 2024, and for nonaccrual, 100% were originated prior to 2021.

On a quarterly basis, we evaluate individual larger balance accounts for impairment. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Our impaired finance receivables were insignificant at June 28, 2025 and December 28, 2024.
Note 3. Inventories
Inventories are composed of the following:

(In millions)	June 28, 2025	December 28, 2024
Finished goods	$1,179	$1,138
Work in process	2,026	1,769
Raw materials and components	1,133	1,164
Total inventories	$4,338	$4,071
Note 4. Accounts Payable and Warranty Liability
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers for a maximum amount of $200 million that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. This financing arrangement expires in April 2027. At June 28, 2025 and December 28, 2024, the amount due under the supplier financing arrangement was $112 million and $50 million, respectively.
Warranty Liability
Changes in our current and non-current warranty liability are as follows:

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Beginning of period	$173	$172
Provision	38	38
Changes to estimates	24	2
Settlements	(45)	(36)
Other*	(9)	(4)
End of period	$181	$172
* Other includes business dispositions and currency translation adjustments.

Note 5. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our leases have remaining lease terms up to 26 years, which include options to extend the lease term for periods up to 20 years when it is reasonably certain the option will be exercised.
Operating lease cost totaled $18 million in both the second quarter of 2025 and 2024, and $36 million in both the first half of 2025 and 2024. Cash paid for operating leases approximated the lease cost and is classified in cash flows from operating activities. Noncash transactions related to operating leases totaled $3 million and $28 million in the first half of 2025 and 2024, respectively, reflecting new or modified leases and changes from the reassessment of lease options. In the first half of 2024, non-cash transactions also included the recognition of a $72 million asset and liability related to a new finance lease. Finance lease, variable and short-term lease costs were not significant.

Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	June 28, 2025	December 28, 2024
Operating leases:
Other assets	$340	$360
Other current liabilities	54	55
Other liabilities	299	316
Weighted-average remaining lease term (in years)	9.5	10.0
Weighted-average discount rate	4.85%	4.84%
Finance leases:
Property, plant and equipment, less accumulated amortization of $11 million and $9 million, respectively	$96	$95
Long-term debt, including current portion	99	97
Weighted-average remaining lease term (in years)	6.5	5.9
Weighted-average discount rate	6.65%	6.72%
At June 28, 2025, maturities of our operating lease liabilities on an undiscounted basis totaled $36 million for the remainder of 2025, $61 million for 2026, $51 million for 2027, $46 million for 2028, $42 million for 2029 and $211 million thereafter.
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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At June 28, 2025 and December 28, 2024, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $651 million and $464 million, respectively. At June 28, 2025, the fair value amounts of our foreign currency exchange contracts were a $12 million asset and a $14 million liability. At December 28, 2024, the fair value amount of our foreign currency exchange contracts were a $5 million asset and a $19 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. The fair value of our interest rate swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2. The fair value of our outstanding interest rate swap agreements was a $2 million and an $8 million asset at June 28, 2025 and December 28, 2024, respectively.
At June 28, 2025 and December 28, 2024, our Finance group had interest rate swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $264 million that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.20%. These agreements have maturities ranging from August 2025 to August 2029. At June 28, 2025 and December 28, 2024, we also had a swap agreement related to these Notes with a notional amount of $30 million and a weighted-average fixed rate of 5.10% that has a forward start date of August 15, 2025 and matures on August 15, 2030.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	June 28, 2025		December 28, 2024
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,312)	$(3,211)	$(3,164)	$(2,989)
Finance group
Finance receivables, excluding leases	476	506	439	454
Debt	(340)	(313)	(341)	(311)
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

Note 8. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended June 28, 2025
Beginning of period	$23	$2,005	$(299)	$5,811	$(265)	$7,275
Net income	—	—	—	245	—	245
Other comprehensive income	—	—	—	—	96	96
Share-based compensation activity	—	36	—	—	—	36
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(215)	—	—	(215)
End of period	$23	$2,041	$(514)	$6,052	$(169)	$7,433
Three months ended June 29, 2024
Beginning of period	$25	$2,012	$(484)	$6,059	$(681)	$6,931
Net income	—	—	—	259	—	259
Other comprehensive loss	—	—	—	—	(12)	(12)
Share-based compensation activity	—	38	—	—	—	38
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(360)	—	—	(360)
End of period	$25	$2,050	$(844)	$6,314	$(693)	$6,852
Six months ended June 28, 2025
Beginning of period	$23	$1,960	$(82)	$5,607	$(304)	$7,204
Net income	—	—	—	452	—	452
Other comprehensive income	—	—	—	—	135	135
Share-based compensation activity	—	81	—	—	—	81
Dividends declared	—	—	—	(7)	—	(7)
Purchases of common stock, including excise tax*	—	—	(432)	—	—	(432)
End of period	$23	$2,041	$(514)	$6,052	$(169)	$7,433
Six months ended June 29, 2024
Beginning of period	$24	$1,910	$(165)	$5,862	$(644)	$6,987
Net income	—	—	—	460	—	460
Other comprehensive loss	—	—	—	—	(49)	(49)
Share-based compensation activity	1	140	—	—	—	141
Dividends declared	—	—	—	(8)	—	(8)
Purchases of common stock, including excise tax*	—	—	(679)	—	—	(679)
End of period	$25	$2,050	$(844)	$6,314	$(693)	$6,852
*Includes amounts accrued for excise tax imposed on common share repurchases that totaled $1 million and $3 million for the second quarter and first half of 2025, respectively, and $2 million and $4 million for the second quarter and first half of 2024, respectively.
Dividends per share of common stock were $0.02 for both the second quarter of 2025 and 2024 and $0.04 for both the first half of 2025 and 2024.

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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic weighted-average shares outstanding	179,958	189,746	181,168	191,273
Dilutive effect of stock options	1,133	2,109	1,211	2,085
Diluted weighted-average shares outstanding	181,091	191,855	182,379	193,358
In the second quarter and first half of 2025, stock options to purchase 2.9 million and 2.5 million shares of common stock, respectively, were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive. Stock options to purchase 1.0 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for both the second quarter and first half of 2024 as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 28, 2024	$(179)	$(120)	$(5)	$(304)
Other comprehensive income before reclassifications	—	133	3	136
Reclassified from Accumulated other comprehensive loss	—	(2)	1	(1)
Balance at June 28, 2025	$(179)	$11	$(1)	$(169)
Balance at December 30, 2023	$(598)	$(49)	$3	$(644)
Other comprehensive loss before reclassifications	—	(47)	(4)	(51)
Reclassified from Accumulated other comprehensive loss	2	—	—	2
Balance at June 29, 2024	$(596)	$(96)	$(1)	$(693)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	June 28, 2025			June 29, 2024
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(2)	$1	$(1)	$(1)	$—	$(1)
Amortization of prior service cost*	2	(1)	1	2	—	2
Pension and postretirement benefits adjustments, net	—	—	—	1	—	1
Foreign currency translation adjustments:
Foreign currency translation adjustments	93	—	93	(14)	—	(14)
Business disposition	(2)	—	(2)	—	—	—
Foreign currency translation adjustments, net	91	—	91	(14)	—	(14)
Deferred gains on hedge contracts:
Current deferrals	8	(3)	5	1	—	1
Reclassification adjustments	—	—	—	(1)	1	—
Deferred gains on hedge contracts, net	8	(3)	5	—	1	1
Total	$99	$(3)	$96	$(13)	$1	$(12)
Six Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(4)	$1	$(3)	$(2)	$—	$(2)
Amortization of prior service cost*	4	(1)	3	4	—	4
Pension and postretirement benefits adjustments, net	—	—	—	2	—	2
Foreign currency translation adjustments:
Foreign currency translation adjustments	133	—	133	(47)	—	(47)
Business disposition	(2)	—	(2)	—	—	—
Foreign currency translation adjustments, net	131	—	131	(47)	—	(47)
Deferred gains (losses) on hedge contracts:
Current deferrals	5	(2)	3	(6)	2	(4)
Reclassification adjustments	2	(1)	1	(2)	2	—
Deferred gains (losses) on hedge contracts, net	7	(3)	4	(8)	4	(4)
Total	$138	$(3)	$135	$(53)	$4	$(49)
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
Our revenues and expenses by segment are provided below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended June 28, 2025
Revenues	$1,517	$1,016	$321	$839	$8	$15	$3,716
Costs and expenses:
Cost of sales	1,171	841	244	698	7	—	2,961
Research and development costs	53	38	15	20	11	—	137
Selling and administrative expense	113	57	22	67	6	2	267
Interest expense, net	—	—	—	—	—	5	5
Segment profit (loss)	$180	$80	$40	$54	$(16)	$8	$346
Three months ended June 29, 2024
Revenues	$1,475	$794	$323	$914	$9	$12	$3,527
Costs and expenses:
Cost of sales	1,119	649	246	775	9	—	2,798
Research and development costs	51	7	15	18	14	—	105
Selling and administrative expense	110	56	27	79	4	—	276
Interest expense, net	—	—	—	—	—	5	5
Segment profit (loss)	$195	$82	$35	$42	$(18)	$7	$343
Six months ended June 28, 2025
Revenues	$2,729	$1,999	$617	$1,631	$15	$31	$7,022
Costs and expenses:
Cost of sales	2,100	1,644	463	1,376	13	—	5,596
Research and development costs	110	77	23	34	25	—	269
Selling and administrative expense	212	108	51	137	10	4	522
Interest expense, net	—	—	—	—	—	9	9
Segment profit (loss)	$307	$170	$80	$84	$(33)	$18	$626
Six months ended June 29, 2024
Revenues	$2,663	$1,521	$629	$1,806	$16	$27	$6,662
Costs and expenses:
Cost of sales	2,010	1,214	468	1,533	15	—	5,240
Research and development costs	103	46	33	38	29	—	249
Selling and administrative expense	212	99	55	164	8	(8)	530
Interest expense, net	—	—	—	—	—	10	10
Segment profit (loss)	$338	$162	$73	$71	$(36)	$25	$633

A reconciliation of segment profit to Income from continuing operations before income taxes is presented below:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Segment profit	$346	$343	$626	$633
Unallocated amounts:
Corporate expenses and other, net	(36)	(17)	(79)	(79)
Interest expense, net for Manufacturing group	(26)	(20)	(51)	(35)
LIFO inventory provision	(38)	(27)	(67)	(47)
Intangible asset amortization	(8)	(9)	(16)	(17)
Special charges	(4)	(13)	(4)	(27)
Non-service components of pension and postretirement income, net	67	66	133	132
Income from continuing operations before income taxes	$301	$323	$542	$560
Other information by segment is provided below:

	Capital Expenditures				Depreciation and Amortization
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Textron Aviation	$37	$34	$62	$61	$40	$37	$77	$73
Bell	18	18	33	37	28	20	50	39
Textron Systems	8	7	13	15	12	12	24	23
Industrial	15	14	25	25	17	17	34	35
Textron eAviation	—	1	1	2	2	2	4	4
Corporate	—	—	—	—	1	2	3	4
Total	$78	$74	$134	$140	$100	$90	$192	$178
Our assets by segment are summarized below:

(In millions)	June 28, 2025	December 28, 2024
Textron Aviation	$4,823	$4,624
Bell	3,062	2,992
Textron Systems	2,044	2,036
Industrial	2,391	2,378
Textron eAviation	317	286
Finance	684	680
Corporate	3,755	3,842
Total assets	$17,076	$16,838

Note 10. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Aircraft	$1,010	$975	$1,739	$1,707
Aftermarket parts and services	507	500	990	956
Textron Aviation	$1,517	$1,475	$2,729	$2,663
Military aircraft and support programs	648	499	1,282	979
Commercial helicopters, parts and services	368	295	717	542
Bell	$1,016	$794	$1,999	$1,521
Textron Systems	$321	$323	$617	$629
Fuel systems and functional components	483	492	933	980
Specialized vehicles	356	422	698	826
Industrial	$839	$914	$1,631	$1,806
Textron eAviation	$8	$9	$15	$16
Finance	$15	$12	$31	$27
Total revenues	$3,716	$3,527	$7,022	$6,662

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended June 28, 2025
Customer type:
Commercial	$1,431	$361	$76	$829	$8	$15	$2,720
U.S. Government	86	655	245	10	—	—	996
Total revenues	$1,517	$1,016	$321	$839	$8	$15	$3,716
Geographic location:
United States	$1,079	$820	$293	$454	$4	$5	$2,655
Europe	153	12	10	166	2	1	344
Other international	285	184	18	219	2	9	717
Total revenues	$1,517	$1,016	$321	$839	$8	$15	$3,716
Three months ended June 29, 2024
Customer type:
Commercial	$1,343	$288	$79	$908	$9	$12	$2,639
U.S. Government	132	506	244	6	—	—	888
Total revenues	$1,475	$794	$323	$914	$9	$12	$3,527
Geographic location:
United States	$1,147	$639	$283	$497	$5	$4	$2,575
Europe	91	14	12	183	3	—	303
Other international	237	141	28	234	1	8	649
Total revenues	$1,475	$794	$323	$914	$9	$12	$3,527
Six months ended June 28, 2025
Customer type:
Commercial	$2,574	$722	$146	$1,614	$15	$31	$5,102
U.S. Government	155	1,277	471	17	—	—	1,920
Total revenues	$2,729	$1,999	$617	$1,631	$15	$31	$7,022
Geographic location:
United States	$1,991	$1,502	$562	$862	$7	$9	$4,933
Europe	239	68	22	330	5	1	665
Other international	499	429	33	439	3	21	1,424
Total revenues	$2,729	$1,999	$617	$1,631	$15	$31	$7,022
Six months ended June 29, 2024
Customer type:
Commercial	$2,498	$527	$151	$1,792	$16	$27	$5,011
U.S. Government	165	994	478	14	—	—	1,651
Total revenues	$2,663	$1,521	$629	$1,806	$16	$27	$6,662
Geographic location:
United States	$2,097	$1,198	$557	$957	$9	$8	$4,826
Europe	153	37	25	381	5	5	606
Other international	413	286	47	468	2	14	1,230
Total revenues	$2,663	$1,521	$629	$1,806	$16	$27	$6,662
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At June 28, 2025, we had $16.9 billion in remaining performance obligations of which we expect to recognize revenues of approximately 73% through 2026, an additional 24% through 2028, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At June 28, 2025 and December 28, 2024, contract assets totaled $453 million and $345 million, respectively, and contract liabilities totaled $1.9 billion at both dates, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $691 million and $660 million in the first half of 2025 and 2024, respectively, that were included in the contract liability balance at the beginning of each year.

Note 11. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Pension Benefits
Service cost	$15	$17	$31	$34
Interest cost	94	91	188	181
Expected return on plan assets	(162)	(159)	(324)	(318)
Amortization of net actuarial loss	—	1	—	2
Amortization of prior service cost	3	3	5	5
Net periodic benefit income*	$(50)	$(47)	$(100)	$(96)
Postretirement Benefits Other Than Pensions
Service cost	$1	$1	$1	$1
Interest cost	1	1	3	3
Amortization of net actuarial gain	(2)	(2)	(4)	(4)
Amortization of prior service credit	(1)	(1)	(1)	(1)
Net periodic benefit income	$(1)	$(1)	$(1)	$(1)
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $2 million and $5 million for the second quarter and first half of 2025, respectively, and $2 million and $6 million for the second quarter and first half of 2024, respectively.
Note 12. Special Charges
In connection with the termination of certain U.S. Government development programs, we initiated restructuring actions in the second quarter of 2025 to reduce operating expenses through headcount reductions and other actions at the Textron Systems segment. As a result, we recorded special charges of $8 million in the second quarter of 2025, which included severance costs of $5 million and contract termination costs of $3 million. Headcount reductions are expected to total approximately 85 positions, representing less than 1% of our global workforce. We expect the restructuring actions to be substantially completed in the third quarter of 2025.
In the second quarter of 2025, we completed the previously announced strategic review of the Powersports product line and on April 23, 2025, we closed on the sale of the Powersports business, including the Arctic Cat brand and its operations. Net cash proceeds from the sale were $16 million and we recorded a pre-tax gain of $4 million, which is included in special charges.
In the second quarter and first half of 2024, we recognized special charges of $13 million and $27 million, respectively, related to a 2023 restructuring plan.
Our restructuring reserve activity, which includes the restructuring actions discussed above and the 2023 plan, is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 28, 2024	$37	$34	$71
Provision	5	3	8
Cash paid	(11)	(15)	(26)
Business disposition	(7)	(15)	(22)
Foreign currency translation	3	—	3
Balance at June 28, 2025	$27	$7	$34
The majority of the remaining cash outlays of $34 million are expected to be paid in the second half of 2025.

Note 13. Income Taxes
Our effective tax rate was 18.6% and 19.5% for the second quarter of 2025 and 2024, respectively, and 16.6% and 17.7% for the first half of 2025 and 2024, respectively. Our effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted and changed certain sections of U.S. income tax law. Among other things, the Act makes permanent 1) the option to deduct domestic research and development expenditures immediately in the year incurred, 2) the deduction of the full cost of eligible assets in the first year placed in service and 3) the EBITDA-based business interest expense limitation as well as modifications to the international tax framework. While we are still assessing these changes and the effects of the Act on our consolidated financial statements, we expect the Act to increase our cash flows from operating activities for the full year 2025 and increase our effective tax rate for the full year 2025.

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
Recent changes to the United States trade policy have resulted in new or higher tariffs on goods imported from numerous countries, and some countries have imposed retaliatory tariffs on imports from the United States. We are principally a North American manufacturer and 71% of our 2024 revenues were generated in the U.S. Our aircraft products, subassemblies, parts and components manufactured in Canada and Mexico are largely qualified under the rules of the United States-Mexico-Canada Agreement (USMCA) for preferential treatment on tariffs imposed by the U.S. on Canada and Mexico imports. In addition, our operations outside of North America primarily source materials and components from outside of North America and manufacture products for non-U.S. customers. Many of our businesses also source materials and components from outside of North America. These businesses have been – or could be in the future – impacted by these newly imposed U.S. tariffs. To date, we have not experienced a material adverse impact from these tariffs. We will continue to evaluate the potential impact of these tariffs and any further developments or changes in global tariff policies on our business and financial position.
Consolidated Results of Operations

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
Revenues	$3,716	$3,527	5%	$7,022	$6,662	5%
Cost of sales	3,007	2,834	6%	5,679	5,304	7%
Gross margin as a % of Manufacturing revenues	18.8%	19.4%		18.8%	20.1%
Research and development costs	$137	$105	30%	$269	$249	8%
Selling and administrative expense	303	293	3%	601	609	(1)%
Interest expense, net	31	25	24%	60	45	33%
Special charges	4	13	(69)%	4	27	(85)%
Non-service components of pension and postretirement income, net	67	66	2%	133	132	1%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 24 to 27.
Revenues
Revenues increased $189 million, 5%, in the second quarter of 2025, compared with the second quarter of 2024. The revenue increase primarily included the following factors:
•Higher Bell revenues of $222 million due to higher military aircraft and support programs revenues of $149 million, primarily for the Future Long Range Assault Aircraft (FLRAA) program, recently designated as MV-75 by the U.S. Army, and higher commercial revenues of $73 million.
•Higher Textron Aviation revenues of $42 million, largely reflecting higher aircraft revenues of $35 million.
•Lower Industrial revenues of $75 million, with $66 million at Textron Specialized Vehicles, reflecting the impact from the disposition of the Powersports business in April 2025, as discussed in Note 12 to the Consolidated Financial Statements and lower volume, primarily in golf products.

Revenues increased $360 million, 5%, in the first half of 2025, compared with the first half of 2024. The revenue increase primarily included the following factors:
•Higher Bell revenues of $478 million, due to higher military aircraft and support programs revenues of $303 million, primarily for the MV-75 program and for military sustainment programs, as well as higher commercial revenues of $175 million.
•Higher Textron Aviation revenues of $66 million, reflecting higher aftermarket parts and services revenues of $34 million and higher aircraft revenues of $32 million.
•Lower Industrial revenues of $175 million, with $128 million at Textron Specialized Vehicles, reflecting lower volume and mix, primarily in golf products, and the impact from the disposition. Kautex revenues decreased $47 million, largely due to lower volume.
•Lower Textron Systems revenues of $12 million, largely due to lower volume.

Manufacturing group revenues increased $186 million and $356 million in the second quarter and first half of 2025, respectively, compared with the corresponding periods of 2024, reflecting an increase of $355 million and $694 million, respectively, in product revenues, partially offset by a decrease of $169 million and $338 million, respectively, in service revenues. The decrease in service revenues for both periods was largely related to the classification of revenues for the MV-75 program, which was service-related prior to the transition of the program to the Engineering and Manufacturing Development phase in the third quarter of 2024 when it became product-related.

Cost of Sales
Cost of sales includes cost of products and services sold for the Manufacturing group. Cost of sales increased $173 million, 6%, in the second quarter of 2025, compared with the second quarter of 2024, largely due to higher net volume and mix of $136 million and a $74 million impact from inflation and higher LIFO inventory provision, partially offset by the impact from the disposition of the Powersports business.

Cost of sales increased $375 million, 7%, in the first half of 2025, compared with the first half of 2024, largely due to higher net volume and mix of $258 million and a $133 million impact from inflation and higher LIFO inventory provision, partially offset by the impact from the disposition. Gross margin as a percentage of Manufacturing revenues decreased 130 basis points in the first half of 2025, primarily due to lower margin at the Bell and Textron Aviation segments.
Research and Development Costs
Research and development costs increased $32 million, 30%, in the second quarter of 2025, compared with the second quarter of 2024, largely due to an increase of $31 million at Bell, reflecting lower costs in 2024 due to the wind down of the Future Attack Reconnaissance Aircraft program.

Research and development costs increased $20 million, 8%, in the first half of 2025, compared with the first half of 2024, largely due to an increase of $31 million at Bell, reflecting lower costs in 2024 due to the wind down of the Future Attack Reconnaissance Aircraft program, partially offset by a $10 million decrease at the Textron Systems segment related to timing of project expenditures.
Selling and Administrative Expense
Selling and administrative expense increased $10 million, 3%, in the second quarter of 2025, compared with the second quarter of 2024, primarily due to higher share-based compensation expense.

Selling and administrative expense decreased $8 million, 1%, in the first half of 2025, compared with the first half of 2024, primarily due to lower share-based compensation expense, partially offset by a 2024 recovery of amounts that were previously written off related to one customer relationship in the Finance segment.
Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group. In the second quarter and first half of 2025, interest expense, net increased $6 million, 24%, and $15 million, 33%, respectively, compared with the corresponding periods of 2024, primarily reflecting lower interest income. Gross interest expense totaled $39 million and $36 million in the second quarter of 2025 and 2024, respectively, and $77 million and $74 million in the first half of 2025 and 2024, respectively.
Special Charges
Special charges largely include restructuring activities as discussed in Note 12 to the Consolidated Financial Statements on page 20.
Income Taxes
Our effective tax rate was 18.6% and 19.5% in the second quarter of 2025 and 2024, respectively, and 16.6% and 17.7% for the first half of 2025 and 2024, respectively. Our effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
Backlog
Our backlog is summarized below:

(In millions)	June 28, 2025	December 28, 2024
Textron Aviation	$7,847	$7,845
Bell	6,884	7,469
Textron Systems	2,192	2,594
Total backlog	$16,923	$17,908

Segment Analysis
We operate in, and report financial information for, the following six operating segments: Textron Aviation, Bell, Textron Systems, Industrial, Textron eAviation and Finance. Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit for the manufacturing segments excludes the non-service components of pension and postretirement income, net; LIFO inventory provision; intangible asset amortization; interest expense, net for Manufacturing group; certain corporate expenses; gains/losses on major business dispositions; and special charges. The operating costs used to derive segment profit for our manufacturing segments includes cost of sales, research and development costs and selling and administrative expense. The cost of sales discussed in this Segment Analysis section excludes the LIFO inventory provision and intangible asset amortization discussed above that are reported within Cost of products sold or Cost of services sold on the Consolidated Statements of Operations. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.
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
Textron Aviation

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
Revenues:
Aircraft	$1,010	$975	4%	$1,739	$1,707	2%
Aftermarket parts and services	507	500	1%	990	956	4%
Total revenues	1,517	1,475	3%	2,729	2,663	2%
Cost of sales	1,171	1,119	5%	2,100	2,010	4%
Research and development costs	53	51	4%	110	103	7%
Selling and administrative expense	113	110	3%	212	212	—%
Segment profit	$180	$195	(8)%	$307	$338	(9)%
Profit margin	11.9%	13.2%		11.2%	12.7%
Textron Aviation’s revenues increased $42 million, 3%, in the second quarter of 2025, compared with the second quarter of 2024, reflecting higher aircraft revenues of $35 million and higher aftermarket parts and services revenues of $7 million. The increase in aircraft revenues was largely due to higher Citation jet and piston engine aircraft volume and higher pricing, partially offset by lower commercial turboprop volume. We delivered 49 Citation jets and 34 commercial turboprops in the second quarter of 2025, compared with 42 Citation jets and 44 commercial turboprops in the second quarter of 2024.
Textron Aviation’s revenues increased $66 million, 2%, in the first half of 2025, compared with the first half of 2024, reflecting higher aftermarket parts and services revenues of $34 million and higher aircraft revenues of $32 million. The increase in aircraft revenues was primarily due to higher pricing, partially offset by lower volume and mix. The decrease in volume and mix largely reflects the mix of Citation jets and commercial turboprops sold, partially offset by higher defense and piston engine aircraft volume. We delivered 80 Citation jets and 64 commercial turboprops in the first half of 2025, compared with 78 Citation jets and 64 commercial turboprops in the first half of 2024.

Textron Aviation’s cost of sales increased $52 million, 5%, in the second quarter of 2025, compared with the second quarter of 2024, largely reflecting inflation of $43 million and higher warranty costs, partially offset by a favorable impact from manufacturing efficiencies. Cost of sales increased $90 million, 4%, in the first half of 2025, compared with the first half of 2024, largely reflecting inflation of $78 million and higher warranty costs.
Textron Aviation's segment profit decreased $15 million, 8%, in the second quarter of 2025, compared with the second quarter of 2024, primarily due to the mix of aircraft sold and higher warranty costs, partially offset by a favorable impact from manufacturing efficiencies and higher pricing, net of inflation.
Textron Aviation's segment profit decreased $31 million, 9%, in the first half of 2025, compared with the first half of 2024, primarily due to lower net volume and mix described above and higher warranty costs, partially offset by higher pricing, net of inflation.
Bell

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
Revenues:
Military aircraft and support programs	$648	$499	30%	$1,282	$979	31%
Commercial helicopters, parts and services	368	295	25%	717	542	32%
Total revenues	1,016	794	28%	1,999	1,521	31%
Cost of sales	841	649	30%	1,644	1,214	35%
Research and development costs	38	7	443%	77	46	67%
Selling and administrative expense	57	56	2%	108	99	9%
Segment profit	$80	$82	(2)%	$170	$162	5%
Profit margin	7.9%	10.3%		8.5%	10.7%
Bell’s military aircraft and support programs revenues increased $149 million, 30%, in the second quarter of 2025, compared with the second quarter of 2024, largely due to higher volume on the FLRAA program, recently designated as MV-75 by the U.S. Army. Commercial helicopters, parts and services revenues increased $73 million, 25%, in the second quarter of 2025, compared with the second quarter of 2024, primarily due to the mix of commercial helicopters sold as we delivered 32 commercial helicopters in both the second quarter of 2025 and 2024.
Bell’s military aircraft and support programs revenues increased $303 million, 31%, in the first half of 2025, compared with the first half of 2024, largely due to higher volume on the MV-75 program and on military sustainment programs. Commercial helicopters, parts and services revenues increased $175 million, 32%, in the first half of 2025, compared with the first half of 2024, primarily due to higher volume and mix as we delivered 61 commercial helicopters in the first half of 2025, compared with 50 commercial helicopters in the first half of 2024.
Bell’s cost of sales increased $192 million, 30%, and $430 million, 35%, in the second quarter and first half of 2025, respectively, compared with the corresponding periods of 2024, primarily due to higher volume and mix described above.
Bell's research and development costs increased $31 million, 443%, and $31 million, 67%, in the second quarter and first half of 2025, respectively, compared with the corresponding periods of 2024, largely reflecting lower costs in 2024 due to the wind down of the Future Attack Reconnaissance Aircraft program.
Bell’s segment profit decreased $2 million, 2%, in the second quarter of 2025, compared with the second quarter of 2024, primarily reflecting higher research and development costs described above, partially offset by higher volume and mix. Bell's profit margin decreased 240 basis points, largely reflecting the impact of the higher research and development costs and higher volume on lower margin MV-75 development activities, partially offset by favorable commercial aircraft volume and mix.
Bell's segment profit increased $8 million, 5%, in the first half of 2025, compared with the first half of 2024, while its profit margin decreased 220 basis points, largely reflecting the impact of the higher research and development costs and higher volume on lower margin MV-75 development activities, partially offset by favorable commercial aircraft volume and mix.

Textron Systems

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
Revenues	$321	$323	(1)%	$617	$629	(2)%
Cost of sales	244	246	(1)%	463	468	(1)%
Research and development costs	15	15	—%	23	33	(30)%
Selling and administrative expense	22	27	(19)%	51	55	(7)%
Segment profit	$40	$35	14%	$80	$73	10%
Profit margin	12.5%	10.8%		13.0%	11.6%
Textron Systems’ revenues decreased $2 million, 1%, and $12 million, 2%, in the second quarter and first half of 2025, respectively, compared with the corresponding periods of 2024, largely due to lower volume. The lower volume included the impact of the cancellation of the Shadow program and termination of certain U.S. Government development programs, offset by higher volume for the Ship-to-Shore Connector program.
Textron Systems’ research and development costs were unchanged in the second quarter of 2025, and decreased $10 million, 30%, in the first half of 2025, compared with the corresponding periods of 2024. The decrease in costs in the first half of 2025 was related to the timing of project expenditures.
Textron Systems’ segment profit increased $5 million, 14%, in the second quarter of 2025, compared with the second quarter of 2024, primarily due to lower selling and administrative expense. Segment profit increased $7 million, 10%, in the first half of 2025, compared with the first half of 2024, primarily due to lower research and development costs and selling and administrative expense, partially offset by lower volume.
Industrial

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
Revenues:
Kautex	$483	$492	(2)%	$933	$980	(5)%
Textron Specialized Vehicles	356	422	(16)%	698	826	(15)%
Total revenues	839	914	(8)%	1,631	1,806	(10)%
Cost of sales	698	775	(10)%	1,376	1,533	(10)%
Research and development costs	20	18	11%	34	38	(11)%
Selling and administrative expense	67	79	(15)%	137	164	(16)%
Segment profit	$54	$42	29%	$84	$71	18%
Profit margin	6.4%	4.6%		5.2%	3.9%
Industrial segment revenues decreased $75 million, 8%, in the second quarter of 2025, compared with the second quarter of 2024, largely at Textron Specialized Vehicles. Revenues decreased $66 million, 16%, at Textron Specialized Vehicles, reflecting the impact from the disposition of the Powersports business in April 2025, as discussed in Note 12 to the Consolidated Financial Statements, and lower volume, primarily in golf products.
Industrial segment revenues decreased $175 million, 10%, in the first half of 2025, compared with the first half of 2024, largely due to lower volume and mix and the impact from the disposition. Textron Specialized Vehicles' revenues decreased $128 million, 15%, reflecting lower volume and mix, primarily in golf products, and the impact from the disposition. Kautex revenues decreased $47 million, 5%, largely due to lower volume.
Industrial's cost of sales decreased $77 million, 10%, in the second quarter of 2025, compared with the second quarter of 2024, principally reflecting the impact from the disposition and lower volume described above. Cost of sales decreased $157 million, 10%, in the first half of 2025, compared with the first half of 2024, principally reflecting the impact of lower volume and mix described above and the impact from the disposition.
Industrial's selling and administrative expense decreased $12 million, 15%, in the second quarter of 2025, compared with the second quarter of 2024, primarily reflecting the impact from the disposition and lower compensation costs, which included the impact of headcount reductions from restructuring activities. Selling and administrative expense decreased $27 million, 16%, in the first half of 2025, compared with the first half of 2024, primarily reflecting lower compensation costs, which included the impact of headcount reductions from restructuring activities and the impact from the disposition.

Industrial's segment profit increased $12 million, 29%, in the second quarter of 2025, compared with the second quarter of 2024, primarily reflecting the impact from the disposition and cost reductions resulting from restructuring activities, partially offset by lower volume and mix described above.
Industrial's Segment profit increased $13 million, 18%, in the first half of 2025, compared with the first half of 2024, primarily reflecting cost reductions resulting from restructuring activities and the impact from the disposition, partially offset by lower volume and mix described above.
Textron eAviation

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
Revenues	$8	$9	(11)%	$15	$16	(6)%
Cost of sales	7	9	(22)%	13	15	(13)%
Research and development costs	11	14	(21)%	25	29	(14)%
Selling and administrative expense	6	4	50%	10	8	25%
Segment loss	$(16)	$(18)	(11)%	$(33)	$(36)	(8)%
Textron eAviation segment revenues decreased $1 million in both the second quarter and first half of 2025, compared with the corresponding periods of 2024, and segment loss decreased $2 million and $3 million, respectively.
Finance

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	$15	$12	$31	$27
Selling and administrative expense	2	—	4	(8)
Interest expense, net	5	5	9	10
Segment profit	$8	$7	$18	$25
Finance segment revenues increased $3 million and $4 million in the second quarter and first half of 2025, respectively, compared with the corresponding periods of 2024. Segment profit increased $1 million and decreased $7 million in the second quarter and first half of 2025, respectively, compared with the corresponding periods of 2024. Selling and administrative expense in the first half of 2024 included an $8 million recovery of amounts that were previously written off related to one customer relationship.

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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	June 28, 2025	December 28, 2024
Manufacturing group
Cash and equivalents	$1,352	$1,386
Debt	3,394	3,247
Shareholders’ equity	7,433	7,204
Capital (debt plus shareholders’ equity)	10,827	10,451
Net debt (net of cash and equivalents) to capital	22%	21%
Debt to capital	31%	31%
Finance group
Cash and equivalents	$82	$55
Debt	340	341
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
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2027 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At June 28, 2025 and December 28, 2024, there were no amounts borrowed against the facility and there were $9 million of outstanding letters of credit issued under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. On February 13, 2025, we issued $500 million of SEC-registered fixed-rate notes due in May 2035 with an annual interest rate of 5.50%. On March 3, 2025, we repaid our $350 million 3.875% Notes due in 2025.
Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Operating activities	$281	$353
Investing activities	(38)	(124)
Financing activities	(299)	(994)
In the first half of 2025, cash flows from operating activities decreased $72 million to $281 million, compared with $353 million in the first half of 2024, largely due to changes in working capital, partially offset by $52 million in lower net tax payments.
Cash flows used in investing activities included $134 million and $140 million of capital expenditures in the first half of 2025 and 2024, respectively, partially offset by $57 million and $26 million of net proceeds from corporate-owned life insurance policies, respectively. In the first half of 2025, cash flows from investing activities also included $16 million of net proceeds from the disposition of the Powersports business as discussed in Note 12 to the Consolidated Financial Statements.

Cash flows used in financing activities in the first half of 2025 included $429 million of cash paid to repurchase an aggregate of 5.8 million shares of our common stock and $353 million of payments on long-term debt, partially offset by $495 million of net proceeds from the issuance of long-term debt. In the first half of 2024, cash flows used in financing activities included $675 million of cash paid to repurchase an aggregate of 7.7 million shares of our common stock and $359 million of payments on long-term debt.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Operating activities	$9	$1
Investing activities	29	20
Financing activities	(11)	(15)
The Finance group’s cash flows from investing activities included finance receivable originations of $111 million and $58 million in the first half of 2025 and 2024, respectively, and collections on finance receivables totaling $81 million and $78 million, respectively. In the first half of 2025, investing cash flows also included $59 million of proceeds from the disposition of leveraged leases. In the first half of 2025 and 2024, financing activities included payments on long-term and nonrecourse debt of $11 million and $15 million, respectively.
Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Operating activities	$264	$361
Investing activities	17	(111)
Financing activities	(310)	(1,009)
In the first half of 2025, cash flows from operating activities decreased $97 million to $264 million, compared with $361 million in the first half of 2024, largely due to changes in working capital and a net cash outflow of $33 million from captive financing activities, partially offset by $57 million in lower net tax payments.
Cash flows from investing activities in the first half of 2025 included $59 million of proceeds from the disposition of leveraged leases, $57 million of net proceeds from corporate-owned life insurance policies and $16 million of net proceeds from the disposition of the Powersports business, offset by $134 million of capital expenditures. In the first half of 2024, cash flows used in investing activities included $140 million of capital expenditures, partially offset by $26 million of net proceeds from corporate-owned life insurance policies.
Cash flows used in financing activities in the first half of 2025 included $429 million of cash paid to repurchase shares of our outstanding common stock and $364 million of payments on long-term and non-recourse debt, partially offset by $495 million of net proceeds from the issuance of long-term debt. In the first half of 2024, cash flows used in financing activities included $675 million of cash paid to repurchase shares of our outstanding common stock and $374 million of payments on long-term and non-recourse debt.
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

Reclassification adjustments included in the Consolidated Statements of Cash Flows on page 6 are summarized below:

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Reclassification adjustments from investing activities to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(90)	$(40)
Cash received from customers	64	47
Total reclassification adjustments from investing activities to operating activities	$(26)	$7
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

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross favorable	$34	$29	$61	$72
Gross unfavorable	(26)	(11)	(36)	(41)
Net adjustments	$8	$18	$25	$31

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended June 28, 2025. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2024 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2025. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 28, 2025.
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks arising from uncertainty in global macroeconomic conditions may harm our business. Negative macroeconomic factors may have an adverse effect on our business, results of operations and financial condition, as well as on our distributors, customers, subcontractors and suppliers, and on activity in many of the industries and markets we serve. We cannot predict changes in worldwide or regional economic or political conditions and government policies as such factors are highly volatile and beyond our control. If current macroeconomic pressures, including from inflation and labor and supply chain challenges, continue or if global macroeconomic conditions deteriorate and remain at depressed levels for extended periods, our business, results of operations and financial condition could be materially adversely affected. In addition, changes in laws or policies governing the terms of foreign trade, including increased trade restrictions, tariffs or taxes on imports from countries where we manufacture or sell our products or from where we import products or raw materials (either directly or through our suppliers) could adversely impact our competitive position, business operations and financial results. In particular, recent changes to global tariff policies have created significant uncertainty with respect to trade policies, treaties and tariffs. These developments could adversely impact us, our distributors, customers, subcontractors or suppliers which could have a material adverse effect on our financial position, results of operations or cash flows. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impact of these tariffs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our second quarter of 2025 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
March 30, 2025 – May 3, 2025	750	$69.73	750	11,961
May 4, 2025 – May 31, 2025	1,075	73.83	1,075	10,886
June 1, 2025 – June 28, 2025	1,075	76.67	1,075	9,811
Total	2,900	$73.82	2,900
* These shares were purchased pursuant to a plan authorizing the repurchase of up to 35 million shares of Textron common stock that was approved on July 24, 2023 by our Board of Directors. This share repurchase plan has no expiration date.
Item 5. Other Information
(c) None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended June 28, 2025.

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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 24, 2025	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)