Form 10-Q
period 2025-09-27
TEXTRON INC
filed 2025-10-23
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 10, 2025, there were 176,224,064 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended September 27, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues
Manufacturing product revenues	$3,114	$2,955	$9,082	$8,229
Manufacturing service revenues	462	460	1,485	1,821
Finance revenues	26	12	57	39
Total revenues	3,602	3,427	10,624	10,089
Costs, expenses and other
Cost of products sold	2,597	2,462	7,504	6,668
Cost of services sold	351	347	1,123	1,445
Research and development costs	118	126	387	375
Selling and administrative expense	257	282	858	891
Interest expense, net	30	26	90	71
Special charges	—	(2)	4	25
Non-service components of pension and postretirement income, net	(67)	(66)	(200)	(198)
Total costs, expenses and other	3,286	3,175	9,766	9,277
Income from continuing operations before income taxes	316	252	858	812
Income tax expense	81	29	171	128
Income from continuing operations	235	223	687	684
Loss from discontinued operations	(1)	—	(1)	(1)
Net income	$234	$223	$686	$683
Basic earnings per share
Continuing operations	$1.32	$1.19	$3.81	$3.60
Diluted earnings per share
Continuing operations	$1.31	$1.18	$3.79	$3.56
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$234	$223	$686	$683
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	—	—	—	2
Foreign currency translation adjustments, net of reclassifications	(1)	59	130	12
Deferred gains (losses) on hedge contracts, net of reclassifications	(3)	2	1	(2)
Other comprehensive income (loss)	(4)	61	131	12
Comprehensive income	$230	$284	$817	$695
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	September 27, 2025	December 28, 2024
Assets
Manufacturing group
Cash and equivalents	$1,446	$1,386
Accounts receivable, net	1,057	949
Inventories	4,464	4,071
Other current assets	775	687
Total current assets	7,742	7,093
Property, plant and equipment, less accumulated depreciation and amortization of $5,721 and $5,471, respectively	2,475	2,529
Goodwill	2,321	2,288
Other assets	4,155	4,248
Total Manufacturing group assets	16,693	16,158
Finance group
Cash and equivalents	76	55
Finance receivables, net	596	603
Other assets	16	22
Total Finance group assets	688	680
Total assets	$17,381	$16,838
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$356	$357
Accounts payable	1,199	943
Other current liabilities	3,024	3,094
Total current liabilities	4,579	4,394
Other liabilities	1,884	1,945
Long-term debt	3,038	2,890
Total Manufacturing group liabilities	9,501	9,229
Finance group
Other liabilities	47	64
Debt	340	341
Total Finance group liabilities	387	405
Total liabilities	9,888	9,634
Shareholders’ equity
Common stock	23	23
Capital surplus	2,083	1,960
Treasury stock	(722)	(82)
Retained earnings	6,282	5,607
Accumulated other comprehensive loss	(173)	(304)
Total shareholders’ equity	7,493	7,204
Total liabilities and shareholders’ equity	$17,381	$16,838
Common shares outstanding (in thousands)	176,139	182,964
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 27, 2025 and September 28, 2024, respectively

	Consolidated
(In millions)	2025	2024
Cash flows from operating activities
Income from continuing operations	$687	$684
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	289	279
Deferred income taxes	124	(18)
Gain on business disposition	(4)	—
Other, net	101	88
Changes in assets and liabilities:
Accounts receivable, net	(126)	(21)
Inventories	(437)	(471)
Other assets	(5)	170
Accounts payable	262	77
Other liabilities	(46)	(77)
Income taxes, net	(39)	5
Pension, net	(174)	(169)
Captive finance receivables, net	(30)	4
Other operating activities, net	11	18
Net cash provided by operating activities of continuing operations	613	569
Net cash used in operating activities of discontinued operations	(1)	(1)
Net cash provided by operating activities	612	568
Cash flows from investing activities
Capital expenditures	(210)	(211)
Net proceeds from corporate-owned life insurance policies	77	27
Net proceeds from business disposition	16	—
Proceeds from sale of property, plant and equipment	9	3
Net cash used in business acquisitions	(1)	(13)
Finance receivables repaid	22	23
Finance receivables originated	(40)	(18)
Proceeds from the disposition of non-captive assets	66	—
Other investing activities, net	16	—
Net cash used in investing activities	(45)	(189)
Cash flows from financing activities
Net proceeds from long-term debt	495	—
Principal payments on long-term debt and nonrecourse debt	(367)	(375)
Purchases of Textron common stock	(635)	(890)
Proceeds from options exercised	25	84
Dividends paid	(11)	(8)
Other financing activities, net	(14)	(25)
Net cash used in financing activities	(507)	(1,214)
Effect of exchange rate changes on cash and equivalents	21	1
Net increase (decrease) in cash and equivalents	81	(834)
Cash and equivalents at beginning of period	1,441	2,181
Cash and equivalents at end of period	$1,522	$1,347
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 27, 2025 and September 28, 2024, respectively

	Manufacturing Group		Finance Group
(In millions)	2025	2024	2025	2024
Cash flows from operating activities
Income from continuing operations	$655	$660	$32	$24
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	289	279	—	—
Deferred income taxes	144	(17)	(20)	(1)
Gain on business disposition	(4)	—	—	—
Other, net	101	100	—	(12)
Changes in assets and liabilities:
Accounts receivable, net	(126)	(21)	—	—
Inventories	(437)	(471)	—	—
Other assets	(4)	170	(1)	—
Accounts payable	262	77	—	—
Other liabilities	(37)	(70)	(9)	(7)
Income taxes, net	(51)	5	12	—
Pension, net	(174)	(169)	—	—
Other operating activities, net	11	18	—	—
Net cash provided by operating activities of continuing operations	629	561	14	4
Net cash used in operating activities of discontinued operations	(1)	(1)	—	—
Net cash provided by operating activities	628	560	14	4
Cash flows from investing activities
Capital expenditures	(210)	(211)	—	—
Net proceeds from corporate-owned life insurance policies	77	27	—	—
Net proceeds from business disposition	16	—	—	—
Proceeds from sale of property, plant and equipment	9	3	—	—
Net cash used in business acquisitions	(1)	(13)	—	—
Finance receivables repaid	—	—	119	99
Finance receivables originated	—	—	(167)	(90)
Proceeds from the disposition of non-captive assets	—	—	66	—
Other investing activities, net	15	—	1	—
Net cash provided by (used in) investing activities	(94)	(194)	19	9
Cash flows from financing activities
Net proceeds from long-term debt	495	—	—	—
Principal payments on long-term debt and nonrecourse debt	(355)	(360)	(12)	(15)
Purchases of Textron common stock	(635)	(890)	—	—
Proceeds from options exercised	25	84	—	—
Dividends paid	(11)	(8)	—	—
Other financing activities, net	(14)	(25)	—	—
Net cash used in financing activities	(495)	(1,199)	(12)	(15)
Effect of exchange rate changes on cash and equivalents	21	1	—	—
Net increase (decrease) in cash and equivalents	60	(832)	21	(2)
Cash and equivalents at beginning of period	1,386	2,121	55	60
Cash and equivalents at end of period	$1,446	$1,289	$76	$58
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
In the third quarter of 2025 and 2024, our cumulative catch-up adjustments increased segment profit by $18 million and $10 million, respectively, and net income by $14 million and $7 million, respectively ($0.08 and $0.04 per diluted share, respectively). In the first nine months of 2025 and 2024, our cumulative catch-up adjustments increased segment profit by $43 million and $41 million, respectively, and net income by $33 million and $31 million, respectively ($0.18 and $0.16 per diluted share, respectively).

Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	September 27, 2025	December 28, 2024
Commercial	$764	$738
U.S. Government contracts	310	230
	1,074	968
Allowance for credit losses	(17)	(19)
Total accounts receivable, net	$1,057	$949
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	September 27, 2025	December 28, 2024
Finance receivables	$616	$622
Allowance for credit losses	(20)	(19)
Total finance receivables, net	$596	$603
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	September 27, 2025	December 28, 2024
Performing	$581	$612
Watchlist	33	—
Nonaccrual	2	10
Nonaccrual as a percentage of finance receivables	0.32%	1.61%
Current and less than 31 days past due	$608	$609
31-60 days past due	8	13
60+ days contractual delinquency as a percentage of finance receivables	—%	—%
At September 27, 2025, 54% of our performing finance receivables were originated since the beginning of 2023 and 24% were originated from 2020 to 2022 with the remainder prior to 2020. For finance receivables categorized as watchlist, 100% were originated from 2023 to 2024, and for nonaccrual, 100% were originated prior to 2020.

On a quarterly basis, we evaluate individual larger balance accounts for impairment. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Our impaired finance receivables were insignificant at September 27, 2025 and December 28, 2024.
Note 3. Inventories
Inventories are composed of the following:

(In millions)	September 27, 2025	December 28, 2024
Finished goods	$1,194	$1,138
Work in process	2,172	1,769
Raw materials and components	1,098	1,164
Total inventories	$4,464	$4,071
Note 4. Accounts Payable and Warranty Liability
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers for a maximum amount of $200 million that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. This financing arrangement expires in April 2027. At September 27, 2025 and December 28, 2024, the amount due under the supplier financing arrangement was $111 million and $50 million, respectively.
Warranty Liability
Changes in our current and non-current warranty liability are as follows:

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Beginning of period	$173	$172
Provision	56	57
Changes to estimates	33	(2)
Settlements	(69)	(55)
Other*	(12)	(2)
End of period	$181	$170
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
Operating lease cost totaled $18 million and $19 million in the third quarter of 2025 and 2024, respectively, and $54 million and $55 million in the first nine months of 2025 and 2024, respectively. Cash paid for operating leases approximated the lease cost and is classified in cash flows from operating activities. Noncash transactions related to operating leases totaled $77 million and $36 million in the first nine months of 2025 and 2024, respectively, reflecting new or modified leases and changes from the reassessment of lease options. In the first nine months of 2024, non-cash transactions also included the recognition of a $72 million asset and liability related to a new finance lease. Finance lease, variable and short-term lease costs were not significant.

Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	September 27, 2025	December 28, 2024
Operating leases:
Other assets	$400	$360
Other current liabilities	57	55
Other liabilities	355	316
Weighted-average remaining lease term (in years)	9.7	10.0
Weighted-average discount rate	4.97%	4.84%
Finance leases:
Property, plant and equipment, less accumulated amortization of $13 million and $9 million, respectively	$95	$95
Long-term debt, including current portion	100	97
Weighted-average remaining lease term (in years)	6.2	5.9
Weighted-average discount rate	6.63%	6.72%
At September 27, 2025, maturities of our operating lease liabilities on an undiscounted basis totaled $19 million for the remainder of 2025, $73 million for 2026, $63 million for 2027, $58 million for 2028, $54 million for 2029 and $261 million thereafter.
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At September 27, 2025 and December 28, 2024, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $542 million and $464 million, respectively. At September 27, 2025, the fair value amounts of our foreign currency exchange contracts were a $8 million asset and a $15 million liability. At December 28, 2024, the fair value amount of our foreign currency exchange contracts were a $5 million asset and a $19 million liability.

Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. The fair value of our interest rate swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2. The fair value of our outstanding interest rate swap agreements was a $2 million and an $8 million asset at September 27, 2025 and December 28, 2024, respectively.
At September 27, 2025 and December 28, 2024, our Finance group had interest rate swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $264 million that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.16% and 5.20%, respectively. At September 27, 2025, these agreements have maturities ranging from August 2026 to August 2030. At December 28, 2024, we also had an interest rate swap agreement with a notional amount of $25 million that effectively converted variable-rate interest on a term loan to a fixed rate of 4.13% that matured in June 2025.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	September 27, 2025		December 28, 2024
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,310)	$(3,249)	$(3,164)	$(2,989)
Finance group
Finance receivables, excluding leases	497	533	439	454
Debt	(340)	(314)	(341)	(311)
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

Note 8. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three months ended September 27, 2025
Beginning of period	$23	$2,041	$(514)	$6,052	$(169)	$7,433
Net income	—	—	—	234	—	234
Other comprehensive loss	—	—	—	—	(4)	(4)
Share-based compensation activity	—	42	—	—	—	42
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(208)	—	—	(208)
End of period	$23	$2,083	$(722)	$6,282	$(173)	$7,493
Three months ended September 28, 2024
Beginning of period	$25	$2,050	$(844)	$6,314	$(693)	$6,852
Net income	—	—	—	223	—	223
Other comprehensive income	—	—	—	—	61	61
Share-based compensation activity	—	36	—	—	—	36
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(217)	—	—	(217)
End of period	$25	$2,086	$(1,061)	$6,533	$(632)	$6,951
Nine months ended September 27, 2025
Beginning of period	$23	$1,960	$(82)	$5,607	$(304)	$7,204
Net income	—	—	—	686	—	686
Other comprehensive income	—	—	—	—	131	131
Share-based compensation activity	—	123	—	—	—	123
Dividends declared	—	—	—	(11)	—	(11)
Purchases of common stock, including excise tax*	—	—	(640)	—	—	(640)
End of period	$23	$2,083	$(722)	$6,282	$(173)	$7,493
Nine months ended September 28, 2024
Beginning of period	$24	$1,910	$(165)	$5,862	$(644)	$6,987
Net income	—	—	—	683	—	683
Other comprehensive income	—	—	—	—	12	12
Share-based compensation activity	1	176	—	—	—	177
Dividends declared	—	—	—	(12)	—	(12)
Purchases of common stock, including excise tax*	—	—	(896)	—	—	(896)
End of period	$25	$2,086	$(1,061)	$6,533	$(632)	$6,951
*Includes amounts accrued for excise tax imposed on common share repurchases that totaled $2 million and $5 million for the third quarter and first nine months of 2025, respectively, and $2 million and $6 million for the third quarter and first nine months of 2024, respectively.
Dividends per share of common stock were $0.02 for both the third quarter of 2025 and 2024 and $0.06 for both the first nine months of 2025 and 2024.

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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic weighted-average shares outstanding	177,677	186,958	180,005	189,834
Dilutive effect of stock options	1,473	1,986	1,298	2,052
Diluted weighted-average shares outstanding	179,150	188,944	181,303	191,886
In the third quarter and first nine months of 2025, stock options to purchase 2.0 million and 2.3 million shares of common stock, respectively, were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive. Stock options to purchase 1.0 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for both the third quarter and first nine months of 2024 as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive loss are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Loss
Balance at December 28, 2024	$(179)	$(120)	$(5)	$(304)
Other comprehensive income before reclassifications	—	132	(2)	130
Reclassified from Accumulated other comprehensive loss	—	(2)	3	1
Balance at September 27, 2025	$(179)	$10	$(4)	$(173)
Balance at December 30, 2023	$(598)	$(49)	$3	$(644)
Other comprehensive income before reclassifications	—	12	(3)	9
Reclassified from Accumulated other comprehensive loss	2	—	1	3
Balance at September 28, 2024	$(596)	$(37)	$1	$(632)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	September 27, 2025			September 28, 2024
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(2)	$—	$(2)	$(1)	$1	$—
Amortization of prior service cost*	2	—	2	1	(1)	—
Pension and postretirement benefits adjustments, net	—	—	—	—	—	—
Foreign currency translation adjustments	(1)	—	(1)	59	—	59
Deferred gains (losses) on hedge contracts:
Current deferrals	(7)	2	(5)	3	(2)	1
Reclassification adjustments	2	—	2	4	(3)	1
Deferred gains (losses) on hedge contracts, net	(5)	2	(3)	7	(5)	2
Total	$(6)	$2	$(4)	$66	$(5)	$61
Nine Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(6)	$1	$(5)	$(3)	$1	$(2)
Amortization of prior service cost*	6	(1)	5	5	(1)	4
Pension and postretirement benefits adjustments, net	—	—	—	2	—	2
Foreign currency translation adjustments:
Foreign currency translation adjustments	132	—	132	12	—	12
Business disposition	(2)	—	(2)	—	—	—
Foreign currency translation adjustments, net	130	—	130	12	—	12
Deferred gains (losses) on hedge contracts:
Current deferrals	(2)	—	(2)	(3)	—	(3)
Reclassification adjustments	4	(1)	3	2	(1)	1
Deferred gains (losses) on hedge contracts, net	2	(1)	1	(1)	(1)	(2)
Total	$132	$(1)	$131	$13	$(1)	$12
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
Our revenues and expenses by segment are provided below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended September 27, 2025
Revenues	$1,477	$1,026	$307	$761	$5	$26	$3,602
Costs and expenses:
Cost of sales	1,149	846	235	655	7	—	2,892
Research and development costs	52	33	10	15	8	—	118
Selling and administrative expense	97	55	10	60	5	4	231
Interest expense, net	—	—	—	—	—	4	4
Segment profit (loss)	$179	$92	$52	$31	$(15)	$18	$357
Three months ended September 28, 2024
Revenues	$1,339	$929	$301	$840	$6	$12	$3,427
Costs and expenses:
Cost of sales	1,050	747	226	723	5	—	2,751
Research and development costs	54	32	10	16	14	—	126
Selling and administrative expense	107	52	26	69	5	3	262
Interest expense, net	—	—	—	—	—	4	4
Segment profit (loss)	$128	$98	$39	$32	$(18)	$5	$284
Nine months ended September 27, 2025
Revenues	$4,206	$3,025	$924	$2,392	$20	$57	$10,624
Costs and expenses:
Cost of sales	3,249	2,490	698	2,031	20	—	8,488
Research and development costs	162	110	33	49	33	—	387
Selling and administrative expense	309	163	61	197	15	8	753
Interest expense, net	—	—	—	—	—	13	13
Segment profit (loss)	$486	$262	$132	$115	$(48)	$36	$983
Nine months ended September 28, 2024
Revenues	$4,002	$2,450	$930	$2,646	$22	$39	$10,089
Costs and expenses:
Cost of sales	3,060	1,961	694	2,256	20	—	7,991
Research and development costs	157	78	43	54	43	—	375
Selling and administrative expense	319	151	81	233	13	(5)	792
Interest expense, net	—	—	—	—	—	14	14
Segment profit (loss)	$466	$260	$112	$103	$(54)	$30	$917

A reconciliation of segment profit to income from continuing operations before income taxes is presented below:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Segment profit	$357	$284	$983	$917
Unallocated amounts:
Corporate expenses and other, net	(26)	(20)	(105)	(99)
Interest expense, net for Manufacturing group	(26)	(22)	(77)	(57)
LIFO inventory provision	(48)	(49)	(115)	(96)
Intangible asset amortization	(8)	(9)	(24)	(26)
Special charges	—	2	(4)	(25)
Non-service components of pension and postretirement income, net	67	66	200	198
Income from continuing operations before income taxes	$316	$252	$858	$812
Other information by segment is provided below:

	Capital Expenditures				Depreciation and Amortization
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Textron Aviation	$30	$30	$92	$91	$41	$47	$118	$120
Bell	26	18	59	55	23	22	73	61
Textron Systems	7	7	20	22	12	12	36	35
Industrial	12	15	37	40	17	17	51	52
Textron eAviation	—	1	1	3	2	2	6	6
Corporate	1	—	1	—	2	1	5	5
Total	$76	$71	$210	$211	$97	$101	$289	$279
Our assets by segment are summarized below:

(In millions)	September 27, 2025	December 28, 2024
Textron Aviation	$4,973	$4,624
Bell	3,216	2,992
Textron Systems	2,088	2,036
Industrial	2,383	2,378
Textron eAviation	316	286
Finance	688	680
Corporate	3,717	3,842
Total assets	$17,381	$16,838

Note 10. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Aircraft	$985	$869	$2,724	$2,576
Aftermarket parts and services	492	470	1,482	1,426
Textron Aviation	$1,477	$1,339	$4,206	$4,002
Military aircraft and support programs	681	553	1,963	1,532
Commercial helicopters, parts and services	345	376	1,062	918
Bell	$1,026	$929	$3,025	$2,450
Textron Systems	$307	$301	$924	$930
Fuel systems and functional components	470	452	1,403	1,432
Specialized vehicles	291	388	989	1,214
Industrial	$761	$840	$2,392	$2,646
Textron eAviation	$5	$6	$20	$22
Finance	$26	$12	$57	$39
Total revenues	$3,602	$3,427	$10,624	$10,089

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
Three months ended September 27, 2025
Customer type:
Commercial	$1,375	$338	$77	$756	$5	$26	$2,577
U.S. Government	102	688	230	5	—	—	1,025
Total revenues	$1,477	$1,026	$307	$761	$5	$26	$3,602
Geographic location:
United States	$1,037	$822	$283	$387	$3	$8	$2,540
Europe	115	16	9	149	1	—	290
Other international	325	188	15	225	1	18	772
Total revenues	$1,477	$1,026	$307	$761	$5	$26	$3,602
Three months ended September 28, 2024
Customer type:
Commercial	$1,259	$356	$67	$834	$6	$12	$2,534
U.S. Government	80	573	234	6	—	—	893
Total revenues	$1,339	$929	$301	$840	$6	$12	$3,427
Geographic location:
United States	$1,002	$693	$273	$452	$5	$5	$2,430
Europe	99	23	10	144	1	—	277
Other international	238	213	18	244	—	7	720
Total revenues	$1,339	$929	$301	$840	$6	$12	$3,427
Nine months ended September 27, 2025
Customer type:
Commercial	$3,949	$1,060	$223	$2,370	$20	$57	$7,679
U.S. Government	257	1,965	701	22	—	—	2,945
Total revenues	$4,206	$3,025	$924	$2,392	$20	$57	$10,624
Geographic location:
United States	$3,028	$2,324	$845	$1,249	$10	$17	$7,473
Europe	354	84	31	479	6	1	955
Other international	824	617	48	664	4	39	2,196
Total revenues	$4,206	$3,025	$924	$2,392	$20	$57	$10,624
Nine months ended September 28, 2024
Customer type:
Commercial	$3,757	$883	$218	$2,626	$22	$39	$7,545
U.S. Government	245	1,567	712	20	—	—	2,544
Total revenues	$4,002	$2,450	$930	$2,646	$22	$39	$10,089
Geographic location:
United States	$3,099	$1,891	$830	$1,409	$14	$13	$7,256
Europe	252	60	35	525	6	5	883
Other international	651	499	65	712	2	21	1,950
Total revenues	$4,002	$2,450	$930	$2,646	$22	$39	$10,089
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At September 27, 2025, we had $19.1 billion in remaining performance obligations of which we expect to recognize revenues of approximately 61% through 2026, an additional 34% through 2028, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At September 27, 2025 and December 28, 2024, contract assets totaled $376 million and $345 million, respectively, and contract liabilities totaled $2.0 billion and $1.9 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $968 million and $912 million in the first nine months of 2025 and 2024, respectively, that were included in the contract liability balance at the beginning of each year.

Note 11. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Pension Benefits
Service cost	$16	$18	$47	$52
Interest cost	94	91	282	272
Expected return on plan assets	(162)	(159)	(486)	(477)
Amortization of net actuarial loss	—	1	—	3
Amortization of prior service cost	2	1	7	6
Net periodic benefit income*	$(50)	$(48)	$(150)	$(144)
Postretirement Benefits Other Than Pensions
Service cost	$—	$—	$1	$1
Interest cost	1	2	4	5
Amortization of net actuarial gain	(2)	(2)	(6)	(6)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit income	$(1)	$—	$(2)	$(1)
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $2 million and $7 million for the third quarter and first nine months of 2025, respectively, and $2 million and $8 million for the third quarter and first nine months of 2024, respectively.
Note 12. Special Charges
In connection with the termination of certain U.S. Government development programs, we initiated restructuring actions in the second quarter of 2025 to reduce operating expenses through headcount reductions and other actions at the Textron Systems segment. As a result, we recorded special charges of $8 million in the second quarter of 2025, which included severance costs of $5 million and contract termination costs of $3 million. Headcount reductions totaled approximately 85 positions, representing less than 1% of our global workforce. The restructuring actions were substantially completed in the third quarter of 2025.
In the second quarter of 2025, we completed the previously announced strategic review of the Powersports product line and on April 23, 2025, we closed on the sale of the Powersports business, including the Arctic Cat brand and its operations. Net cash proceeds from the sale were $16 million and we recorded a pre-tax gain of $4 million, which is included in special charges.
In the third quarter and first nine months of 2024, special charges included a reversal of $2 million and charges of $25 million, respectively, related to a 2023 restructuring plan.
Our restructuring reserve activity, which includes the restructuring actions discussed above and the 2023 plan, is summarized below:

(In millions)	Severance Costs	Contract Terminations and Other	Total
Balance at December 28, 2024	$37	$34	$71
Provision	5	3	8
Cash paid	(18)	(17)	(35)
Business disposition	(7)	(15)	(22)
Foreign currency translation	3	—	3
Balance at September 27, 2025	$20	$5	$25
The majority of the remaining cash outlays of $25 million are expected to be paid in the fourth quarter of 2025.

Note 13. Income Taxes
Our effective tax rate was 25.6% and 11.5% for the third quarter of 2025 and 2024, respectively, and 19.9% and 15.8% for the first nine months of 2025 and 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted and changed certain sections of U.S. income tax law. Among other things, the Act makes permanent: 1) the option to deduct domestic research and development expenditures immediately in the year incurred, 2) the deduction of the full cost of eligible assets in the year placed in service, and 3) the EBITDA-based business interest expense limitation as well as modifications to the international tax framework.
In the third quarter of 2025, our effective tax rate was higher than the U.S. federal statutory rate of 21%, largely reflecting the impact of certain provisions of the Act, primarily those that affected tax deductions for foreign-derived intangible income and research and development credits. In the first nine months of 2025, our effective tax rate was lower than the U.S. federal statutory rate, primarily due to the favorable impact of research and development credits.
In the third quarter of 2024, the effective tax rate was lower than the U.S. federal statutory rate, largely due to the favorable impact of research and development credits and foreign tax credits. Our effective tax rate for the first nine months of 2024 was lower than the U.S. federal statutory rate largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
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
Changes to the United States trade policy have resulted in new or higher tariffs on goods imported from numerous countries, and some countries have imposed retaliatory tariffs on imports from the United States. We are principally a North American manufacturer and 71% of our 2024 revenues were generated in the U.S. Our aircraft products, subassemblies, parts and components manufactured in Canada and Mexico are largely qualified under the rules of the United States-Mexico-Canada Agreement (USMCA) for preferential treatment on tariffs imposed by the U.S. on Canada and Mexico imports. In addition, our operations outside of North America primarily source materials and components from outside of North America and manufacture products for non-U.S. customers. Many of our businesses also source materials and components from outside of North America. These businesses have been and will continue to be impacted by these imposed U.S. tariffs. In order to mitigate these impacts our businesses have been managing, and will continue to manage, pricing and supply chain optimization strategies. In addition, our aircraft businesses have begun the tariff reconciliation and refund process with the U.S. Government to recover tariff costs that were previously paid related to materials and components that were subsequently determined to be USMCA compliant. To date, we have not experienced a material adverse impact from these tariffs. We will continue to evaluate the ongoing impact of these tariffs and any further developments or changes in global tariff policies on our business and financial position.
Appropriations for FY 2026 were not enacted by September 30, 2025, and on October 1, 2025, the U.S. Government entered a shutdown, which is ongoing. Consistent with federal guidelines, we are continuing to perform work on existing contracts funded with appropriations from prior fiscal years. If a prolonged government shutdown occurs, it could result in program disruptions, limit the U.S. Government’s ability to progress programs and make timely payments, and impact new program starts. A prolonged shutdown could have significant consequences for our company, our employees, our suppliers and our industry and could result in delayed cash collections and/or have a material adverse effect on our financial position, results of operations and/or cash flows.
Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
Revenues	$3,602	$3,427	5%	$10,624	$10,089	5%
Cost of sales	2,948	2,809	5%	8,627	8,113	6%
Gross margin as a % of Manufacturing revenues	17.6%	17.7%		18.4%	19.3%
Research and development costs	$118	$126	(6)%	$387	$375	3%
Selling and administrative expense	257	282	(9)%	858	891	(4)%
Interest expense, net	30	26	15%	90	71	27%
Special charges	—	(2)	(100)%	4	25	(84)%
Non-service components of pension and postretirement income, net	67	66	2%	200	198	1%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 24 to 28.
Revenues
Revenues increased $175 million, 5%, in the third quarter of 2025, compared with the third quarter of 2024. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $138 million, reflecting higher aircraft revenues of $116 million and higher aftermarket parts and services revenues of $22 million.
•Higher Bell revenues of $97 million due to higher military aircraft and support programs revenues of $128 million, primarily for the Future Long Range Assault Aircraft (FLRAA) program, now designated as MV-75 by the U.S. Army, partially offset by lower commercial revenues of $31 million.
•Lower Industrial revenues of $79 million, due to lower revenues of $97 million at Textron Specialized Vehicles, largely reflecting the impact from the disposition of the Powersports business in April 2025 as discussed in Note 12 to the Consolidated Financial Statements, partially offset by higher revenues of $18 million at Kautex.
•Higher Textron Systems revenues of $6 million, largely due to higher volume.

Revenues increased $535 million, 5%, in the first nine months of 2025, compared with the first nine months of 2024. The revenue increase primarily included the following factors:
•Higher Bell revenues of $575 million, due to higher military aircraft and support programs revenues of $431 million, primarily for the MV-75 program and for military sustainment programs, as well as higher commercial revenues of $144 million.
•Higher Textron Aviation revenues of $204 million, reflecting higher aircraft revenues of $148 million and higher aftermarket parts and services revenues of $56 million.
•Lower Industrial revenues of $254 million, with $225 million at Textron Specialized Vehicles, largely reflecting the impact from the disposition and lower volume and mix, primarily in golf products. Kautex revenues decreased $29 million, largely due to lower volume.
•Lower Textron Systems revenues of $6 million, largely due to lower volume.

Manufacturing group revenues increased $161 million and $517 million in the third quarter and first nine months of 2025, respectively, compared with the corresponding periods of 2024, largely reflecting an increase of $159 million and $853 million, respectively, in product revenues. The increase in product revenues in the first nine months of 2025 was partially offset by a decrease of $336 million in service revenues, largely related to the classification of revenues for the MV-75 program, which was service-related prior to the transition of the program to the Engineering and Manufacturing Development phase in the third quarter of 2024 when it became product-related.
Cost of Sales
Cost of sales includes cost of products and services sold for the Manufacturing group. Cost of sales increased $139 million, 5%, in the third quarter of 2025, compared with the third quarter of 2024, largely due to higher net volume and mix of $143 million and a $61 million impact from inflation, partially offset by the impact from the disposition of the Powersports business.

Cost of sales increased $514 million, 6%, in the first nine months of 2025, compared with the first nine months of 2024, largely due to higher net volume and mix of $401 million and a $193 million impact from inflation and higher LIFO inventory provision, partially offset by the impact from the disposition. Gross margin as a percentage of Manufacturing revenues decreased 90 basis points in the first nine months of 2025, primarily due to lower margin at the Bell segment.
Research and Development Costs
Research and development costs decreased $8 million, 6%, in the third quarter of 2025, and increased $12 million, 3%, in the first nine months of 2025, compared with the corresponding periods of 2024. The higher research and development costs in the first nine months of 2025 included an increase of $32 million at Bell, reflecting lower costs in 2024 due to the wind down of the Future Attack Reconnaissance Aircraft program, partially offset by a decrease of $10 million at each of the Textron Systems and Textron eAviation segments.
Selling and Administrative Expense
Selling and administrative expense decreased $25 million, 9%, and $33 million, 4%, in the third quarter and first nine months of 2025, compared with the corresponding periods of 2024, primarily due to a $16 million gain resulting from the early termination of a vendor contract in the third quarter of 2025 at the Textron Systems segment. The decrease in expense in the first nine months of 2025 also included lower share-based compensation expense, partially offset by a 2024 recovery of amounts that were previously written off related to one customer relationship in the Finance segment.
Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group. In the third quarter and first nine months of 2025, interest expense, net increased $4 million, 15%, and $19 million, 27%, respectively, compared with the corresponding periods of 2024. The increase in expense in the first nine months of 2025 primarily reflected lower interest income. Gross interest expense totaled $39 million and $36 million in the third quarter of 2025 and 2024, respectively, and $116 million and $110 million in the first nine months of 2025 and 2024, respectively.
Special Charges
Special charges largely include restructuring activities as discussed in Note 12 to the Consolidated Financial Statements on page 20.

Income Taxes
Our effective tax rate was 25.6% and 11.5% in the third quarter of 2025 and 2024, respectively, and 19.9% and 15.8% for the first nine months of 2025 and 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted and changed certain sections of U.S. income tax law. Among other things, the Act makes permanent: 1) the option to deduct domestic research and development expenditures immediately in the year incurred, 2) the deduction of the full cost of eligible assets in the year placed in service, and 3) the EBITDA-based business interest expense limitation as well as modifications to the international tax framework.
In the third quarter of 2025, our effective tax rate was higher than the U.S. federal statutory rate of 21%, largely reflecting the impact of certain provisions of the Act, primarily those that affected tax deductions for foreign-derived intangible income and research and development credits. In the first nine months of 2025, our effective tax rate was lower than the U.S. federal statutory rate, primarily due to the favorable impact of research and development credits.
In the third quarter of 2024, the effective tax rate was lower than the U.S. federal statutory rate, largely due to the favorable impact of research and development credits and foreign tax credits. Our effective tax rate for the first nine months of 2024 was lower than the U.S. federal statutory rate largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
Backlog
Our backlog is summarized below:

(In millions)	September 27, 2025	December 28, 2024
Textron Aviation	$7,739	$7,845
Bell	8,231	7,469
Textron Systems	3,172	2,594
Total backlog	$19,142	$17,908
Bell's backlog increased $762 million, 10%, due to orders in excess of revenues recognized and deliveries. New orders included a $1.3 billion award for the prototype testing and evaluation phase of the MV-75 program.
Backlog at Textron Systems' increased $578 million, 22%, reflecting orders in excess of revenues recognized and deliveries, which included new contract awards for several programs.
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
Textron Aviation

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
Revenues:
Aircraft	$985	$869	13%	$2,724	$2,576	6%
Aftermarket parts and services	492	470	5%	1,482	1,426	4%
Total revenues	1,477	1,339	10%	4,206	4,002	5%
Cost of sales	1,149	1,050	9%	3,249	3,060	6%
Research and development costs	52	54	(4)%	162	157	3%
Selling and administrative expense	97	107	(9)%	309	319	(3)%
Segment profit	$179	$128	40%	$486	$466	4%
Profit margin	12.1%	9.6%		11.6%	11.6%
Textron Aviation’s revenues increased $138 million, 10%, in the third quarter of 2025, compared with the third quarter of 2024, reflecting higher aircraft revenues of $116 million and higher aftermarket parts and services revenues of $22 million. The increase in aircraft revenues was largely due to higher volume and mix, which included higher commercial turboprop and Citation jet volume, partially offset by lower defense volume. The higher volume and mix also reflects the impact of the strike in the third quarter of 2024. We delivered 42 Citation jets and 39 commercial turboprops in the third quarter of 2025, compared with 41 Citation jets and 25 commercial turboprops in the third quarter of 2024.
Textron Aviation’s revenues increased $204 million, 5%, in the first nine months of 2025, compared with the first nine months of 2024, reflecting higher aircraft revenues of $148 million and higher aftermarket parts and services revenues of $56 million. The increase in aircraft revenues was primarily due to higher pricing and higher volume and mix. The increase in volume and mix largely reflects higher piston engine aircraft and commercial turboprop volume, partially offset by the mix of Citation jets sold. The higher volume and mix also reflects the impact of the strike in the third quarter of 2024. We delivered 122 Citation jets and 103 commercial turboprops in the first nine months of 2025, compared with 119 Citation jets and 89 commercial turboprops in the first nine months of 2024.
Textron Aviation’s cost of sales increased $99 million, 9%, in the third quarter of 2025, compared with the third quarter of 2024, largely reflecting higher aircraft volume and inflation of $38 million. Cost of sales increased $189 million, 6%, in the first nine months of 2025, compared with the first nine months of 2024, largely reflecting inflation of $116 million, higher aircraft volume and higher warranty costs.
Textron Aviation's segment profit increased $51 million, 40%, in the third quarter of 2025, compared with the third quarter of 2024, primarily due to higher volume and mix described above.
Textron Aviation's segment profit increased $20 million, 4%, in the first nine months of 2025, compared with the first nine months of 2024, primarily due to higher pricing, net of inflation, lower selling and administrative costs and higher aircraft volume and mix, partially offset by higher warranty costs.

Bell

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
Revenues:
Military aircraft and support programs	$681	$553	23%	$1,963	$1,532	28%
Commercial helicopters, parts and services	345	376	(8)%	1,062	918	16%
Total revenues	1,026	929	10%	3,025	2,450	23%
Cost of sales	846	747	13%	2,490	1,961	27%
Research and development costs	33	32	3%	110	78	41%
Selling and administrative expense	55	52	6%	163	151	8%
Segment profit	$92	$98	(6)%	$262	$260	1%
Profit margin	9.0%	10.5%		8.7%	10.6%
Bell’s military aircraft and support programs revenues increased $128 million, 23%, in the third quarter of 2025, compared with the third quarter of 2024, largely due to higher volume on the FLRAA program, now designated as MV-75 by the U.S. Army. Commercial helicopters, parts and services revenues decreased $31 million, 8%, in the third quarter of 2025, compared with the third quarter of 2024, as we delivered 30 commercial helicopters in the third quarter of 2025, compared with 44 commercial helicopters in the third quarter of 2024.
Bell’s military aircraft and support programs revenues increased $431 million, 28%, in the first nine months of 2025, compared with the first nine months of 2024, largely due to higher volume on the MV-75 program and on military sustainment programs. Commercial helicopters, parts and services revenues increased $144 million, 16%, in the first nine months of 2025, compared with the first nine months of 2024, primarily due to the mix of aircraft sold. We delivered 91 commercial helicopters in the first nine months of 2025, compared with 94 commercial helicopters in the first nine months of 2024.
Bell’s cost of sales increased $99 million, 13%, and $529 million, 27%, in the third quarter and first nine months of 2025, respectively, compared with the corresponding periods of 2024, primarily due to higher net volume and mix described above.
Bell's research and development costs increased $1 million and $32 million, 41%, in the third quarter and first nine months of 2025, respectively, compared with the corresponding periods of 2024. The increase in costs in the first nine months of 2025 largely reflected lower costs in 2024 due to the wind down of the Future Attack Reconnaissance Aircraft program.
Bell’s segment profit decreased $6 million, 6%, in the third quarter of 2025, compared with the third quarter of 2024, and its profit margin decreased 150 basis points, primarily reflecting higher volume on lower margin MV-75 development activities.
Bell's segment profit increased $2 million, 1%, in the first nine months of 2025, compared with the first nine months of 2024, primarily due to higher net volume and mix, partially offset by higher research and development costs and manufacturing inefficiencies. Bell's profit margin decreased 190 basis points, largely reflecting higher research and development costs and higher volume on lower margin MV-75 development activities.
Textron Systems

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
Revenues	$307	$301	2%	$924	$930	(1)%
Cost of sales	235	226	4%	698	694	1%
Research and development costs	10	10	—%	33	43	(23)%
Selling and administrative expense	10	26	(62)%	61	81	(25)%
Segment profit	$52	$39	33%	$132	$112	18%
Profit margin	16.9%	13.0%		14.3%	12.0%
Textron Systems’ revenues increased $6 million, 2%, in the third quarter of 2025, compared with the third quarter of 2024, largely due to higher volume. The increase in volume included higher volume on the Ship-to-Shore Connector program, partially offset by the impact of the termination of certain U.S. Government development programs.
Textron Systems’ revenues decreased $6 million, 1%, in the first nine months of 2025, compared with the first nine months of 2024, largely due to lower volume. The decrease in volume included the impact of the cancellation of the Shadow program and termination of certain U.S. Government development programs, offset by higher volume on the Ship-to-Shore Connector program.

Textron Systems’ research and development costs was unchanged in the third quarter of 2025, and decreased $10 million, 23%, in the first nine months of 2025, compared with the corresponding periods of 2024. The decrease in costs in the first nine months of 2025 was primarily due to a reduction in costs on certain U.S. Government development programs.
Textron Systems’ selling and administrative expense decreased $16 million, 62%, and $20 million, 25%, in the third quarter and first nine months of 2025, respectively, compared with the corresponding periods of 2024. The decrease in expense in both periods included a $16 million gain resulting from the early termination of a vendor contract in the third quarter of 2025.
Textron Systems’ segment profit increased $13 million, 33%, and $20 million, 18%, in the third quarter and first nine months of 2025, compared with the corresponding periods of 2024, largely due to lower selling and administrative expense as discussed above.
Industrial

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
Revenues:
Kautex	$470	$452	4%	$1,403	$1,432	(2)%
Textron Specialized Vehicles	291	388	(25)%	989	1,214	(19)%
Total revenues	761	840	(9)%	2,392	2,646	(10)%
Cost of sales	655	723	(9)%	2,031	2,256	(10)%
Research and development costs	15	16	(6)%	49	54	(9)%
Selling and administrative expense	60	69	(13)%	197	233	(15)%
Segment profit	$31	$32	(3)%	$115	$103	12%
Profit margin	4.1%	3.8%		4.8%	3.9%
Industrial segment revenues decreased $79 million, 9%, in the third quarter of 2025, compared with the third quarter of 2024. Revenues decreased $97 million, 25%, at Textron Specialized Vehicles, largely reflecting an $88 million impact from the disposition of the Powersports business in April 2025, as discussed in Note 12 to the Consolidated Financial Statements. Kautex revenues increased $18 million, 4%, primarily due to higher volume.
Industrial segment revenues decreased $254 million, 10%, in the first nine months of 2025, compared with the first nine months of 2024. Textron Specialized Vehicles' revenues decreased $225 million, 19%, largely reflecting a $123 million impact from the disposition and lower volume and mix, primarily in golf products. Kautex revenues decreased $29 million, 2%, largely due to lower volume.
Industrial's cost of sales decreased $68 million, 9%, and $225 million, 10%, in the third quarter and first nine months of 2025, respectively, compared with the corresponding periods of 2024, principally reflecting the impact from the disposition. The decrease in cost of sales in the first nine months of 2025 also included the impact from lower volume.
Industrial's selling and administrative expense decreased $9 million, 13%, and $36 million, 15%, in the third quarter and first nine months of 2025, respectively, compared with the corresponding periods of 2024, primarily reflecting the impact from the disposition. The decrease in expense in the first nine months of 2025 also reflected lower compensation costs, which included the impact of headcount reductions from restructuring activities.
Industrial's segment profit decreased $1 million, 3%, in the third quarter of 2025, and increased $12 million, 12%, in the first nine months of 2025, compared with the corresponding periods of 2024. The increase in segment profit for the first nine months of 2025 primarily reflected the impact from the disposition and cost reductions resulting from restructuring activities, partially offset by lower volume and mix described above and inflation, net of pricing.

Textron eAviation

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
Revenues	$5	$6	(17)%	$20	$22	(9)%
Cost of sales	7	5	40%	20	20	—%
Research and development costs	8	14	(43)%	33	43	(23)%
Selling and administrative expense	5	5	—%	15	13	15%
Segment loss	$(15)	$(18)	(17)%	$(48)	$(54)	(11)%
Textron eAviation segment revenues decreased $1 million and $2 million in the third quarter and first nine months of 2025, respectively, compared with the corresponding periods of 2024, and segment loss decreased $3 million and $6 million, respectively. Research and development costs decreased $6 million and $10 million in the third quarter and first nine months of 2025, respectively, compared with the corresponding periods of 2024, due to a reduction in costs on certain development projects.
Finance

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	$26	$12	$57	$39
Selling and administrative expense	4	3	8	(5)
Interest expense, net	4	4	13	14
Segment profit	$18	$5	$36	$30
Finance segment revenues increased $14 million and $18 million and segment profit increased $13 million and $6 million in the third quarter and first nine months of 2025, respectively, compared with the corresponding periods of 2024. The increase in revenues and segment profit for both periods included $11 million of gains on the disposition of non-captive assets in the third quarter of 2025. Selling and administrative expense in the first nine months of 2024 included an $8 million recovery of amounts that were previously written off related to one customer relationship.
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	September 27, 2025	December 28, 2024
Manufacturing group
Cash and equivalents	$1,446	$1,386
Debt	3,394	3,247
Shareholders’ equity	7,493	7,204
Capital (debt plus shareholders’ equity)	10,887	10,451
Net debt (net of cash and equivalents) to capital	21%	21%
Debt to capital	31%	31%
Finance group
Cash and equivalents	$76	$55
Debt	340	341
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
Credit Facilities and Other Sources of Capital
On October 16, 2025, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2030 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. The new facility replaces the existing 5-year facility which was scheduled to expire in October 2027. There were no amounts borrowed against either facility and at September 27, 2025 and December 28, 2024, there was a $9 million letter of credit issued and outstanding under the prior facility that remains outstanding under the new facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. On February 13, 2025, we issued $500 million of SEC-registered fixed-rate notes due in May 2035 with an annual interest rate of 5.50%. On March 3, 2025, we repaid our $350 million 3.875% Notes due in 2025.
Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Operating activities	$629	$561
Investing activities	(94)	(194)
Financing activities	(495)	(1,199)
In the first nine months of 2025, cash flows from operating activities increased $68 million to $629 million, compared with $561 million in the first nine months of 2024, primarily due to $60 million in lower net tax payments.
Cash flows used in investing activities included $210 million and $211 million of capital expenditures in the first nine months of 2025 and 2024, respectively, partially offset by $77 million and $27 million of net proceeds from corporate-owned life insurance policies, respectively. In the first nine months of 2025, cash flows used in investing activities also included $16 million of net proceeds from the disposition of the Powersports business as discussed in Note 12 to the Consolidated Financial Statements.
Cash flows used in financing activities in the first nine months of 2025 included $635 million of cash paid to repurchase an aggregate of 8.4 million shares of our common stock and $355 million of payments on long-term debt, partially offset by $495 million of net proceeds from the issuance of long-term debt. In the first nine months of 2024, cash flows used in financing activities included $890 million of cash paid to repurchase an aggregate of 10.1 million shares of our common stock and $360 million of payments on long-term debt.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Operating activities	$14	$4
Investing activities	19	9
Financing activities	(12)	(15)
The Finance group’s cash flows from investing activities included finance receivable originations of $167 million and $90 million in the first nine months of 2025 and 2024, respectively, and collections on finance receivables totaling $119 million and $99 million, respectively. In the first nine months of 2025, investing cash flows also included $66 million of proceeds from the disposition of non-captive assets. In the first nine months of 2025 and 2024, financing activities included payments on long-term and nonrecourse debt of $12 million and $15 million, respectively.

Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Operating activities	$613	$569
Investing activities	(45)	(189)
Financing activities	(507)	(1,214)
In the first nine months of 2025, cash flows from operating activities increased $44 million to $613 million, compared with $569 million in the first nine months of 2024, primarily due to $55 million in lower net tax payments, partially offset by a net cash outflow of $34 million from captive financing activities.
Cash flows used in investing activities included $210 million and $211 million of capital expenditures in the first nine months of 2025 and 2024, respectively, partially offset by $77 million and $27 million of net proceeds from corporate-owned life insurance policies, respectively. In the first nine months of 2025, cash flows used in investing activities also included $66 million of proceeds from the disposition of non-captive assets and $16 million of net proceeds from the disposition of the Powersports business.
Cash flows used in financing activities in the first nine months of 2025 included $635 million of cash paid to repurchase shares of our outstanding common stock and $367 million of payments on long-term and non-recourse debt, partially offset by $495 million of net proceeds from the issuance of long-term debt. In the first nine months of 2024, cash flows used in financing activities included $890 million of cash paid to repurchase shares of our outstanding common stock and $375 million of payments on long-term and non-recourse debt.
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
Reclassification adjustments included in the Consolidated Statements of Cash Flows on page 6 are summarized below:

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Reclassification adjustments from investing activities to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(127)	$(72)
Cash received from customers	97	76
Total reclassification adjustments from investing activities to operating activities	$(30)	$4

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

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gross favorable	$28	$23	$89	$95
Gross unfavorable	(10)	(13)	(46)	(54)
Net adjustments	$18	$10	$43	$41

Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2024 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:
•Interruptions in the U.S. Government’s ability to fund its activities, pay its obligations, and/or conduct government functions necessary for the certification of aircraft and aircraft parts and other activities of our businesses;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended September 27, 2025. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2024 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2025. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 27, 2025.
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Our business, financial condition and results of operations are subject to various risks. Investors should review and consider the risk factors previously disclosed in the 2024 Annual Report on Form 10-K for the year ended December 28, 2024, along with the risk factor included in Part II. Item 1A. Risk Factors in Textron’s Quarterly Reports on Form 10-Q for the quarters ended March 29, 2025 and June 28, 2025, which are incorporated herein by reference. We may disclose changes to these risk factors or additional risk factors in our future filings with the SEC as the business environment and conditions change. Additional risks and uncertainties not presently known to us or that we currently believe are not material also may adversely impact our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our third quarter of 2025 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
June 29, 2025 – August 2, 2025	600	$78.59	600	9,211
August 3, 2025 – August 30, 2025	1,240	78.95	1,240	7,971
August 31, 2025 – September 27, 2025	740	81.78	740	7,231
Total	2,580	$79.68	2,580
* These shares were purchased pursuant to a plan authorizing the repurchase of up to 35 million shares of Textron common stock that was approved on July 24, 2023 by our Board of Directors. This share repurchase plan has no expiration date.
Item 5. Other Information
(c) None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended September 27, 2025.

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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 23, 2025	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)