Form 10-K
period 2026-01-03
TEXTRON INC
filed 2026-02-11
CIK 217346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes   ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s Common Stock held by non-affiliates at June 28, 2025 was approximately $14.3 billion based on the New York Stock Exchange closing price for such shares on that date. The registrant has no non-voting common equity.
At February 7, 2026, 174,162,437 shares of Common Stock were outstanding.

Documents Incorporated by Reference
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 29, 2026.

Textron Inc.
Index to Annual Report on Form 10-K
For the Fiscal Year Ended January 3, 2026

PART I
Item 1. Business
Textron Inc. is a multi-industry company that leverages its global network of aircraft, defense, industrial and finance businesses to provide customers with innovative products and services around the world. References to “Textron,” the “Company,” “we,” “our” and “us” in this Annual Report on Form 10-K, unless otherwise indicated, refer to Textron Inc. and its consolidated subsidiaries.
Through 2025, we conducted our business through six operating segments: Textron Aviation, Bell, Textron Systems, Industrial and Textron eAviation, which represent our manufacturing businesses, and Finance, which represents our captive finance business. Our segments include numerous separately incorporated subsidiaries. Effective January 4, 2026, the beginning of our 2026 fiscal year, the business activities of the Textron eAviation segment were realigned within Textron's other operating segments resulting in the elimination of the Textron eAviation segment as a separate reporting segment. For additional information regarding this segment change, see the Textron eAviation Segment section below. We will begin to report under the new segment reporting structure with the filing of our Quarterly Report on Form 10-Q for the first quarter of 2026.
Total revenues for 2025 were $14.8 billion and are presented below by segment and customer type.
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
Textron Aviation's business jets include the Cessna Citation M2 Gen2, Citation CJ3 Gen2, Citation CJ4 Gen2, Citation Ascend, Citation Latitude and the Citation Longitude. In 2024, Textron Aviation announced its next generation of light jets, the Citation M2 Gen3, CJ3 Gen3 and CJ4 Gen3, which will include the revolutionary Garmin Emergency Autoland technology. Currently under development, the M2 Gen3, CJ3 Gen3 and CJ4 Gen3 are expected to enter into service in 2027.
Textron Aviation’s turboprop aircraft include the Beechcraft King Air 260, King Air 360ER and King Air 360, and the Cessna Caravan, Grand Caravan EX and SkyCourier. The Beechcraft Denali, a high-performance single engine turboprop aircraft under development, continues toward Federal Aviation Administration (FAA) certification. The engine that powers the Denali was certified by the FAA in February 2025 and is expected to be up to 20% more efficient than similarly sized engines. The Denali is expected to enter into service in 2026.
Textron Aviation’s military trainer and defense aircraft include the Beechcraft T-6 trainer, which has been used to train pilots from more than 40 countries, and the AT-6 light attack military aircraft. Textron Aviation’s piston engine aircraft include the Cessna Skyhawk, Skylane, Turbo Skylane and the Turbo Stationair HD.
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
Bell Segment
Bell is a leading worldwide supplier of military and commercial helicopters, tiltrotor aircraft, and related spare parts and services. Tiltrotor aircraft are designed to provide the benefits of both helicopters and fixed-wing aircraft.
Bell supplies advanced military helicopters and provides parts and support services to the U.S. Government and to military customers outside the United States. Bell’s primary U.S. Government programs are for the development of a next generation tiltrotor aircraft for the U.S. Army’s Future Long Range Assault Aircraft program, now designated as the MV-75 program and the production and support of the V-22 tiltrotor aircraft and H-1 helicopters. Under the U.S. Government-sponsored foreign military sales program, Bell offers the V-22 tiltrotor aircraft and H-1 helicopter products for sale to other countries.
The MV-75 contract was awarded to Bell in December 2022. In 2024, the U.S. Army announced approval of Milestone B, establishing the MV-75 as a program of record and transitioning the program to the Engineering and Manufacturing Development phase. This phase includes continued digital modeling, detailed hardware and software design, and fabrication of hardware, as Bell proceeds to critical design review and the first prototype tests planned for 2026.
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
For both its military programs and its commercial products, Bell provides post-sale support and service for an installed base of approximately 13,000 helicopters. Bell operates a global network of eight Company-operated service centers and four global parts distribution centers. In addition, approximately 85 independent service centers are located in about 35 countries. Collectively, these service sites offer a complete range of logistics support, including parts, support equipment, technical data, training devices, pilot and maintenance training, component repair and overhaul, engine repair and overhaul, aircraft modifications, aircraft customizing, accessory manufacturing, contractor maintenance, field service and product support engineering. In addition, Bell operates the Bell Training Academy (BTA) with its principal location in Fort Worth, Texas and two satellite locations in Singapore and Spain. The BTA provides technically advanced and fully customizable training solutions for approximately 2,000 pilots and 1,000 maintainers annually, including flight training on Bell-owned aircraft and certified Full Flight Simulators and Flight Training Devices, as well as maintenance training on Bell's production representative maintenance training devices.
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
Notable products currently developed and produced by the Textron Systems segment include the Ship-to-Shore Connector, the U.S. Navy's next generation of Landing Craft Air Cushion vehicles; a family of test and simulation products; the Aerosonde family of unmanned aircraft systems products, multi-mission capable for commercial and military operations; armored land vehicles; and piston aircraft engines under the Lycoming brand. Notable service offerings of the segment include live military air-to-air and air-to-ship training and support services for U.S. Navy, Marine and Air Force personnel provided by Airborne Tactical Advantage Company (ATAC) and fee-for-service programs, using unmanned aircraft systems.
Industrial Segment
Our Industrial segment designs and manufactures a variety of products within the Kautex and Textron Specialized Vehicles businesses.
Kautex is a leader in designing and manufacturing plastic fuel systems for automobiles and light trucks, including blow-molded solutions for conventional plastic fuel tanks and pressurized plastic fuel tanks for hybrid vehicle applications. Kautex also develops and manufactures clear-vision systems for automotive safety and advanced driver assistance systems (ADAS). Kautex's cleaning systems are comprised of nozzles, reservoirs, inlets and pumps to support onboard cleaning for windscreens, headlamps and ADAS cameras and sensors. In addition, Kautex produces plastic tanks for selective catalytic reduction systems used to reduce emissions from diesel engines, and other fuel system components. Kautex also offers lightweight, composite Pentatonic battery systems, which include enclosures, underbody protection and thermal management systems, for use in electric vehicles, from hybrid to full battery-powered.
Kautex’s business model is focused on developing and maintaining long-term customer relationships with leading global original equipment manufacturers (OEMs). Kautex, which is headquartered in Bonn, Germany, operates over 30 plants in 13 countries in close proximity to its customers, along with 9 engineering/research and development locations around the world.
Our Textron Specialized Vehicles businesses manufacture and sell products under our E-Z-GO, TUG Technologies, Douglas Equipment, Premier, Safeaero, Ransomes, Jacobsen and Cushman brands. These businesses design, manufacture and sell golf cars; utility vehicles; light transportation vehicles; aviation ground support equipment; professional turf-maintenance equipment; and specialized turf-care vehicles. In addition, our E-Z-GO business refurbishes and sells previously owned golf cars. A significant portion of the products sold by the Textron Specialized Vehicles businesses are powered with lithium batteries, reducing the products’ impact on the environment.
The diversified customer base for Textron Specialized Vehicles includes golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users such as factories, warehouses, airlines, planned communities, hunting preserves, educational and corporate campuses, sporting venues, hotels/resorts and landscaping professionals. Textron Specialized Vehicles products are sold through a network of independent distributors and dealers worldwide as well as factory direct resources.
Textron eAviation Segment
Our Textron eAviation segment has been focused on research and development initiatives related to sustainable aviation solutions and includes Pipistrel, a manufacturer of light aircraft. Pipistrel offers a family of light aircraft and gliders with both electric and combustion engines, including the Velis Electro, which is the world’s first, and currently only, electric aircraft to receive full type certification from the European Union Aviation Safety Agency and from the UK Civil Aviation Authority. In 2024, the FAA granted a light-sport aircraft airworthiness exemption for the Pipistrel Velis Electro, allowing flight training in an electric aircraft within the United States, and in late 2025, Transport Canada validated the type certificate for the Pipistrel Explorer, Velis Club and Velis Electro. The Textron eAviation segment has also been developing both hybrid and electric propulsion aircraft, including Pipistrel's Nuuva V300, a long-range, large-capacity hybrid-electric vertical takeoff and landing unmanned aircraft.
Under the segment realignment mentioned above, effective at the beginning of our 2026 fiscal year, a significant part of Textron eAviation, including Pipistrel, will become part of the Textron Aviation segment to enable the business to more effectively leverage the development, manufacturing and sales expertise at Textron Aviation. In addition, Textron eAviation’s manned and unmanned products for military applications and related research and development activities will be included in the results of the Textron Systems segment, which is best suited to provide more direct access to the targeted customer base for these products. Lastly, certain Textron eAviation research and development activities encompassing digital flight control and air vehicle management systems, which we expect will benefit several of our segments, will be reported within corporate expenses.
Finance Segment
Our Finance segment, or the Finance group, is a commercial finance business that consists of Textron Financial Corporation (TFC) and its consolidated subsidiaries. The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. A substantial number of the originations in our finance receivable portfolio are cross-border transactions for aircraft sold outside of the U.S. In 2025 and 2024, our Finance group made payments of $183 million and $109 million, respectively, to finance the Manufacturing group's sale of Textron-manufactured products to third parties.
Backlog
Backlog represents amounts allocated to contracts that we expect to recognize as revenue in future periods when we perform under the contracts. Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as Indefinite Delivery, Indefinite Quantity contracts.
Our backlog at the end of 2025 and 2024 is summarized below:

(In millions)	January 3, 2026	December 28, 2024
Textron Aviation	$7,724	$7,845
Bell	7,795	7,469
Textron Systems	3,304	2,594
Total backlog	$18,823	$17,908

U.S. Government Contracts and Other Governmental Regulation
Our operations, products and services are subject to various government regulations, including regulations related to U.S. government business, international regulation of aviation products and services, and environmental regulations.
Contracts with the U.S. Government, including contracts under the U.S. Government-sponsored foreign military sales program, generated approximately 27% of our consolidated revenues in 2025, primarily in our Bell and Textron Systems segments. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation; define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and safeguard and restrict the use and dissemination of classified and covered defense information and the export of certain products and technical data. New laws, regulations or procurement requirements, or changes to current ones, can significantly increase our costs, reducing our profitability.
Our contracts with the U.S. Government generally may be terminated by the U.S. Government for convenience or if we default in whole or in part by failing to perform under the terms of the applicable contract. If the U.S. Government terminates a contract for convenience, we normally will be entitled to payment for the cost of contract work performed before the effective date of termination, including, if applicable, reasonable profit on such work, as well as reasonable termination costs. If, however, the U.S. Government terminates a contract for default, generally: (a) we will be paid the contract price for completed supplies delivered and accepted and services rendered, an agreed-upon amount for manufacturing materials delivered and accepted and for the protection and preservation of property, and an amount for partially completed products accepted by the U.S. Government; (b) the U.S. Government may not be liable for our costs with respect to unaccepted items and may be entitled to repayment of advance payments and progress payments related to the terminated portions of the contract; (c) the U.S. Government may not be liable for assets we own and utilize to provide services under “fee-for-service” contracts; and (d) we may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. See the Aerospace and Defense Industry section in Item 1A. Risk Factors for additional information related to regulation of U.S. Government business.
Our commercial aircraft manufacturing businesses are regulated by the FAA in the U.S. and by similar aviation regulatory governing authorities internationally, including the European Union Aviation Safety Agency. Maintenance facilities and aftermarket services must also comply with FAA and international regulations. These regulations address production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority, and each aircraft must receive a certificate of airworthiness. Aircraft outfitting and completions also require approval by the appropriate aviation authority. See the Strategic Risks section in Item 1A. Risk Factors for additional information with respect to risks related to obtaining certification of new aircraft products.
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
Human Capital Resources
At January 3, 2026, we employed approximately 34,000 employees worldwide, with approximately 80% located in the U.S. and the remainder located outside of the U.S. Approximately 7,700, or 29%, of our U.S. employees, most of whom work for our Bell and Textron Aviation segments, are represented by unions under collective bargaining agreements, and certain of our non-U.S. employees are represented by organized works councils. Our collective bargaining agreements expire in accordance with their terms. With the exception of a strike at Textron Aviation which occurred on September 21, 2024 and ended on October 20, 2024, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities. Most recently, we successfully renegotiated a collective bargaining agreement with the Bell segment's largest union for a new five-year term.
Our success is highly dependent upon our ability to hire, train and retain a workforce with the skills necessary for our businesses to develop and manufacture the products desired by our customers. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, flight operations, business development and strategy and management. In order to attract and retain highly skilled employees, we offer comprehensive compensation and benefit programs, career opportunities and an engaging, inclusive environment where employees are treated with respect.
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
Talent and Career Development
Our talent development programs are designed to prepare our employees at all levels to take on new career and growth opportunities at Textron. Leadership, professional and functional training courses are tailored for employees at each stage of their careers and include a mix of enterprise-wide and business-specific programs. Textron University, an internal corporate function, provides (i) facilitated face-to-face professional and leadership development programs, (ii) web-based general and specialized functional and technical courses and (iii) an online portal to access advanced skills technical training, manage recertification of existing qualifications and other career planning tools and resources.
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
Information about our Executive Officers
The following table sets forth certain information concerning our executive officers as of February 11, 2026.

Name	Age	Current Position with Textron Inc.
Lisa M. Atherton	51	President and Chief Executive Officer
Scott C. Donnelly	64	Executive Chairman
David Rosenberg	49	Executive Vice President and Chief Financial Officer
Julie G. Duffy	60	Executive Vice President and Chief Human Resources Officer
E. Robert Lupone	66	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer
On October 22, 2025, Textron's Board of Directors appointed Lisa M. Atherton as President and Chief Executive Officer and as a member of the Board, effective January 4, 2026. Ms. Atherton has succeeded Scott C. Donnelly, who will continue as an executive officer of the Company, serving as Executive Chairman of the Board. Ms. Atherton joined the Company in 2007 and has held positions of increasing responsibility, most recently as the President and CEO of Bell, a position to which she was appointed in April 2023 after joining Bell as Chief Operating Officer in January 2023. From 2017 until January 2023, Ms. Atherton led the Company’s Textron Systems segment as its President and CEO.
Mr. Donnelly is the Executive Chairman of the Board. He joined Textron in June 2008 as Executive Vice President and Chief Operating Officer and was promoted to President and Chief Operating Officer in January 2009. He was appointed to the Board of Directors in October 2009 and became Chief Executive Officer of Textron in December 2009. In July 2010, Mr. Donnelly was

appointed Chairman of the Board of Directors effective September 1, 2010. Previously, Mr. Donnelly was the President and CEO of General Electric Company’s Aviation business unit, a position he had held since July 2005. Prior to July 2005, Mr. Donnelly served as Senior Vice President of GE Global Research and held various other management positions since joining General Electric in 1989.
Mr. Rosenberg was appointed Executive Vice President and Chief Financial Officer on March 1, 2025. Previously, Mr. Rosenberg was Textron's Vice President – Investor Relations and he served as Senior Vice President & Chief Financial Officer of Textron Aviation from 2018 through 2023, having previously held leadership positions in finance at Textron Aviation. Following Textron’s acquisition of Beechcraft in 2014, as Textron Aviation’s Vice President, Integration & Strategy, Mr. Rosenberg led the successful merger and integration of Beechcraft and Textron’s Cessna Aircraft business, which created today’s Textron Aviation segment. Prior to Textron’s acquisition of Beechcraft, Mr. Rosenberg held a series of leadership positions in financial planning, business management, strategic planning and operations with Beechcraft and its predecessor companies.
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
During 2025, we derived approximately 27% of our revenues from sales to a variety of U.S. Government entities. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The MV-75 program at Bell represents a significant and growing portion of our U.S. Government revenues and backlog. Bell has significantly increased and will continue to increase its investments in the resources, facilities and personnel applied to the MV-75 program. Considerable uncertainty exists regarding how future budget and program decisions will develop. We cannot predict the impact on existing, follow-on or future programs from changes in the threat environment, defense spending levels, government priorities, political leadership, procurement practices, inflation and other macroeconomic trends, military strategy, or broader societal changes. Significant changes in national and international priorities for defense spending could affect the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition. In particular, a material reduction or delay in funding of the MV-75 program could have a material adverse effect on our cash flows, results of operations and financial condition.

The funding of U.S. Government defense programs is subject to congressional appropriation decisions and the U.S. Government budget process which includes enacting relevant legislation, such as appropriations bills and accords on the debt ceiling. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations. Further uncertainty with respect to ongoing programs could also result in the event that the U.S. Government finances its operations through temporary funding measures such as “continuing resolutions” rather than full-year appropriations or when a government shutdown occurs and continues for an extended period of time. If we incur costs in advance or in excess of funds committed on a contract, we are at risk for non-reimbursement of those costs until additional funds are appropriated.  The reduction, termination or delay in the timing of funding for U.S. Government programs for which we currently provide or propose to provide products or services from time to time has resulted and, in the future, may result in a loss of anticipated revenues. A loss of such revenues could materially and adversely impact our results of operations and financial condition. In addition, because our U.S. Government contracts generally require us to continue to perform even if the U.S. Government is unable to make timely payments, we may need to finance our continued performance for the impacted contracts from our other resources on an interim basis.  An extended delay in the timely payment by the U.S. Government could have a material adverse effect on our liquidity.

U.S. Government contracts can be terminated at any time and may contain other unfavorable provisions.
The U.S. Government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. In the event of termination for the U.S. Government’s convenience, contractors are generally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs. However, contractors are not automatically entitled to reimbursement for capital investments made for production facilities and other resources necessary to accommodate a large program such as the MV-75 or for the anticipated profit that would have been earned had the contract been completed. A termination arising out of our default for failure to perform could expose us to liability, including but not limited to, all costs incurred under the contract plus potential liability for re-procurement costs in excess of the total original contract amount, less the value of work performed and accepted by the customer under the contract. Such an event could also have an adverse effect on our ability to compete for future contracts and orders. If any of our contracts are terminated by the U.S. Government whether for convenience or default, our backlog would be reduced by the expected value of the remaining work under such contracts. We also enter into “fee for service” contracts with the U.S. Government where we retain ownership of, and consequently the risk of loss on, aircraft and equipment supplied to perform under these contracts. Termination of these contracts could materially and adversely impact our results of operations. On contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor. In addition, in the event that the U.S. Government is unable to make timely payments, failure to continue contract performance places the contractor at risk of termination for default. Any such event could have a material adverse effect on our cash flows, results of operations and financial condition.
As a U.S. Government contractor, we are subject to procurement rules and regulations; our failure to comply with these rules and regulations could adversely affect our business.
We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts, and safeguard and restrict the use and dissemination of classified information, covered defense information, and the exportation of certain products and technical data. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity and the recently issued Executive Order relating to underperformance of U.S. defense contracts, investment in defense production capacity and possible limitations on dividends and share buybacks) can significantly increase our costs, thereby reducing our profitability or otherwise adversely impacting our results of operations, financial condition, or shareholder returns. Our failure to comply with procurement regulations and requirements could allow the U.S. Government to suspend or debar us from receiving new contracts for a period of time, reduce the value of existing contracts, issue modifications to a contract, withhold cash on contract payments, and control and potentially prohibit the export of our products, services and associated materials, any of which could negatively impact our results of operations, financial condition or liquidity. A number of our U.S. Government contracts contain provisions that require us to make disclosure to the Inspector General of the agency that is our customer if we have credible evidence that we have violated U.S. criminal laws involving fraud, conflict of interest, or bribery; the U.S. civil False Claims Act; or received a significant overpayment under a U.S. Government contract. Failure to properly and timely make disclosures under these provisions may result in a termination for default or cause, suspension and/or debarment, and potential fines.

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
To continue to grow our revenues and segment profit, we must successfully develop new products and technologies or modify our existing products and technologies for our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements and to develop and maintain competitive products and services. Artificial intelligence technologies have developed rapidly and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner. Delays or cost overruns in the development and acceptance of new products or certification of new aircraft and other products occur from time to time and could adversely affect our results of operations. These delays or cost overruns could be caused by unanticipated technological hurdles, production changes to meet customer demands, unanticipated difficulties in obtaining required regulatory certifications of new aircraft or other products, or failure on the part of our suppliers to deliver components as agreed. We also could be adversely affected if our research and development efforts are less successful than expected or if these efforts require significantly more funding to achieve our goals than anticipated. In particular, the success of the business activities and research and development initiatives begun at Textron eAviation depends in large part, on our ability to develop and certify new electric and hybrid electric aircraft products in order to achieve our long-term strategy of offering a family of sustainable aircraft for urban air mobility, general aviation, cargo and special mission roles. In addition, new products and technologies could generate unanticipated safety or other concerns resulting in expanded product liability risks, potential product recalls and other regulatory issues that could have an adverse impact on us. Furthermore, because of the lengthy research and development cycle involved in bringing certain of our products to market, we cannot predict the economic conditions that will exist when any new product is complete, and the market for our product offerings does not always develop or continue to expand as we anticipate.
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
Business and Operational Risks
Global macroeconomic conditions could negatively impact our business.
Global macroeconomic conditions have negatively impacted our business in the past and could in the future negatively impact our business. Negative macroeconomic factors may have an adverse effect on our business, results of operations and financial condition, as well as on our distributors, customers, subcontractors and suppliers, and on activity in many of the industries and markets we serve. We cannot predict changes in worldwide or regional economic or political conditions and government policies as such factors are highly volatile and beyond our control. If current macroeconomic pressures, including from inflation and labor and supply chain challenges, continue or if global macroeconomic conditions deteriorate and remain at depressed levels for extended periods, our business, results of operations and financial condition could be materially adversely affected. In addition, changes in laws or policies governing the terms of foreign trade, including increased trade restrictions, tariffs or taxes on imports from countries where we manufacture or sell our products or from where we import products or raw materials (either directly or through our suppliers) could adversely impact our competitive position, business operations or financial results. In particular, recent changes to global tariff policies have created significant uncertainty with respect to trade policies, treaties and tariffs. Our aircraft products, subassemblies, parts and components manufactured in Canada and Mexico are largely qualified under the rules of the United States-Mexico-Canada Agreement (USMCA) for preferential treatment on tariffs imposed by the U.S. on imports from Canada and Mexico. In 2026, the USMCA is subject to a mandatory six-year joint review, during which the United States, Canada, and Mexico will assess whether the agreement continues to serve their respective economic and strategic interests. There can be no assurance that this review will conclude with the continuation of the trilateral agreement in its current form or at all. The termination of the agreement or renegotiation of the agreement with terms less favorable to us could result in the loss or reduction of preferential tariff treatment which could increase our costs and create compliance and supply-chain disruption risks. These developments could adversely impact us, our distributors, customers, subcontractors or suppliers, which could have a material adverse effect on our financial position, results of operations or cash flows. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impact of these tariffs.
Our business could be negatively impacted by cybersecurity threats and other disruptions.
Our information technology (IT) and related systems are critical to the efficient operation of our business and essential to our ability to perform day-to-day processes. We routinely face persistent security threats, including threats to our IT infrastructure and unlawful attempts to gain access to our confidential, classified or otherwise proprietary information via phishing/malware campaigns and other cyberattack methods, as well as threats to the physical security of our facilities and employees. The threats we face are continuous, evolving and vary in degree of severity and sophistication. These threats include advanced, persistent threats from highly organized adversaries, including cybercrime syndicates, nation state actors and hacktivists, which target us for the national security information in our possession, for our role in developing advanced technology systems or with the goal of committing fraudulent activity. Some of these threats are related to the geopolitical environment and have, therefore, grown in number and changed in focus due to recent and evolving conflicts. Our customers, suppliers and subcontractors are likewise targeted, and attack methods continue to evolve. Some cyberattacks depend on human error or manipulation, including phishing attacks or schemes that use social engineering or artificial intelligence to gain access to systems or carry out disbursement of funds or other frauds. Developments in artificial intelligence and machine learning provide threat actors with the capability to use more sophisticated means to attack our systems and may exacerbate cybersecurity risk.
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
During 2025, we derived approximately 31% of our revenues from international business, including U.S. exports. Conducting business internationally exposes us to additional risks than if we conducted our business solely within the U.S. We maintain manufacturing facilities, service centers, supply centers and other facilities worldwide, including in various emerging market countries. Risks related to international operations include import, export, economic sanctions and other trade restrictions;

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
As a distributor of consumer products in the U.S., certain of our products are subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC has in the past and could in the future require us to repair, replace or refund the purchase price of one or more of our products, or potentially even discontinue entire product lines. We also may voluntarily take such action and, from time to time, have done so, but within strictures recommended by the CPSC. The CPSC also can impose fines or penalties on a manufacturer for non-compliance with its requirements. Furthermore, failure to timely notify the CPSC of a potential safety hazard can result in significant fines being assessed against us. Any repurchases or recalls of our products or an imposition of fines or penalties could be costly to us and could damage the reputation or the value of our brands. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations could be adopted in the future.
Increased regulation and stakeholder expectations related to global climate change could negatively affect our operating results.
Increased worldwide public awareness and concern regarding global climate change has resulted and is likely to continue to result in more legislative and regulatory efforts, in the U.S., the European Union and in other jurisdictions in which we operate, to address the negative impacts of climate change. Recently enacted laws and regulations include, and future such laws and regulations may include, more prescriptive required reporting on environmental metrics, climate change related risks and associated financial and other impacts, as well as increased oversight of and reporting on our supply chain and other compliance requirements. We expect that compliance with such laws and regulations will require additional internal and external resources. Stricter limits on greenhouse gas emissions generated by our facilities or by our products that produce carbon emissions, carbon pricing mechanisms and/or energy taxes could also be imposed. Compliance with stricter limits may necessitate larger investment in product development and manufacturing equipment and/or facilities, as well as sourcing from new suppliers and/or higher costs from existing suppliers. These increased regulatory requirements are expected to increase our direct and indirect costs and could negatively impact our business, results of operations, financial condition and competitive position. Our failure to adequately comply with such laws and regulations could jeopardize our ability to receive contract awards from the U.S. government and other customers.
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
Approximately 7,700, or 29%, of our U.S. employees are represented by labor unions under various collective bargaining agreements with varying durations and expiration dates, and many of our non-U.S. employees are represented by organized councils. Our collective bargaining agreements expire in accordance with their terms and are subject to renegotiation at that time. We may not be able to negotiate successor collective bargaining agreements upon expiration without experiencing labor disputes, including strikes or work stoppages, or we may be unable to renegotiate such contracts on favorable terms. For example, on September 21, 2024, Textron Aviation’s largest union rejected a proposed new contract and engaged in a strike that had an adverse effect on Textron Aviation's ability to meet its production and delivery schedules, and negatively impacted revenues and segment profit in 2024. If we again experience any extended interruption of operations at any of our facilities as a result of labor disputes, strikes or other work stoppages, our business, financial condition or results of operations could be adversely affected. In addition, the workforces of many of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Any of these events could adversely affect our results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Overview
Our centrally defined cybersecurity policies and processes are based on industry best practices and are revisited regularly to ensure their appropriateness based on risk, threats and current technological capabilities. We use a multi-layered approach to security with processes and tools aligned with the National Institute of Standards and Technology Cybersecurity Framework. We monitor compliance with these policies and processes through frequent internal audits and a set of robust metrics that assist in protection of our environment. As a U.S. defense contractor, we are required to comply with extensive regulations, including requirements imposed by the Defense Federal Acquisition Regulation Supplement related to adequately safeguarding controlled unclassified information (CUI) and reporting cybersecurity incidents to the U.S. Department of War (DoW). We are required to achieve Cybersecurity Maturity Model Certification (CMMC) for our defense businesses, which will certify their compliance with the federally mandated CUI program. We have successfully achieved CMMC certification at one defense business and have scheduled formal evaluations for the other defense businesses in 2026.
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
Governance
Board Oversight of Cybersecurity Matters
Oversight of information security matters is conducted by our full Board of Directors. The Board annually receives a comprehensive presentation on information security and controls from our Chief Information Officer (CIO) and, as may be necessary for specific topics, follow up occurs at additional Board meetings during the course of the year.
Management of Cybersecurity Risks
Textron Information Services is led by our CIO who has held positions of increasing responsibility within our corporate, Bell and Textron Systems IT organizations since 2008, including leading the IT organizations at both segments in maintaining compliance with the DoW information security requirements, as well as with our enterprise information security policies and standards. He previously led strategic IT projects and teams responsible for delivering global IT solutions for several large U.S. based companies.

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
Protections against insider threat is a critical component of our security strategy, particularly within our defense businesses. Our insider threat detection processes are designed to identify and evaluate potential insider threats so that appropriate mitigation can be implemented.

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
Item 2. Properties
On January 3, 2026, we operated a total of 57 plants located throughout the U.S. and 45 plants outside the U.S. We own 59 plants and lease the remainder for a total manufacturing space of approximately 23.8 million square feet. We consider the productive capacity of the plants operated by each of our business segments to be adequate. We also own or lease offices, warehouses, training and service centers and other space at various locations. In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put and are substantially in regular use.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol "TXT." At January 3, 2026, there were approximately 4,500 record holders of Textron common stock.
Issuer Repurchases of Equity Securities
The following provides information about our fourth quarter 2025 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
September 28, 2025 – November 1, 2025	390	$80.31	390	6,841
November 2, 2025 – November 29, 2025	1,450	81.05	1,450	5,391
November 30, 2025 – January 3, 2026	455	84.96	455	4,936
Total	2,295	$81.70	2,295
* These shares were purchased pursuant to a plan authorizing the repurchases of up to 35 million shares of Textron common stock that was approved on July 24, 2023 by our Board of Directors. This share repurchase program had no expiration date.
On February 11, 2026, pursuant to a delegation by our Board of Directors, Textron's Audit Committee approved a program for the repurchase of up to 25 million shares of our common stock. The new repurchase program has no expiration date and replaced the prior 2023 share repurchase program that had 3.9 million shares remaining available for repurchase.
Stock Performance Graph
The following graph compares the total return on a cumulative basis at the end of each year of $100 invested in our common stock on December 31, 2020 with the Standard & Poor’s (S&P) 500 Stock Index, the S&P 500 Aerospace & Defense (A&D) Index and the S&P 500 Industrials Index, all of which include Textron. The values calculated assume dividend reinvestment.

	2020	2021	2022	2023	2024	2025
Textron Inc.	$100.00	$159.93	$146.84	$166.98	$158.97	$181.10
S&P 500	100.00	128.71	105.40	133.10	166.40	196.57
S&P 500 A&D	100.00	113.22	132.89	141.88	162.31	237.57
S&P 500 Industrials	100.00	121.12	114.48	135.24	158.87	193.29

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In 2025, Textron’s revenues increased 8%, compared with 2024, reflecting the impact of higher volume on the MV-75 program at the Bell segment and higher aircraft and aftermarket parts and services revenues at the Textron Aviation segment. Segment profit increased 14%, compared with 2024, largely reflecting higher volume and mix at Textron Aviation. Our backlog increased 5% in 2025 to $18.8 billion, which included a $710 million increase at the Textron Systems segment and a $326 million increase at the Bell segment. Financial highlights for 2025 also include:

•Generated $1.3 billion of net cash from operating activities from our manufacturing businesses.
•Invested $521 million in research and development projects and $383 million in capital expenditures.
•Returned $822 million to our shareholders through the repurchase of 10.7 million shares of our common stock.
For an overview of our business segments, including a discussion of our major products and services, refer to Item 1. Business. A discussion of our financial condition and operating results for 2025 compared with 2024 is provided below, while a discussion of 2024 compared with 2023 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 28, 2024. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8. Financial Statements and Supplementary Data.
Business Environment
Changes to the United States trade policy have resulted in new or higher tariffs on goods imported from numerous countries, and some countries have imposed retaliatory tariffs on imports from the United States. We are principally a North American manufacturer and 69% of our 2025 revenues were generated in the U.S. Our aircraft products, subassemblies, parts and components manufactured in Canada and Mexico are largely qualified under the rules of the United States-Mexico-Canada Agreement (USMCA) for preferential treatment on tariffs imposed by the U.S. on imports from Canada and Mexico. In addition, our operations outside of North America primarily source materials and components from outside of North America and manufacture products for non-U.S. customers. Many of our businesses also source materials and components from outside of North America. These businesses have been and will continue to be impacted by these imposed U.S. tariffs. In order to mitigate these impacts our businesses have been managing, and will continue to manage, pricing and supply chain optimization strategies. In addition, our aircraft businesses are working through the tariff reconciliation and refund process with the U.S. Government to recover tariff costs that were previously paid related to materials and components that were subsequently determined to be USMCA compliant. To date, we have not experienced a material adverse impact from these tariffs. We will continue to evaluate the ongoing impact of these tariffs and any further developments or changes in global tariff policies on our business and financial position.
Consolidated Results of Operations

				% Change
(Dollars in millions)	2025	2024	2023	2025	2024
Revenues	$14,799	$13,702	$13,683	8%	—%
Cost of sales	12,104	11,200	10,835	8%	3%
Gross margin as a % of Manufacturing revenues	17.8%	18.0%	20.5%
Research and development costs	$521	$491	$570	6%	(14)%
Selling and administrative expense	1,173	1,156	1,225	1%	(6)%
Interest expense, net	126	97	77	30%	26%
Special charges	4	78	126	(95)%	(38)%
Non-service components of pension and postretirement income, net	266	263	237	1%	11%
Revenues
Revenues increased $1.1 billion in 2025, compared with 2024, largely due to the following factors:
•Higher Bell revenues of $703 million, due to higher military aircraft and support programs revenues of $570 million, primarily related to the MV-75 program and military sustainment programs, and higher commercial revenues of $133 million.
•Higher Textron Aviation revenues of $671 million, reflecting higher aircraft revenues of $548 million and higher aftermarket parts and services revenues of $123 million.

•Lower Industrial revenues of $302 million, with $294 million at Textron Specialized Vehicles, largely reflecting the impact from the disposition of the Powersports business in April 2025, as discussed in Note 15 to the Consolidated Financial Statements, and lower volume and mix, primarily in golf products.
Manufacturing group revenues increased $1.1 billion in 2025, compared with 2024, largely reflecting an increase of $1.4 billion in product revenues. The increase in product revenues in 2025 was partially offset by a decrease of $285 million in service revenues, largely related to the classification of revenues for the MV-75 program, which was service-related prior to the transition of the program to the Engineering and Manufacturing Development phase in the third quarter of 2024 when it became product-related.
Cost of Sales
Cost of sales includes cost of products and services sold for the Manufacturing group. In 2025, cost of sales increased $904 million, 8%, compared with 2024, largely due to higher net volume and mix and a $281 million impact from inflation, partially offset by the impact from the disposition of the Powersports business.
Research and Development Costs
Research and development costs increased $30 million, 6%, in 2025, compared with 2024. The higher research and development costs included an increase of $56 million at Bell, largely reflecting lower costs in 2024 due to the wind down of the Future Attack Reconnaissance Aircraft program, partially offset by a decrease of $21 million at the Textron eAviation segment, due to a reduction in costs on certain development projects.
Selling and Administrative Expense
Selling and administrative expense increased $17 million, 1%, in 2025, compared with 2024. The increase included a $21 million impact from inflation, higher share-based compensation expense and lower recoveries at the Finance segment, mostly offset by the impact from the disposition of the Powersports business and a $16 million gain resulting from the early termination of a vendor contract at the Textron Systems segment.
Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group. In 2025, interest expense, net increased $29 million, 30%, compared with 2024, primarily due to higher average debt outstanding and lower interest income. For 2025, 2024 and 2023, gross interest expense totaled $164 million, $146 million and $133 million, respectively.
Special Charges
Special charges of $4 million, $78 million and $126 million in 2025, 2024 and 2023, respectively, largely include restructuring activities and asset impairment charges as described in Note 15 to the Consolidated Financial Statements on page 63.
Non-service Components of Pension and Postretirement Income, Net
Non-service components of pension and postretirement income, net increased by $3 million, 1%, in 2025, compared with 2024.
Income Taxes

	2025	2024	2023
Effective tax rate	18.8%	12.5%	15.2%
In 2025, the effective tax rate of 18.8% was lower than the U.S. federal statutory tax rate of 21%, largely due to the favorable impact of research and development credits. In 2024, the effective tax rate of 12.5% was lower than the U.S. federal statutory tax rate of 21%, largely due to the favorable impact of research and development credits and the effective settlement of certain tax positions in the fourth quarter of 2024, which is discussed in Note 16 to the Consolidated Financial Statements.
For a full reconciliation of our effective tax rate to the U.S. federal statutory tax rate, see Note 16 to the Consolidated Financial Statements on page 64.

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
Approximately 27% of our 2025 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program. For our segments that contract with the U.S. Government, material changes in revenues related to these contracts are expressed in terms of volume. Changes in segment profit for these contracts are typically expressed in terms of volume and mix and contract performance, which includes cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance among other factors. See the Critical Accounting Estimates - Revenue Recognition section in Item 7 for a discussion of the factors that impact our estimated costs.
Textron Aviation

				% Change
(Dollars in millions)	2025	2024	2023	2025	2024
Revenues:
Aircraft	$3,922	$3,374	$3,577	16%	(6)%
Aftermarket parts and services	2,033	1,910	1,796	6%	6%
Total revenues	5,955	5,284	5,373	13%	(2)%
Cost of sales	4,637	4,102	4,116	13%	—%
Research and development costs	214	208	199	3%	5%
Selling and administrative expense	410	408	409	—%	—%
Segment profit	$694	$566	$649	23%	(13)%
Profit margin	11.7%	10.7%	12.1%
Backlog	$7,724	$7,845	$7,169	(2)%	9%
Textron Aviation’s revenues increased $671 million, 13%, in 2025, compared with 2024, reflecting higher aircraft revenues of $548 million and higher aftermarket parts and services revenues of $123 million. The increase in aircraft revenues was due to higher volume and mix and higher pricing. The increase in volume and mix is largely due to higher jet and commercial turboprop volume. The higher volume and mix also reflects the recovery from the strike that began in the third quarter of 2024 and continued into the fourth quarter of 2024. We delivered 171 Citation jets and 146 commercial turboprops in 2025, compared with 151 Citation jets and 127 commercial turboprops in 2024. The increase in aftermarket parts and services revenues was due to higher pricing and volume.

Textron Aviation’s cost of sales increased $535 million, 13%, in 2025, compared with 2024, largely reflecting higher volume and mix and inflation of $167 million.
Textron Aviation’s segment profit increased $128 million, 23%, in 2025, compared with 2024, largely due to higher volume and mix and a favorable impact from manufacturing efficiencies, related to idle facilities costs recognized in 2024 resulting from the strike, partially offset by higher warranty costs.
Bell

				% Change
(Dollars in millions)	2025	2024	2023	2025	2024
Revenues:
Military aircraft and support programs	$2,618	$2,048	$1,701	28%	20%
Commercial helicopters, parts and services	1,664	1,531	1,446	9%	6%
Total revenues	4,282	3,579	3,147	20%	14%
Cost of sales	3,537	2,899	2,392	22%	21%
Research and development costs	153	97	192	58%	(49)%
Selling and administrative expense	229	213	243	8%	(12)%
Segment profit	$363	$370	$320	(2)%	16%
Profit margin	8.5%	10.3%	10.2%
Backlog	$7,795	$7,469	$4,780	4%	56%
Bell’s military aircraft and support programs revenues increased $570 million, 28%, in 2025, compared with 2024, primarily due to higher volume on the MV-75 program and military sustainment programs. Commercial helicopters, parts and services revenues increased $133 million, 9%, primarily due to the mix of aircraft sold and higher pricing. We delivered 169 commercial helicopters in 2025, compared with 172 commercial helicopters in 2024.
Bell's cost of sales increased $638 million, 22%, in 2025, compared with 2024, primarily due to higher volume and mix described above.
Bell's research and development costs increased $56 million, 58%, in 2025, compared with 2024, largely reflecting lower costs in 2024 due to the wind down of the Future Attack Reconnaissance Aircraft program.
Bell’s segment profit decreased $7 million, 2%, in 2025, compared with 2024, reflecting higher research and development costs described above, partially offset by higher volume and mix. Bell's profit margin decreased 180 basis points, largely reflecting higher volume on lower margin MV-75 development activities and higher research and development costs.
As the MV-75 program continues to accelerate, we expect that we will be awarded the long-lead Low-Rate Initial Production (LRIP) phase of the contract in late 2026 or early 2027. Upon award of the LRIP option, which is largely fixed price, we expect to record an unfavorable cumulative catch-up program adjustment, reflecting higher costs than originally anticipated from when the program was bid, in the range of $60 million to $110 million. The overall MV-75 program will continue to generate a positive profit margin after the adjustment.
Bell's backlog increased $326 million, 4%, in 2025, compared with 2024, due to orders in excess of revenues recognized and deliveries. New orders included a $1.3 billion award for the prototype testing and evaluation phase of the MV-75 program.

Textron Systems

				% Change
(Dollars in millions)	2025	2024	2023	2025	2024
Revenues	$1,247	$1,241	$1,235	—%	—%
Cost of sales	939	929	925	1%	—%
Research and development costs	45	51	53	(12)%	(4)%
Selling and administrative expense	88	107	110	(18)%	(3)%
Segment profit	$175	$154	$147	14%	5%
Profit margin	14.0%	12.4%	11.9%
Backlog	$3,304	$2,594	$1,950	27%	33%
Textron Systems revenues increased $6 million in 2025, compared with 2024. The increase in revenues reflected higher pricing, partially offset by lower volume and mix. The decrease in volume and mix largely reflects the impact of the cancellation of the Shadow program and termination of certain U.S. Government development programs, partially offset by higher volume on the Ship-to-Shore Connector program.
Textron Systems’ research and development costs decreased $6 million, 12%, in 2025, compared with 2024, primarily due to a reduction in costs on certain U.S. Government development programs.
Textron Systems’ selling and administrative expense decreased $19 million, 18%, in 2025, compared with 2024. The decrease in expense included a $16 million gain resulting from the early termination of a vendor contract in the third quarter of 2025.
Textron Systems segment profit increased $21 million, 14%, in 2025, compared with 2024, largely due to lower selling and administrative expense as discussed above.
Textron Systems’ backlog increased $710 million, 27%, in 2025, compared with 2024, reflecting orders in excess of revenues recognized and deliveries. New orders included $480 million for additional units on the Ship-to-Shore Connector program and $475 million for a five-year contract for ATAC’s U.S. Navy Fighter Jet Services.
Industrial

				% Change
(Dollars in millions)	2025	2024	2023	2025	2024
Revenues:
Kautex	$1,883	$1,891	$1,954	—%	(3)%
Textron Specialized Vehicles	1,330	1,624	1,887	(18)%	(14)%
Total revenues	3,213	3,515	3,841	(9)%	(8)%
Cost of sales	2,733	2,993	3,221	(9)%	(7)%
Research and development costs	67	72	80	(7)%	(10)%
Selling and administrative expense	268	299	312	(10)%	(4)%
Segment profit	$145	$151	$228	(4)%	(34)%
Profit margin	4.5%	4.3%	5.9%
Industrial segment revenues decreased $302 million, 9%, in 2025, compared with 2024. Textron Specialized Vehicles' revenues decreased $294 million, 18%, largely reflecting a $195 million impact from the disposition of the Powersports business in April 2025, as discussed in Note 15 to the Consolidated Financial Statements, and lower volume and mix, primarily in golf products. Kautex revenues decreased $8 million, reflecting lower volume, partially offset by a favorable impact from foreign exchange rate fluctuations and higher pricing.
Industrial's cost of sales decreased $260 million, 9%, in 2025 compared with 2024, principally reflecting the impact from the disposition and lower volume and mix, partially offset by higher inflation of $44 million.
Industrial's selling and administrative expense decreased $31 million, 10%, in 2025, compared with 2024, largely reflecting the impact from the disposition.
Industrial's segment profit decreased $6 million, 4%, in 2025, compared with 2024, primarily reflecting lower volume and mix described above, partially offset by the impact from the disposition and a favorable impact from manufacturing efficiencies, which included cost reductions resulting from restructuring activities.

Textron eAviation

				% Change
(Dollars in millions)	2025	2024	2023	2025	2024
Revenues	$27	$33	$32	(18)%	3%
Cost of sales	27	29	35	(7)%	(17)%
Research and development costs	42	63	46	(33)%	37%
Selling and administrative expense	21	17	14	24%	21%
Segment loss	$(63)	$(76)	$(63)	(17)%	21%
Textron eAviation segment revenues decreased $6 million, 18%, in 2025, compared with 2024, largely due to lower volume and mix. Research and development costs decreased $21 million, 33%, due to a reduction in costs on certain development projects. Segment loss decreased $13 million in 2025, compared with 2024, primarily reflecting the lower research and development costs, partially offset by lower volume and mix.
Finance

(In millions)	2025	2024	2023
Revenues	$75	$50	$55
Selling and administrative expense	8	(4)	(6)
Interest expense, net	18	19	15
Segment profit	$49	$35	$46
Finance segment revenues increased $25 million and segment profit increased $14 million in 2025, compared with 2024. The increase in revenues and segment profit included $17 million of gains on the disposition of non-captive assets in 2025. Selling and administrative expense increased $12 million in 2025, compared with 2024, largely reflecting lower recoveries of $9 million.
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
Assessment of Liquidity and Significant Future Cash Requirements
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	January 3, 2026	December 28, 2024
Manufacturing group
Cash and equivalents	$1,940	$1,386
Debt	3,539	3,247
Shareholders’ equity	7,875	7,204
Capital (debt plus shareholders’ equity)	11,414	10,451
Net debt (net of cash and equivalents) to capital	17%	21%
Debt to capital	31%	31%
Finance group
Cash and equivalents	$85	$55
Debt	339	341
We believe that our calculations of debt to capital and net debt to capital are useful measures as they provide a summary indication of the level of debt financing (i.e., leverage) that is in place to support our capital structure, as well as to provide an indication of our capacity to add further leverage.

We expect to have sufficient cash to meet our needs based on our existing cash balances, the cash we expect to generate from our manufacturing operations and the availability of our existing credit facility. In addition to our manufacturing operating cash requirements, future material cash outlays include our contractual combined debt and interest payments for the Manufacturing group of $150 million in 2026, $496 million in 2027, $500 million in 2028 and $3.4 billion thereafter, and for the Finance group of $19 million in 2026, $68 million in 2027, $41 million in 2028 and $466 million thereafter.
For the Manufacturing group, we also have purchase obligations that require material future cash outlays totaling $3.5 billion in 2026, $626 million in 2027 and $171 million thereafter. Purchase obligations include undiscounted amounts committed under contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery dates, as well as property, plant and equipment. Approximately 33% of our purchase obligations represent purchase orders issued for goods and services to be delivered under firm contracts with the U.S. Government for which we have full recourse under customary contract termination clauses.
Credit Facilities and Other Sources of Capital
On October 16, 2025, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2030 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. The new facility replaces the prior 5-year facility which was scheduled to expire in October 2027. At January 3, 2026 and December 28, 2024, there were no amounts borrowed against either facility. At January 3, 2026, there were no letters of credit issued and outstanding under the new facility, and at December 28, 2024, there was a $9 million letter of credit issued and outstanding under the prior facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities. On October 31, 2025, we issued $500 million of SEC-registered fixed-rate notes due in March 2036 with an annual interest rate of 4.95%, and on February 13, 2025, we issued $500 million of SEC-registered fixed-rate notes due in May 2035 with an annual interest rate of 5.50%. On December 31, 2025, we repaid our $350 million 4.00% notes due in March 2026, and on March 3, 2025, we repaid our $350 million 3.875% Notes due in March 2025.
Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2025	2024	2023
Operating activities	$1,327	$1,008	$1,270
Investing activities	(264)	(288)	(345)
Financing activities	(530)	(1,438)	(776)
Cash flows from operating activities were $1.3 billion in 2025, compared with $1.0 billion in 2024. The $319 million increase in cash flows was primarily due to higher earnings, lower net income tax payments, changes in working capital and a $25 million dividend received from the Finance group. The dividend is included within cash flows from operating activities for the Manufacturing group as it represents a return on investment. Net income tax payments were $92 million and $181 million in 2025 and 2024, respectively. Pension contributions were $41 million and $44 million in 2025 and 2024, respectively.
In 2025 and 2024, cash flows used in investing activities included capital expenditures of $383 million and $364 million, respectively, partially offset by net proceeds from corporate-owned life insurance policies of $80 million and $85 million, respectively. Cash flows used in investing activities in 2025 also included $16 million of net proceeds from the disposition of the Powersports business as discussed in Note 15 to the Consolidated Financial Statements.
Cash flows used in financing activities in 2025 included $822 million of cash paid to repurchase an aggregate of 10.7 million shares of our common stock and $707 million of payments on long-term debt, partially offset by $991 million of net proceeds from the issuance of long-term debt. In 2024, cash flows used in financing activities included $1.1 billion of cash paid to repurchase an aggregate of 12.9 million shares of our common stock and $361 million of payments on long-term debt.
On February 11, 2026, pursuant to a delegation by our Board of Directors, Textron's Audit Committee approved a program for the repurchase of up to 25 million shares of our common stock. This share repurchase program allows us to continue our practice of repurchasing shares to offset the impact of dilution from stock-based compensation and benefit plans and for opportunistic capital management purposes. The new repurchase program has no expiration date and replaced the prior 2023 share repurchase program, which was utilized in 2025 for repurchases.

Dividend payments to shareholders totaled $18 million and $12 million in 2025 and 2024, respectively. Due to the timing of our fiscal year-end, we made five dividend payments in 2025, compared with three dividend payments in 2024.
Finance Group Cash Flows
The cash flows from continuing operations for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

(In millions)	2025	2024	2023
Operating activities	$28	$8	$14
Investing activities	40	3	11
Financing activities	(38)	(16)	(37)
Cash flows from operating activities for the Finance Group were $28 million in 2025, compared with $8 million in 2024. The $20 million increase in cash flows was primarily due to higher earnings. The Finance group’s cash flows from investing activities primarily included finance receivable originations of $241 million and $130 million, respectively, and collections on finance receivables totaling $208 million and $133 million in 2025 and 2024, respectively. In 2025, investing cash flows also included $72 million of proceeds from the disposition of non-captive assets. Cash flows used in financing activities included payments on long-term and nonrecourse debt of $13 million and $16 million in 2025 and 2024, respectively. Dividends paid to the Manufacturing group totaled $25 million in 2025.
Consolidated Cash Flows
The consolidated cash flows from continuing operations, after elimination of activity between the borrowing groups, are summarized below:

(In millions)	2025	2024	2023
Operating activities	$1,313	$1,015	$1,267
Investing activities	(207)	(284)	(317)
Financing activities	(543)	(1,454)	(813)
Consolidated cash flows from operating activities were $1.3 billion in 2025, compared with $1.0 billion in 2024. The $298 million increase in cash flows was largely due to higher earnings, lower net income tax payments and changes in working capital. Net income tax payments were $104 million and $191 million in 2025 and 2024, respectively. Pension contributions were $41 million and $44 million in 2025 and 2024, respectively.
In 2025 and 2024, cash flows used in investing activities included capital expenditures of $383 million and $364 million, respectively, partially offset by net proceeds from corporate-owned life insurance policies of $80 million and $85 million, respectively. Cash flows used in investing activities in 2025 also included $72 million of proceeds from the disposition of non-captive assets.
Cash flows used in financing activities in 2025 included $822 million of share repurchases and $720 million of payments on long-term debt, partially offset by $991 million of net proceeds from the issuance of long-term debt. In 2024, cash flows used in financing activities included $1.1 billion of share repurchases and $377 million of payments on long-term debt.
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

Reclassification adjustments included in the Consolidated Statements of Cash Flows on page 37 are summarized below:

(In millions)	2025	2024	2023
Reclassification adjustments from investing activities:
Finance receivable originations for Manufacturing group inventory sales	$(183)	$(109)	$(160)
Cash received from customers	166	108	143
Total reclassification adjustments from investing activities	(17)	(1)	(17)
Reclassification adjustments from financing activities:
Dividends received by Manufacturing group from Finance group	(25)	—	—
Total reclassification adjustments to cash flows from operating activities	$(42)	$(1)	$(17)
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2025 and 2024 to maintain compliance with the support agreement.
Critical Accounting Estimates
To prepare our Consolidated Financial Statements to be in conformity with generally accepted accounting principles, we must make complex and subjective judgments in the selection and application of accounting policies. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations are listed below. We believe these policies require our most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the Consolidated Financial Statements on page 39, which includes other significant accounting policies.
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
Due to the number of years it may take to complete these contracts and the scope and nature of the work required to be performed on the contracts, the estimation of total transaction price and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. In estimating total costs at completion, we are required to make numerous assumptions related to the complexity of design and related development work to be performed; engineering requirements; product performance; subcontractor performance; availability and cost of materials; labor productivity, availability and cost; overhead and capital costs; manufacturing efficiencies; the length of time to complete the contract (to estimate increases in wages and prices for materials); and costs of satisfying offset obligations, among other variables. Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals. We review and update our cost projections quarterly or more frequently when circumstances significantly change. When our estimate of the total costs to be incurred on a performance obligation exceeds the estimated transaction price, a provision for the entire loss is recorded in the period in which the loss is determined.
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

(In millions)	2025	2024	2023
Gross favorable	$130	$122	$106
Gross unfavorable	(64)	(91)	(62)
Net adjustments	$66	$31	$44
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
Retirement Benefits
We sponsor funded and unfunded domestic and international pension plans for certain of our employees. Beginning on January 1, 2010, we initiated actions to commence the closure of the pension plans to new entrants. We provide employees hired subsequent to these closures with defined-contribution benefits. Our pension benefit obligations are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses or benefits include the expected long-term rates of return on plan assets and discount rates. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increases. We evaluate and update these assumptions annually.

To determine the weighted-average expected long-term rate of return on plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on plan assets will decrease pension income. For both 2025 and 2024, the assumed expected long-term rate of return on plan assets used in calculating pension income was 7.16%. For 2025, the assumed rate of return for our domestic plans, which represent approximately 89% of our total pension assets, was 7.25%. Net periodic benefit income is sensitive to changes in the expected long-term rate of return on plan assets.
The discount rate enables us to state expected future benefit payments as a present value on the measurement date, reflecting the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high-quality fixed income investments available for the period to maturity of the pension benefits, which fluctuate as long-term interest rates change. A lower discount rate increases the present value of the benefit obligations and generally decreases pension income. In 2025, the weighted-average discount rate used in calculating pension income was 5.73%, compared with 5.19% in 2024.  For our domestic plans, the assumed discount rate was 5.80% in 2025, compared with 5.25% in 2024. A change of 50 basis-points higher or lower, with all other assumptions held constant, in this weighted-average discount rate in 2025 would have changed our pension income for our domestic plans by approximately $10 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  For our manufacturing operations, we manage our foreign currency transaction exposures by entering into foreign currency exchange contracts. These contracts generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. The notional amount of outstanding foreign currency exchange contracts was $477 million and $464 million at January 3, 2026 and December 28, 2024, respectively.
Interest Rate Risk
Our financial results are affected by changes in interest rates. As part of managing this risk, we seek to achieve a prudent balance between floating- and fixed-rate exposures. We continually monitor our mix of these exposures and adjust the mix, as necessary. For our Finance group, we generally limit our risk to changes in interest rates with a strategy of matching floating-rate assets with floating-rate liabilities. This strategy includes the use of interest rate swap agreements. We had interest rate swap agreements with a total notional amount of $264 million at January 3, 2026 and $289 million at December 28, 2024, which effectively converted certain floating-rate debt to a fixed-rate equivalent.
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

	January 3, 2026			December 28, 2024
(In millions)	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change	Carrying Value*	Fair Value*	Sensitivity of Fair Value to a 10% Change
Manufacturing group
Foreign currency exchange risk
Foreign currency exchange contracts	$(4)	$(4)	$34	$(14)	$(14)	$31
Interest rate risk
Debt	(3,459)	(3,406)	(66)	(3,164)	(2,989)	(49)
Finance group
Interest rate risk
Finance receivables	493	528	12	439	454	9
Debt	(339)	(312)	—	(341)	(311)	—
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

Consolidated Statements of Operations
For each of the years in the three-year period ended January 3, 2026

(In millions, except per share data)	2025	2024	2023
Revenues
Manufacturing product revenues	$12,732	$11,375	$11,573
Manufacturing service revenues	1,992	2,277	2,055
Finance revenues	75	50	55
Total revenues	14,799	13,702	13,683
Costs, expenses and other
Cost of products sold	10,608	9,403	9,206
Cost of services sold	1,496	1,797	1,629
Research and development costs	521	491	570
Selling and administrative expense	1,173	1,156	1,225
Interest expense, net	126	97	77
Special charges	4	78	126
Non-service components of pension and postretirement income, net	(266)	(263)	(237)
Total costs, expenses and other	13,662	12,759	12,596
Income from continuing operations before income taxes	1,137	943	1,087
Income tax expense	214	118	165
Income from continuing operations	923	825	922
Loss from discontinued operations	(2)	(1)	(1)
Net income	$921	$824	$921
Basic earnings per share
Continuing operations	$5.16	$4.38	$4.62
Discontinued operations	(0.01)	—	(0.01)
Basic earnings per share	$5.15	$4.38	$4.61
Diluted earnings per share
Continuing operations	$5.12	$4.34	$4.57
Discontinued operations	(0.01)	(0.01)	(0.01)
Diluted earnings per share	$5.11	$4.33	$4.56
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
For each of the years in the three-year period ended January 3, 2026

(In millions)	2025	2024	2023
Net income	$921	$824	$921
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	298	419	(82)
Foreign currency translation adjustments, net of reclassifications	132	(71)	45
Deferred gains (losses) on hedge contracts, net of reclassifications	3	(8)	5
Total other comprehensive income (loss), net of tax	433	340	(32)
Comprehensive income	$1,354	$1,164	$889
See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	January 3, 2026	December 28, 2024
Assets
Manufacturing group
Cash and equivalents	$1,940	$1,386
Accounts receivable, net	823	949
Inventories	4,278	4,071
Other current assets	872	687
Total current assets	7,913	7,093
Property, plant and equipment, net	2,590	2,529
Goodwill	2,321	2,288
Other assets	4,628	4,248
Total Manufacturing group assets	17,452	16,158
Finance group
Cash and equivalents	85	55
Finance receivables, net	574	603
Other assets	18	22
Total Finance group assets	677	680
Total assets	$18,129	$16,838
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$5	$357
Accounts payable	1,185	943
Other current liabilities	3,163	3,094
Total current liabilities	4,353	4,394
Other liabilities	1,980	1,945
Long-term debt	3,534	2,890
Total Manufacturing group liabilities	9,867	9,229
Finance group
Other liabilities	48	64
Debt	339	341
Total Finance group liabilities	387	405
Total liabilities	10,254	9,634
Shareholders’ equity
Common stock (175.0 million and 184.0 million shares issued, respectively, and 174.3 million and 183.0 million shares outstanding, respectively)	22	23
Capital surplus	1,995	1,960
Treasury stock	(55)	(82)
Retained earnings	5,784	5,607
Accumulated other comprehensive income (loss)	129	(304)
Total shareholders’ equity	7,875	7,204
Total liabilities and shareholders’ equity	$18,129	$16,838
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$26	$1,880	$(84)	$5,903	$(612)	$7,113
Net income	—	—	—	921	—	921
Other comprehensive loss	—	—	—	—	(32)	(32)
Dividends declared ($0.08 per share)	—	—	—	(16)	—	(16)
Share-based compensation activity	—	179	—	—	—	179
Purchases of common stock, including excise tax*	—	—	(1,178)	—	—	(1,178)
Retirement of treasury stock	(2)	(149)	1,097	(946)	—	—
Balance at December 30, 2023	24	1,910	(165)	5,862	(644)	6,987
Net income	—	—	—	824	—	824
Other comprehensive income	—	—	—	—	340	340
Dividends declared ($0.08 per share)	—	—	—	(16)	—	(16)
Share-based compensation activity	1	199	—	—	—	200
Purchases of common stock, including excise tax*	—	—	(1,131)	—	—	(1,131)
Retirement of treasury stock	(2)	(149)	1,214	(1,063)	—	—
Balance at December 28, 2024	23	1,960	(82)	5,607	(304)	7,204
Net income	—	—	—	921	—	921
Other comprehensive income	—	—	—	—	433	433
Dividends declared ($0.08 per share)	—	—	—	(14)	—	(14)
Share-based compensation activity	—	159	—	—	—	159
Purchases of common stock, including excise tax*	—	—	(828)	—	—	(828)
Retirement of treasury stock	(1)	(124)	855	(730)	—	—
Balance at January 3, 2026	$22	$1,995	$(55)	$5,784	$129	$7,875
*Includes amounts accrued for excise tax imposed on common share repurchases that totaled $6 million in 2025, $9 million in 2024 and $10 million in 2023.
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For each of the years in the three-year period ended January 3, 2026

	Consolidated
(In millions)	2025	2024	2023
Cash flows from operating activities
Income from continuing operations	$923	$825	$922
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	401	382	395
Deferred income taxes	155	(48)	(192)
Asset impairments and powersports inventory charge	1	41	88
Gain on business disposition	(4)	—	—
Other, net	134	102	90
Changes in assets and liabilities:
Accounts receivable, net	107	(96)	(9)
Inventories	(264)	(194)	(359)
Other assets	(76)	205	267
Accounts payable	197	(69)	2
Other liabilities	32	95	276
Income taxes, net	(45)	(26)	4
Pension, net	(232)	(225)	(202)
Captive finance receivables, net	(17)	(1)	(17)
Other operating activities, net	1	24	2
Net cash provided by operating activities of continuing operations	1,313	1,015	1,267
Net cash used in operating activities of discontinued operations	(1)	(1)	(1)
Net cash provided by operating activities	1,312	1,014	1,266
Cash flows from investing activities
Capital expenditures	(383)	(364)	(402)
Net proceeds from corporate-owned life insurance policies	80	85	40
Net proceeds from business disposition	16	—	—
Proceeds from sale of property, plant and equipment	9	4	18
Net cash used in business acquisitions	(1)	(13)	(1)
Finance receivables repaid	42	25	26
Finance receivables originated	(58)	(21)	—
Proceeds from the disposition of non-captive assets	72	—	—
Other investing activities, net	16	—	2
Net cash used in investing activities	(207)	(284)	(317)
Cash flows from financing activities
Net proceeds from long-term debt	991	—	348
Principal payments on long-term debt and nonrecourse debt	(720)	(377)	(44)
Purchases of Textron common stock	(822)	(1,122)	(1,168)
Proceeds from exercise of stock options	40	88	73
Dividends paid	(18)	(12)	(16)
Other financing activities, net	(14)	(31)	(6)
Net cash used in financing activities	(543)	(1,454)	(813)
Effect of exchange rate changes on cash and equivalents	22	(16)	10
Net increase (decrease) in cash and equivalents	584	(740)	146
Cash and equivalents at beginning of year	1,441	2,181	2,035
Cash and equivalents at end of year	$2,025	$1,441	$2,181
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows continued
For each of the years in the three-year period ended January 3, 2026

	Manufacturing Group			Finance Group
(In millions)	2025	2024	2023	2025	2024	2023
Cash flows from operating activities
Income from continuing operations	$878	$796	$884	$45	$29	$38
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Non-cash items:
Depreciation and amortization	401	382	395	—	—	—
Deferred income taxes	180	(46)	(188)	(25)	(2)	(4)
Asset impairments and powersports inventory charge	1	41	88	—	—	—
Gain on business disposition	(4)	—	—	—	—	—
Other, net	136	115	110	(2)	(13)	(20)
Changes in assets and liabilities:
Accounts receivable, net	107	(96)	(9)	—	—	—
Inventories	(264)	(194)	(359)	—	—	—
Other assets	(74)	205	261	(2)	—	6
Accounts payable	197	(69)	2	—	—	—
Other liabilities	38	100	281	(6)	(5)	(5)
Income taxes, net	(63)	(25)	5	18	(1)	(1)
Pension, net	(232)	(225)	(202)	—	—	—
Dividends received from Finance group	25	—	—	—	—	—
Other operating activities, net	1	24	2	—	—	—
Net cash provided by operating activities of continuing operations	1,327	1,008	1,270	28	8	14
Net cash used in operating activities of discontinued operations	(1)	(1)	(1)	—	—	—
Net cash provided by operating activities	1,326	1,007	1,269	28	8	14
Cash flows from investing activities
Capital expenditures	(383)	(364)	(402)	—	—	—
Net proceeds from corporate-owned life insurance policies	80	85	40	—	—	—
Net proceeds from business disposition	16	—	—	—	—	—
Proceeds from sale of property, plant and equipment	9	4	18	—	—	—
Net cash used in business acquisitions	(1)	(13)	(1)	—	—	—
Finance receivables repaid	—	—	—	208	133	169
Finance receivables originated	—	—	—	(241)	(130)	(160)
Proceeds from the disposition of non-captive assets	—	—	—	72	—	—
Other investing activities, net	15	—	—	1	—	2
Net cash provided by (used in) investing activities	(264)	(288)	(345)	40	3	11
Cash flows from financing activities
Net proceeds from long-term debt	991	—	348	—	—	—
Principal payments on long-term debt and nonrecourse debt	(707)	(361)	(7)	(13)	(16)	(37)
Purchases of Textron common stock	(822)	(1,122)	(1,168)	—	—	—
Proceeds from exercise of stock options	40	88	73	—	—	—
Dividends paid	(18)	(12)	(16)	(25)	—	—
Other financing activities, net	(14)	(31)	(6)	—	—	—
Net cash used in financing activities	(530)	(1,438)	(776)	(38)	(16)	(37)
Effect of exchange rate changes on cash and equivalents	22	(16)	10	—	—	—
Net increase (decrease) in cash and equivalents	554	(735)	158	30	(5)	(12)
Cash and equivalents at beginning of year	1,386	2,121	1,963	55	60	72
Cash and equivalents at end of year	$1,940	$1,386	$2,121	$85	$55	$60
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
U.S. Government Contracts
Our contracts with the U.S. Government generally include the design, development, manufacture or modification of aerospace and defense products and related support services. These contracts, which also include those under the U.S. Government-sponsored foreign military sales program, accounted for approximately 27% of total revenues in 2025.  The customer typically contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which often results in the delivery of multiple units. Accordingly, the entire contract is accounted for as one performance obligation. In certain circumstances, a contract may include both production and support services, such as logistics and parts plans, which are considered to be distinct in the context of the contract and represent separate performance obligations. When a contract is separated into more than one performance obligation, we generally utilize the expected cost plus a margin approach to determine the standalone selling prices when allocating the transaction price.
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
Approximately 53% of our 2025 revenues with the U.S. Government were under fixed-price and fixed-price incentive contracts. Under the typical payment terms of these contracts, the customer pays us either performance-based or progress payments. Performance-based payments represent interim payments of up to 90% of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments of up to 80% of costs incurred as the work progresses. Because the customer retains a small portion of the contract price until completion of the contract, these contracts generally result in revenue recognized in excess of billings. Amounts billed and due from our customers are classified in Accounts receivable, net. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For cost-type contracts, we are generally paid for our actual costs incurred within a short period of time.
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
In 2025, 2024 and 2023, our cumulative catch-up adjustments increased segment profit by $66 million, $31 million and $44 million, respectively, and net income by $50 million, $24 million and $34 million, respectively ($0.28, $0.12 and $0.17 per diluted share, respectively). Revenues increased by $66 million, $32 million and $42 million in 2025, 2024 and 2023, respectively, related to changes in profit booking rates for performance obligations satisfied in prior periods.
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

Note 2. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Total
Balance at December 30, 2023	$633	$37	$1,010	$470	$145	$2,295
Acquisitions	—	—	—	—	10	10
Foreign currency translation	(1)	—	—	(7)	(9)	(17)
Balance at December 28, 2024	632	37	1,010	463	146	2,288
Foreign currency translation	1	—	—	13	19	33
Balance at January 3, 2026	$633	$37	$1,010	$476	$165	$2,321
Intangible Assets
Our intangible assets are summarized below:

		January 3, 2026			December 28, 2024
(Dollars in millions)	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	18	$201	$(12)	$189	$199	$(11)	$188
Patents and technology	15	515	(387)	128	509	(360)	149
Customer relationships and contractual agreements	15	358	(337)	21	356	(331)	25
Total		$1,074	$(736)	$338	$1,064	$(702)	$362
Trade names and trademarks in the table above include $169 million of indefinite-lived intangible assets at both January 3, 2026 and December 28, 2024. Amortization expense totaled $32 million, $34 million and $39 million, in 2025, 2024 and 2023, respectively. Amortization expense is estimated to be approximately $29 million, $28 million, $27 million, $26 million and $9 million in 2026, 2027, 2028, 2029 and 2030, respectively.

Note 3. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	January 3, 2026	December 28, 2024
Commercial	$690	$738
U.S. Government contracts	149	230
	839	968
Allowance for credit losses	(16)	(19)
Total	$823	$949
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	January 3, 2026	December 28, 2024
Finance receivables	$593	$622
Allowance for credit losses	(19)	(19)
Total finance receivables, net	$574	$603
Finance receivables primarily includes loans provided to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters. These loans generally have initial terms ranging from five years to twelve years and amortization terms ranging from five years to fifteen years; the average loan balance was $2.1 million at January 3, 2026. Loans generally require the customer to pay a significant down payment, along with periodic scheduled principal payments that reduce the outstanding balance through the term of the loan. Our finance receivables are diversified across geographic region and borrower industry. At January 3,

2026, 73% of our finance receivables were distributed internationally and 27% throughout the U.S., compared with 58% and 42%, respectively, at December 28, 2024.
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
Finance receivables categorized based on the credit quality indicators and by delinquency aging category are summarized as follows:

(Dollars in millions)	January 3, 2026	December 28, 2024
Performing	$578	$612
Watchlist	13	—
Nonaccrual	2	10
Nonaccrual as a percentage of finance receivables	0.34%	1.61%
Current and less than 31 days past due	$584	$609
31-60 days past due	9	13
61-90 days past due	—	—
Over 90 days past due	—	—
60+ days contractual delinquency as a percentage of finance receivables	—%	—%
At January 3, 2026, 63% of our performing finance receivables were originated since the beginning of 2023 and 18% were originated from 2020 to 2022 with the remainder prior to 2020. For finance receivables categorized as watchlist, 100% were originated from 2023 to 2024, and for nonaccrual, 100% were originated prior to 2020.
On a quarterly basis, we evaluate individual larger balance accounts for impairment.  A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified.  If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Our impaired finance receivables were insignificant at January 3, 2026 and December 28, 2024.

Note 4. Inventories
Inventories are composed of the following:

(In millions)	January 3, 2026	December 28, 2024
Finished goods	$1,104	$1,138
Work in process	2,065	1,769
Raw materials and components	1,109	1,164
Total	$4,278	$4,071
At January 3, 2026, 71% of inventories were valued using the LIFO method, compared with 69% at December 28, 2024. Inventories valued at LIFO cost would have been higher by approximately $1.1 billion and $877 million, at January 3, 2026 and December 28, 2024, respectively, if they had been valued using the FIFO method.
Note 5. Property, Plant and Equipment, Net
Our Manufacturing group’s property, plant and equipment, net is composed of the following:

(Dollars in millions)	Useful Lives (in years)			January 3, 2026	December 28, 2024
Land, buildings and improvements	2	-	40	$2,514	$2,364
Machinery and equipment	2	-	20	5,860	5,636
				8,374	8,000
Accumulated depreciation and amortization				(5,784)	(5,471)
Total				$2,590	$2,529
The Manufacturing group's depreciation expense totaled $365 million, $344 million and $353 million in 2025, 2024 and 2023, respectively. Property, plant and equipment, net includes non-cash activity of $51 million in 2025, reflecting property, plant and equipment acquired but not yet paid for. This non-cash activity has been excluded from the relevant line items on the Consolidated Statements of Cash Flows. Non-cash property, plant and equipment activity for 2024 and 2023 was not significant.
Note 6. Accounts Payable and Liabilities
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers for a maximum amount of $200 million that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. This financing arrangement expires in April 2027. At January 3, 2026 and December 28, 2024, the amount due under the supplier financing arrangement was $108 million and $50 million, respectively. During 2025, the amounts added under this arrangement totaled $279 million and the amounts settled totaled $221 million.
Other Current Liabilities
The other current liabilities of our Manufacturing group are summarized below:

(In millions)	January 3, 2026	December 28, 2024
Contract liabilities	$1,897	$1,734
Salaries, wages and employer taxes	442	456
Current portion of warranty and product repair and maintenance program liabilities	138	177
Other	686	727
Total	$3,163	$3,094

Warranty Liability
Changes in our current and non-current warranty liability are as follows:

(In millions)	2025	2024	2023
Balance at beginning of year	$173	$172	$149
Provision	82	79	76
Changes to estimates	35	(2)	13
Settlements	(89)	(72)	(69)
Other*	(18)	(4)	3
Balance at end of year	$183	$173	$172
* Other includes business dispositions and currency translation adjustments.
Note 7. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our leases have remaining lease terms up to 25 years, which include options to extend the lease term for periods up to 20 years when it is reasonably certain the option will be exercised.
Operating lease cost totaled $73 million, $74 million and $69 million in 2025, 2024 and 2023, respectively. Cash paid for operating lease liabilities approximated the lease expense and is classified in cash flows from operating activities. Noncash transactions related to operating leases totaled $82 million, $49 million and $54 million in 2025, 2024 and 2023, respectively, reflecting the recognition of operating lease assets and liabilities for new or modified leases and changes from the reassessment of lease options. In 2024, non-cash transactions included the recognition of a $72 million asset and liability related to a new finance lease that matures in 2028. Finance lease, variable and short-term lease costs were not significant.
Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	January 3, 2026	December 28, 2024
Operating leases:
Other assets	$390	$360
Other current liabilities	58	55
Other liabilities	346	316
Weighted-average remaining lease term (in years)	9.5	10.0
Weighted-average discount rate	4.97%	4.84%
Finance leases:
Property, plant and equipment, less accumulated amortization of $14 million and $9 million, respectively	$95	$95
Long-term debt, including current portion	100	97
Weighted-average remaining lease term (in years)	5.9	5.9
Weighted-average discount rate	6.63%	6.72%
At January 3, 2026, maturities of our operating lease liabilities on an undiscounted basis totaled $74 million for 2026, $65 million for 2027, $60 million for 2028, $55 million for 2029, $48 million for 2030 and $213 million thereafter.

Note 8. Debt and Credit Facilities
Our debt is summarized in the table below:

(In millions)	January 3, 2026	December 28, 2024
Manufacturing group
3.875% due 2025	$—	$350
4.00% due 2026*	—	350
3.65% due 2027	350	350
3.375% due 2028	300	300
3.90% due 2029	300	300
3.00% due 2030	650	650
2.45% due 2031	500	500
6.10% due 2033	350	350
5.50% due 2035	500	—
4.95% due 2036	500	—
Other (weighted-average rate of 6.08% and 5.87%, respectively)	89	97
Total Manufacturing group debt	$3,539	$3,247
Less: Current portion of long-term debt	(5)	(357)
Total Long-term debt	$3,534	$2,890
Finance group
Variable-rate note due 2028 (weighted-average rate of 5.04% and 5.70%, respectively)	$25	$25
Fixed-rate note due 2027 (4.40%)	50	50
Floating Rate Junior Subordinated Notes due 2067 (5.85% and 6.52%, respectively)	264	264
Other	—	2
Total Finance group debt	$339	$341
* On December 31, 2025, we repaid our $350 million 4.00% notes due in March 2026.
The following table shows required principal payments during the next five years on debt outstanding at January 3, 2026:

(In millions)	2026	2027	2028	2029	2030
Manufacturing group	$5	$355	$375	$301	$651
Finance group	—	50	25	—	—
Total	$5	$405	$400	$301	$651
On October 16, 2025, Textron entered into a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2030 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. The new facility replaces the prior 5-year facility which was scheduled to expire in October 2027. At January 3, 2026 and December 28, 2024, there were no amounts borrowed against either facility. At January 3, 2026, there were no letters of credit issued and outstanding under the new facility, and at December 28, 2024, there was a $9 million letter of credit issued and outstanding under the prior facility.
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
Support Agreement
Under a Support Agreement between Textron and TFC, Textron is required to maintain a controlling interest in TFC. The agreement, as amended in December 2015, also requires Textron to ensure that TFC maintains fixed charge coverage of no less than 125% and consolidated shareholders' equity of no less than $125 million. There were no cash contributions required to be paid to TFC in 2025, 2024 and 2023 to maintain compliance with the support agreement.

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
We manufacture and sell our products in a number of countries throughout the world, and, therefore, we are exposed to movements in foreign currency exchange rates. We primarily utilize foreign currency exchange contracts with maturities of no more than three years to manage this volatility. These contracts qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and overhead expenses. Net gains and losses recognized in earnings and Accumulated other comprehensive income (loss) on cash flow hedges, including gains and losses related to hedge ineffectiveness, were not significant in the periods presented.
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique.  The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers.  These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At January 3, 2026 and December 28, 2024, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $477 million and $464 million, respectively. At January 3, 2026, the fair value amounts of our foreign currency exchange contracts were a $6 million asset and a $10 million liability. At December 28, 2024, the fair value amount of our foreign currency exchange contracts was a $5 million asset and a $19 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. The fair value of these interest rate swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2. The fair value of our outstanding interest rate swap agreements was a $1 million and an $8 million asset at January 3, 2026 and December 28, 2024, respectively.
At January 3, 2026 and December 28, 2024, our Finance group had interest rate swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $264 million that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.16% and 5.20%, respectively. At January 3, 2026, these agreements have maturities ranging from August 2026 to August 2030. At December 28, 2024, we also had an interest rate swap agreement with a notional amount of $25 million that matured in June 2025 and effectively converted variable-rate interest on a term loan to a fixed rate of 4.13%.

Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	January 3, 2026		December 28, 2024
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Manufacturing group
Debt, excluding leases	$(3,459)	$(3,406)	$(3,164)	$(2,989)
Finance group
Finance receivables, excluding leases	493	528	439	454
Debt	(339)	(312)	(341)	(311)
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
Note 10. Shareholders’ Equity
Capital Stock
We have authorization for 15 million shares of preferred stock with a par value of $0.01 and 500 million shares of common stock with a par value of $0.125.  Outstanding common stock activity is presented below:

(In thousands)	2025	2024	2023
Balance at beginning of year	182,964	192,898	206,161
Share repurchases	(10,650)	(12,890)	(16,169)
Share-based compensation activity	1,996	2,956	2,906
Balance at end of year	174,310	182,964	192,898
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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

(In thousands)	2025	2024	2023
Basic weighted-average shares outstanding	178,895	188,318	199,719
Dilutive effect of stock options	1,363	1,989	2,055
Diluted weighted-average shares outstanding	180,258	190,307	201,774
In 2025, 2024 and 2023, stock options to purchase 2.0 million, 0.9 million and 1.5 million shares, respectively, of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2023	$(598)	$(49)	$3	$(644)
Other comprehensive income before reclassifications	418	(74)	(9)	335
Reclassified from Accumulated other comprehensive income (loss)	1	3	1	5
Balance at December 28, 2024	$(179)	$(120)	$(5)	$(304)
Other comprehensive income before reclassifications	299	134	(2)	431
Reclassified from Accumulated other comprehensive income (loss)	(1)	(2)	5	2
Balance at January 3, 2026	$119	$12	$(2)	$129
Other Comprehensive Income (Loss)
The before and after-tax components of other comprehensive income (loss) are presented below:

	2025			2024			2023
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After- Tax Amount
Pension and postretirement benefits adjustments:
Unrealized gains (losses)	$430	$(108)	$322	$568	$(136)	$432	$(102)	$25	$(77)
Amortization of net actuarial gain*	(9)	2	(7)	(5)	1	(4)	(7)	2	(5)
Amortization of prior service cost*	9	(3)	6	8	(3)	5	8	(3)	5
Recognition of prior service cost	(29)	6	(23)	(19)	5	(14)	(7)	2	(5)
Pension and postretirement benefits adjustments, net	401	(103)	298	552	(133)	419	(108)	26	(82)
Foreign currency translation adjustments:
Foreign currency translation adjustments	134	—	134	(74)	—	(74)	45	—	45
Business disposition	(2)	—	(2)	—	—	—	—	—	—
Other	—	—	—	3	—	3	—	—	—
Foreign currency translation adjustments, net	132	—	132	(71)	—	(71)	45	—	45
Deferred gains (losses) on hedge contracts:
Current deferrals	(2)	—	(2)	(11)	2	(9)	(2)	1	(1)
Reclassification adjustments	6	(1)	5	2	(1)	1	8	(2)	6
Deferred gains (losses) on hedge contracts, net	4	(1)	3	(9)	1	(8)	6	(1)	5
Total	$537	$(104)	$433	$472	$(132)	$340	$(57)	$25	$(32)
* These components of other comprehensive income (loss) are included in the computation of net periodic pension cost (income). See Note 14 for additional information.

Note 11. Segment Financial Information
For the periods presented, we operate in, and report financial information for, the following six operating segments: Textron Aviation, Bell, Textron Systems, Industrial, Textron eAviation and Finance. The accounting policies of these segments are the same as those described in Note 1. Effective January 4, 2026, the beginning of our 2026 fiscal year, the business activities of the Textron eAviation segment were realigned within Textron's other operating segments resulting in the elimination of the Textron eAviation segment as a separate reporting segment. Additional information regarding this segment change is provided below.
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
Bell products and services include development of the MV-75 tiltrotor aircraft, the V-22 tiltrotor aircraft, advanced military helicopters, and aftermarket parts and support services to the U.S. and non-U.S. governments. Bell also supplies commercial helicopters and aftermarket parts and services to corporate, private, law enforcement, utility, public safety and emergency medical helicopter operators, and U.S. and foreign governments.
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
Industrial products and markets include the following:
•Kautex products include blow-molded plastic fuel systems, including conventional plastic fuel tanks and pressurized fuel tanks for hybrid vehicle applications, clear-vision systems, plastic tanks for selective catalytic reduction systems and battery systems for use in electric vehicles, from hybrid to full battery-powered, that are sold to automobile OEMs; and
•Textron Specialized Vehicles products include golf cars, utility vehicles, light transportation vehicles, aviation ground support equipment, professional turf-maintenance equipment and specialized turf-care vehicles that are marketed primarily to golf courses and resorts, government agencies and municipalities, consumers, outdoor enthusiasts, and commercial and industrial users.
The Textron eAviation segment has been focused on research and development initiatives related to sustainable aviation solutions and also manufactures a family of light aircraft and gliders with both electric and combustion engines. Under the segment realignment mentioned above, effective at the beginning of our 2026 fiscal year, a significant part of Textron eAviation, including Pipistrel, will become part of the Textron Aviation segment to enable the business to more effectively leverage the development, manufacturing and sales expertise at Textron Aviation. In addition, Textron eAviation’s manned and unmanned products for military applications and related research and development activities will be included in the results of the Textron Systems segment, which is best suited to provide more direct access to the targeted customer base for these products. Lastly, certain Textron eAviation research and development activities encompassing digital flight control and air vehicle management systems, which we expect will benefit several of our segments, will be reported within corporate expenses.
The Finance segment provides financing primarily to purchasers of new and pre-owned Textron Aviation aircraft and Bell helicopters.
Segment profit is an important financial measure. Through 2025, Textron’s Chief Operating Decision Maker (CODM) was its Chairman and Chief Executive Officer, Scott Donnelly. Effective January 4, 2026, the beginning of our 2026 fiscal year, Lisa Atherton became Textron's President and Chief Executive Officer, and CODM, succeeding Mr. Donnelly. Our CODM utilizes segment profit to evaluate the performance of the segments to establish management's compensation and for decision-making purposes, including the allocation of capital resources between segments. Segment profit for the manufacturing segments excludes the non-service components of pension and postretirement income, net; LIFO inventory provision; intangible asset amortization; interest expense, net for Manufacturing group; certain corporate expenses; gains/losses on major business dispositions; special charges; and the inventory valuation charge to write down production-related powersports inventory discussed in Note 15. The measurement for the Finance segment includes interest income and expense along with intercompany interest income and expense.

Our revenues and expenses by segment are provided below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
2025
Revenues	$5,955	$4,282	$1,247	$3,213	$27	$75	$14,799
Costs and expenses:
Cost of sales	4,637	3,537	939	2,733	27	—	11,873
Research and development costs	214	153	45	67	42	—	521
Selling and administrative expense	410	229	88	268	21	8	1,024
Interest expense, net	—	—	—	—	—	18	18
Segment profit (loss)	$694	$363	$175	$145	$(63)	$49	$1,363
2024
Revenues	$5,284	$3,579	$1,241	$3,515	$33	$50	$13,702
Costs and expenses:
Cost of sales	4,102	2,899	929	2,993	29	—	10,952
Research and development costs	208	97	51	72	63	—	491
Selling and administrative expense	408	213	107	299	17	(4)	1,040
Interest expense, net	—	—	—	—	—	19	19
Segment profit (loss)	$566	$370	$154	$151	$(76)	$35	$1,200
2023
Revenues	$5,373	$3,147	$1,235	$3,841	$32	$55	$13,683
Costs and expenses:
Cost of sales	4,116	2,392	925	3,221	35	—	10,689
Research and development costs	199	192	53	80	46	—	570
Selling and administrative expense	409	243	110	312	14	(6)	1,082
Interest expense, net	—	—	—	—	—	15	15
Segment profit (loss)	$649	$320	$147	$228	$(63)	$46	$1,327
A reconciliation of segment profit to income from continuing operations before income taxes is presented below:

(In millions)	2025	2024	2023
Segment profit	$1,363	$1,200	$1,327
Unallocated amounts:
Corporate expenses and other, net	(149)	(116)	(143)
Interest expense, net for Manufacturing group	(108)	(78)	(62)
LIFO inventory provision	(199)	(176)	(107)
Intangible asset amortization	(32)	(34)	(39)
Special charges*	(4)	(78)	(126)
Inventory charge*	—	(38)	—
Non-service components of pension and postretirement income, net	266	263	237
Income from continuing operations before income taxes	$1,137	$943	$1,087
* See Note 15 for additional information.

Other information by segment is provided below:

	Assets		Capital Expenditures			Depreciation and Amortization
(In millions)	January 3, 2026	December 28, 2024	2025	2024	2023	2025	2024	2023
Textron Aviation	$4,907	$4,624	$140	$136	$138	$167	$164	$160
Bell	3,132	2,992	132	122	119	103	86	89
Textron Systems	2,107	2,036	41	40	48	48	48	41
Industrial	2,305	2,378	68	62	91	68	70	89
Textron eAviation	313	286	1	4	4	8	7	7
Finance	677	680	—	—	—	—	—	—
Corporate	4,688	3,842	1	—	2	7	7	9
Total	$18,129	$16,838	$383	$364	$402	$401	$382	$395
At January 3, 2026 and December 28, 2024, 85% and 86%, respectively, of our property, plant and equipment, net was located in the United States.
Note 12. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

(In millions)	2025	2024	2023
Aircraft	$3,922	$3,374	$3,577
Aftermarket parts and services	2,033	1,910	1,796
Textron Aviation	$5,955	$5,284	$5,373
Military aircraft and support programs	2,618	2,048	1,701
Commercial helicopters, parts and services	1,664	1,531	1,446
Bell	$4,282	$3,579	$3,147
Textron Systems	$1,247	$1,241	$1,235
Fuel systems and functional components	1,883	1,891	1,954
Specialized vehicles	1,330	1,624	1,887
Industrial	$3,213	$3,515	$3,841
Textron eAviation	$27	$33	$32
Finance	$75	$50	$55
Total revenues	$14,799	$13,702	$13,683

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Textron eAviation	Finance	Total
2025
Customer type:
Commercial	$5,579	$1,634	$306	$3,185	$27	$75	$10,806
U.S. Government	376	2,648	941	28	—	—	3,993
Total revenues	$5,955	$4,282	$1,247	$3,213	$27	$75	$14,799
Geographic location:
United States	$4,281	$3,156	$1,129	$1,668	$14	$35	$10,283
Europe	467	122	43	649	7	1	1,289
South and Latin America	628	281	7	336	2	26	1,280
Other international	579	723	68	560	4	13	1,947
Total revenues	$5,955	$4,282	$1,247	$3,213	$27	$75	$14,799
2024
Customer type:
Commercial	$4,985	$1,490	$292	$3,482	$33	$50	$10,332
U.S. Government	299	2,089	949	33	—	—	3,370
Total revenues	$5,284	$3,579	$1,241	$3,515	$33	$50	$13,702
Geographic location:
United States	$4,019	$2,644	$1,112	$1,865	$19	$17	$9,676
Europe	371	85	45	693	11	5	1,210
South and Latin America	336	201	12	306	—	19	874
Other international	558	649	72	651	3	9	1,942
Total revenues	$5,284	$3,579	$1,241	$3,515	$33	$50	$13,702
2023
Customer type:
Commercial	$5,155	$1,407	$282	$3,819	$32	$55	$10,750
U.S. Government	218	1,740	953	22	—	—	2,933
Total revenues	$5,373	$3,147	$1,235	$3,841	$32	$55	$13,683
Geographic location:
United States	$3,873	$2,228	$1,103	$2,067	$17	$17	$9,305
Europe	432	149	54	766	11	2	1,414
South and Latin America	284	224	12	300	1	21	842
Other international	784	546	66	708	3	15	2,122
Total revenues	$5,373	$3,147	$1,235	$3,841	$32	$55	$13,683
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenue in future periods when we perform under the contracts.  These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At January 3, 2026, we had $18.8 billion in remaining performance obligations of which we expect to recognize revenues of approximately 80% through 2027, an additional 15% through 2029, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At January 3, 2026 and December 28, 2024, contract assets totaled $451 million and $345 million, respectively, and contract liabilities totaled $2.1 billion and $1.9 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. During 2025, 2024 and 2023, we recognized revenues of $1.2 billion, $1.1 billion and $953 million, respectively, that were included in the contract liability balance at the beginning of each year.

Note 13. Share-Based Compensation
Under our 2024 Long-Term Incentive Plan (the 2024 Plan), which replaced our 2015 Long-Term Incentive Plan (the 2015 Plan) in April 2024, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards. A maximum of 10 million shares is authorized for issuance for all purposes under the 2024 Plan plus any shares that become available upon cancellation, forfeiture or expiration of awards granted under the 2015 Plan. Under the 2024 Plan, the maximum number of shares that may be issued pursuant to awards payable in shares, such as restricted stock, restricted stock units, performance stock, performance share units, or other awards is 3.127 million, plus any shares that become available upon cancellation, forfeiture or expiration of such awards which were granted under the 2015 Plan. For 2025, 2024 and 2023, the awards granted under these plans primarily included stock options, restricted stock units and performance share units.
Share-based compensation costs are reflected primarily in selling and administrative expense.  Compensation expense included in net income for our share-based compensation plans is as follows:

(In millions)	2025	2024	2023
Compensation expense	$81	$66	$94
Income tax benefit	(20)	(16)	(23)
Total compensation expense included in net income	$61	$50	$71
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
As of January 3, 2026, we had not recognized $27 million of total compensation costs associated with unvested awards subject only to service conditions. We expect to recognize compensation expense for these awards over a weighted-average period of approximately two years. We typically grant stock appreciation rights to selected non-U.S. employees. At January 3, 2026, outstanding stock appreciation rights totaled 386,329 with a weighted-average exercise price of $68.05 and a weighted-average remaining contractual life of 6.2 years; these units had an intrinsic value of $7 million, compared to $6 million at December 28, 2024.
Stock Options
Stock option compensation expense was $24 million, $25 million and $23 million in 2025, 2024 and 2023, respectively. Options to purchase our shares have a maximum term of ten years and generally vest ratably over a three-year period. Stock option compensation cost is calculated under the fair value approach using the Black-Scholes option-pricing model to determine the fair value of options granted on the date of grant. The expected volatility used in this model is based on historical volatilities and implied volatilities from traded options on our common stock. The expected term is based on historical option exercise data, which is adjusted to reflect any anticipated changes in expected behavior.
We grant options annually on the first day of March. The assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	2025	2024	2023
Fair value of options at grant date	$22.01	$27.69	$23.83
Dividend yield	0.1%	0.1%	0.1%
Expected volatility	25.1%	27.2%	29.4%
Risk-free interest rate	4.1%	4.3%	4.2%
Expected term (in years)	4.8	4.8	4.8

The stock option activity during 2025 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	6,649	$61.70
Granted	1,022	74.73
Exercised	(809)	(52.23)
Forfeited or expired	(70)	(79.25)
Outstanding at end of year	6,792	$64.61
Exercisable at end of year	4,791	$58.58
At January 3, 2026, our outstanding options had an aggregate intrinsic value of $154 million and a weighted-average remaining contractual life of 5.4 years.  Our exercisable options had an aggregate intrinsic value of $137 million and a weighted-average remaining contractual life of 4.2 years at January 3, 2026.  The total intrinsic value of options exercised during 2025, 2024 and 2023 was $24 million, $78 million and $50 million, respectively.
Restricted Stock Units
We issue restricted stock units that include the right to receive dividend equivalents upon vesting and are settled in either cash or stock. Grants of restricted stock units vest in full on the third anniversary of the grant date. Compensation cost is determined using the fair value of these units based on the trading price of our common stock. For units payable in stock, we use the trading price on the grant date, while units payable in cash are remeasured using the price at each reporting period date.
The 2025 activity for restricted stock units is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	331	$75.50	631	$77.75
Granted	129	73.07	259	74.72
Vested	(101)	(70.65)	(195)	(71.14)
Forfeited	—	—	(22)	(78.39)
Outstanding at end of year, nonvested	359	$75.99	673	$78.48
The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

(In millions)	2025	2024	2023
Fair value of awards vested	$22	$42	$45
Cash paid	15	33	34
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
The 2025 activity for our performance share units is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	394	$80.81
Granted	202	74.73
Vested	(200)	(73.19)
Outstanding at end of year, nonvested	396	$81.57

The fair value of the performance share units that vested and/or amounts paid under these awards is as follows:

(In millions)	2025	2024	2023
Fair value of awards vested	$18	$13	$19
Cash paid	16	35	27
Note 14. Retirement Plans
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits covering certain of our U.S. and Non-U.S. employees. Substantially all of our employees are covered by defined contribution plans. The largest of these plans, the Textron Savings Plan, is a qualified 401(k) plan subject to the Employee Retirement Income Security Act of 1974 (ERISA). Our defined contribution plans cost $178 million, $164 million and $154 million in 2025, 2024 and 2023, respectively. We also provide post-retirement benefits other than pensions for certain retired employees in the U.S. that include healthcare, dental care, Medicare Part B reimbursement and life insurance.
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
Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss) (OCI) are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
(In millions)	2025	2024	2023	2025	2024	2023
Net periodic benefit income
Service cost	$63	$69	$67	$1	$1	$2
Interest cost	376	362	364	6	7	8
Expected return on plan assets	(648)	(635)	(610)	—	—	—
Amortization of prior service cost (credit)	10	9	11	(1)	(1)	(3)
Amortization of net actuarial loss (gain)	(1)	3	1	(8)	(8)	(8)
Net periodic benefit income*	$(200)	$(192)	$(167)	$(2)	$(1)	$(1)
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial loss (gain)	$(427)	$(561)	$109	$(3)	$(7)	$(7)
Current year prior service cost	29	19	7	—	—	—
Amortization of net actuarial gain (loss)	1	(3)	(1)	8	8	8
Amortization of prior service credit (cost)	(10)	(9)	(11)	1	1	3
Total recognized in OCI, before taxes	$(407)	$(554)	$104	$6	$2	$4
Total recognized in net periodic benefit income and OCI	$(607)	$(746)	$(63)	$4	$1	$3
* Excludes the cost associated with the defined-contribution component that is included in certain of our U.S.-based defined benefit pension plans of $10 million in both 2025 and 2024, and $11 million in 2023.

Obligations and Funded Status
All of our plans are measured as of our fiscal year-end. The changes in the projected benefit obligation and in the fair value of plan assets, along with our funded status, are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	January 3, 2026	December 28, 2024	January 3, 2026	December 28, 2024
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$6,788	$7,205	$121	$136
Service cost	63	69	1	1
Interest cost	376	362	6	7
Plan participants’ contributions	—	—	2	3
Actuarial losses (gains)	75	(392)	2	(7)
Benefits paid	(458)	(454)	(21)	(19)
Plan amendment	29	19	—	—
Foreign exchange rate changes and other	45	(21)	—	—
Projected benefit obligation at end of year	$6,918	$6,788	$111	$121
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$8,772	$8,413
Actual return on plan assets	1,145	806
Employer contributions	31	34
Benefits paid	(458)	(454)
Foreign exchange rate changes and other	69	(27)
Fair value of plan assets at end of year	$9,559	$8,772
Funded status at end of year	$2,641	$1,984	$(111)	$(121)
Actuarial losses (gains) for 2025 and 2024 were largely the result of changes in the discount rate utilized.
Amounts recognized in our balance sheets are as follows:

	Pension Benefits		Postretirement Benefits Other than Pensions
(In millions)	January 3, 2026	December 28, 2024	January 3, 2026	December 28, 2024
Non-current assets	$2,973	$2,311	$—	$—
Current liabilities	(29)	(29)	(14)	(15)
Non-current liabilities	(303)	(298)	(97)	(106)
Recognized in Accumulated other comprehensive income (loss), pre-tax:
Net loss (gain)	(261)	167	(63)	(69)
Prior service cost (credit)	71	52	—	(1)
The accumulated benefit obligation for all defined benefit pension plans was $6.6 billion and $6.5 billion at January 3, 2026 and December 28, 2024, respectively, which included $320 million and $316 million, respectively, in accumulated benefit obligations for unfunded plans where funding is not permitted or in foreign environments where funding is not feasible.
Pension plans with accumulated benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	January 3, 2026	December 28, 2024
Accumulated benefit obligation	$320	$316
Fair value of plan assets	—	—
Pension plans with projected benefit obligation exceeding the fair value of plan assets are as follows:

(In millions)	January 3, 2026	December 28, 2024
Projected benefit obligation	$332	$327
Fair value of plan assets	—	—

Assumptions
The weighted-average assumptions we use for our pension and postretirement plans are as follows:

	Pension Benefits			Postretirement Benefits Other than Pensions
	2025	2024	2023	2025	2024	2023
Net periodic benefit cost
Discount rate	5.73%	5.19%	5.51%	5.75%	5.40%	5.70%
Expected long-term rate of return on assets	7.16%	7.16%	7.14%
Rate of compensation increase	3.97%	3.97%	3.97%
Benefit obligations at year-end
Discount rate	5.60%	5.73%	5.19%	5.40%	5.75%	5.40%
Rate of compensation increase	3.96%	3.97%	3.97%
Interest crediting rate for cash balance plans	5.25%	5.25%	5.25%
Our assumed healthcare cost trend rate for both the medical and prescription drug cost was 6.50% in both 2025 and 2024. We expect this rate to gradually decline to 4.75% by 2032 where we assume it will remain.
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
For U.S. plan assets, which represent the majority of our plan assets, asset allocation target ranges are established consistent with our investment objectives, and the assets are rebalanced periodically.  For Non-U.S. plan assets, allocations are based on expected cash flow needs and assessments of the local practices and markets.  Our target allocation ranges are as follows:

U.S. Plan Assets
Domestic equity securities	17%	to	33%
International equity securities	6%	to	17%
Global equities	5%	to	17%
Debt securities	27%	to	38%
Real estate	7%	to	13%
Private investment partnerships	7%	to	13%
Non-U.S. Plan Assets
Equity securities	55%	to	75%
Debt securities	25%	to	45%
Real estate	—%	to	13%

The fair value of our pension plan assets by major category and valuation method is as follows:

	January 3, 2026				December 28, 2024
(In millions)	Level 1	Level 2	Level 3	Not Subject to Leveling	Level 1	Level 2	Level 3	Not Subject to Leveling
Cash and equivalents	$254	$6	$—	$—	$159	$1	$—	$—
Equity securities:
Domestic	2,969	—	—	342	3,151	—	—	307
International	1,317	—	—	349	1,028	—	—	290
Mutual funds	184	—	—	—	194	—	—	—
Debt securities:
National, state and local governments	1,327	112	—	21	899	60	—	13
Corporate debt	83	607	—	154	46	618	—	148
Private investment partnerships	—	—	—	992	—	—	—	974
Real estate	—	—	449	393	—	—	479	405
Total	$6,134	$725	$449	$2,251	$5,477	$679	$479	$2,137
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
The table below presents a reconciliation of the fair value measurements for owned real estate properties, which use significant unobservable inputs (Level 3):

(In millions)	2025	2024
Balance at beginning of year	$479	$508
Unrealized gains (losses), net	9	(25)
Realized gains (losses), net	(19)	16
Purchases, sales and settlements, net	(20)	(20)
Balance at end of year	$449	$479
Estimated Future Cash Flow Impact
Defined benefits under salaried plans are based on salary and years of service.  Hourly plans generally provide benefits based on stated amounts for each year of service.  Our funding policy is consistent with applicable laws and regulations.  In 2026, we expect to contribute approximately $50 million to our pension plans. Benefit payments provided below reflect expected future employee service, as appropriate, and are expected to be paid, net of estimated participant contributions. These payments are based on the same assumptions used to measure our benefit obligation at the end of 2025. While pension benefit payments primarily will be paid out of qualified pension trusts, we will pay postretirement benefits other than pensions out of our general corporate assets. Benefit payments that we expect to pay on an undiscounted basis are as follows:

(In millions)	2026	2027	2028	2029	2030	2031-2035
Pension benefits	$466	$475	$484	$492	$497	$2,536
Postretirement benefits other than pensions	14	14	13	12	12	44

Note 15. Special Charges
Special charges by segment and type of cost (income) are as follows:

(In millions)	Severance Costs	Contract Termination and Other Costs	Asset Impairments	Other	Total
2025
Industrial	$—	$—	$—	$(4)	$(4)
Textron Systems	5	3	—	—	8
Total special charges	$5	$3	$—	$(4)	$4
2024
Industrial	$37	$32	$3	$—	$72
Bell	1	—	—	—	1
Textron Systems	5	—	—	—	5
Total special charges	$43	$32	$3	$—	$78
2023
Industrial	$21	$—	$87	$—	$108
Bell	13	—	—	—	13
Textron Systems	5	—	—	—	5
Total special charges	$39	$—	$87	$—	$126
2025 Restructuring and Other Actions
In connection with the termination of certain U.S. Government development programs, we initiated restructuring actions in the second quarter of 2025 to reduce operating expenses through headcount reductions and other actions at the Textron Systems segment. As a result, we recorded special charges of $8 million, which included severance costs of $5 million and contract termination costs of $3 million. Headcount reductions totaled approximately 85 positions, representing less than 1% of our global workforce. The restructuring actions were substantially completed in the third quarter of 2025.
In the second quarter of 2025, we completed the strategic review of the Powersports product line discussed below, and on April 23, 2025, we closed on the sale of the Powersports business, including the Arctic Cat brand and its operations. Net cash proceeds from the sale were $16 million and we recorded a pre-tax gain of $4 million, which is included in special charges.
2023 Restructuring Plan
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
In December 2024, we approved additional actions under the 2023 plan at Textron Specialized Vehicles related to an indefinite pause in production of its powersports products. During 2024, the consumer end market demand for powersports products continued to remain soft. As a result, and in conjunction with its annual operating plan process, Textron Specialized Vehicles began to pause production of powersports products as Textron's management reviewed strategic alternatives for the business.
In 2024, we recorded special charges totaling $78 million as a result of the above restructuring actions. Since inception of the 2023 plan, we have incurred $204 million in special charges including severance costs of $82 million, which included $58 million at the Industrial segment, $14 million at the Bell segment and $10 million at the Textron Systems segment; and contract termination and other costs of $32 million and asset impairment charges of $90 million at the Industrial segment. Headcount reductions since inception of the plan totaled approximately 1,800 positions, representing 5% of our global workforce. The plan was substantially completed in the first half of 2025.
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
Restructuring Reserve
Our restructuring reserve activity is summarized below:

(In millions)	Severance Costs	Contract Termination and Other Costs	Total
Balance at December 30, 2023	$42	$5	$47
Provision for 2023 restructuring plan	49	32	81
Cash paid	(46)	(3)	(49)
Reversals	(6)	—	(6)
Foreign currency translation	(2)	—	(2)
Balance at December 28, 2024	$37	$34	$71
Provision	5	3	8
Cash paid	(23)	(18)	(41)
Business disposition	(7)	(15)	(22)
Foreign currency translation	3	—	3
Balance at January 3, 2026	$15	$4	$19
Note 16. Income Taxes
We conduct business globally and, as a result, file numerous consolidated and separate income tax returns within and outside the U.S.  For all of our U.S. subsidiaries, we file a consolidated federal income tax return.  Income from continuing operations before income taxes is as follows:

(In millions)	2025	2024	2023
U.S.	$903	$739	$905
Non-U.S.	234	204	182
Income from continuing operations before income taxes	$1,137	$943	$1,087
Income tax expense is summarized as follows:

(In millions)	2025	2024	2023
Current:
Federal	$(7)	$84	$267
State	8	21	18
Non-U.S.	58	61	72
Total current	59	166	357
Deferred:
Federal	165	(34)	(181)
State	(6)	(24)	1
Non-U.S.	(4)	10	(12)
Total deferred	155	(48)	(192)
Total income tax expense (benefit):
Federal	158	50	86
State	2	(3)	19
Non-U.S.	54	71	60
Total income tax expense	$214	$118	$165

In 2025, we adopted Accounting Standards Update 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This standard has been adopted on a prospective basis and the new presentation of the U.S. Federal statutory income tax rate to our effective tax rate for 2025 is provided below.

	2025
(Dollars in millions)	Amount	Percentage
U.S. Federal statutory income tax rate	$239	21.0%
State and local income taxes, net of Federal income tax effects*	2	0.2%
Foreign tax effects	6	0.5%
Effect of cross-border tax laws	(2)	(0.2)%
Tax credits - research and development	(36)	(3.2)%
Non-taxable or nondeductible items:
Share-based compensation	29	2.6%
Other	6	0.5%
Changes in unrecognized tax benefits:
Audit settlement	(17)	(1.5)%
Other	3	0.3%
Other adjustments	(16)	(1.4)%
Effective income tax rate	$214	18.8%
* State income taxes for Kansas and Texas comprise the majority (greater than 50%) of this category. In 2025, an $18 million benefit was recognized related to the enactment of a single sales factor apportionment in Kansas.
For 2025, income tax payments, net of refunds by jurisdiction totaled $19 million for the U.S. Federal jurisdiction, $13 million for the states and $72 million for non-U.S. jurisdictions, which included $23 million, $18 million, $8 million, $6 million and $(5) million in Canada, Mexico, China, Czech Republic and Spain, respectively.
A reconciliation of the U.S. Federal statutory income tax rate to our effective income tax rate for prior years is provided below.

	2024	2023
U.S. Federal statutory income tax rate	21.0%	21.0%
Increase (decrease) resulting from:
State income taxes, net of Federal tax benefit	(0.2)%	1.4%
Non-U.S. tax rate differential and foreign tax credits	2.1%	1.5%
Research and development tax credits	(5.4)%	(4.7)%
Uncertain tax positions release for 2012 to 2017 IRS audit	(2.9)%	—%
Foreign-derived intangible income deduction	(1.7)%	(3.2)%
Other, net	(0.4)%	(0.8)%
Effective income tax rate	12.5%	15.2%
Unrecognized Tax Benefits
Our unrecognized tax benefits represent tax positions for which reserves have been established, with unrecognized state tax benefits reflected net of applicable federal tax benefits. If our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. A reconciliation of these unrecognized tax benefits is as follows:

(In millions)	2025	2024	2023
Balance at beginning of year	$215	$222	$231
Additions for tax positions related to current year	19	17	16
Additions for tax positions of prior years	—	4	3
Reductions for tax positions of prior years	(1)	—	(28)
Reductions for settlements	(17)	(28)	—
Balance at end of year	$216	$215	$222
In November 2024, we received a Revenue Agent Report (RAR) from the Internal Revenue Service (IRS) for the tax years 2012 to 2017 that proposed adjustments related to research and development tax credits generated on amended returns filed in 2019 and 2021. We disagree with the proposed adjustments and are vigorously contesting them through the IRS’s Office of Appeals and, if necessary, will continue with legal proceedings. We believe it is more likely than not that we will prevail on our refund claim for these credits and that our allowance for uncertain tax positions related to this matter is adequate. In connection with the RAR for these years, other tax positions were effectively settled, resulting in a benefit upon the reversal of $27 million of uncertain tax positions in the fourth quarter of 2024. A tax benefit of $17 million was recorded in 2025 related to the effective settlement of other uncertain tax positions.
We are currently under examination by the IRS for the tax years 2018 to 2021. In the normal course of business, we are subject to examination by tax authorities throughout the world. We are generally no longer subject to state and local income tax examinations for years before 2019 and non-U.S. income tax examinations for years before 2012.
Deferred Taxes
The significant components of our net deferred tax assets/(liabilities) are provided below:

(In millions)	January 3, 2026	December 28, 2024
Capitalized research and development expenditures	$459	$631
U.S. operating loss and tax credit carryforwards (a)	232	212
Accrued liabilities (b)	201	224
Obligation for pension and postretirement benefits	130	109
Operating lease liabilities	102	93
Non-U.S. operating loss and tax credit carryforwards (c)	82	88
Deferred compensation	70	94
Prepaid pension benefits	(721)	(562)
Property, plant and equipment, principally depreciation	(186)	(198)
Amortization of goodwill and other intangibles	(157)	(184)
Operating lease right-of-use assets	(99)	(90)
Valuation allowance on deferred tax assets	(76)	(82)
Other, net	(25)	(74)
Deferred taxes, net	$12	$261
(a)At January 3, 2026, U.S. operating loss and tax credit carryforward benefits of $184 million expire through 2045 if not utilized and $48 million may be carried forward indefinitely.
(b)Accrued liabilities include warranty reserves, self-insured liabilities and interest.
(c)At January 3, 2026, non-U.S. operating loss and tax credit carryforward benefits of $73 million may be carried forward indefinitely.
We believe earnings during the period when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not more than likely, a valuation allowance is provided.
The following table presents the breakdown of our deferred taxes:

(In millions)	January 3, 2026	December 28, 2024
Manufacturing group:
Deferred tax assets, net of valuation allowance	$145	$394
Deferred tax liabilities	(123)	(96)
Finance group – Deferred tax liabilities	(10)	(37)
Net deferred tax asset	$12	$261
Non-U.S. income taxes have not been provided for on basis differences in certain investments, primarily as a result of unremitted earnings in foreign subsidiaries that are indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, we would be subject to withholding and local taxes to the applicable non-U.S. jurisdictions.

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
In the ordinary course of business, we enter into standby letter of credit agreements and surety bonds with financial institutions to meet various performance and other obligations.  These outstanding letter of credit arrangements and surety bonds aggregated to approximately $380 million and $336 million at January 3, 2026 and December 28, 2024, respectively.
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

Based upon information currently available, we estimate that our potential environmental liabilities are within the range of $45 million to $155 million. At January 3, 2026, environmental reserves of $80 million have been established to address these specific estimated liabilities. We estimate that we will likely pay our accrued environmental remediation liabilities over the next ten years and have classified $15 million as current liabilities. In 2025, 2024 and 2023, to evaluate and remediate contaminated sites, we incurred expense, net of recoveries received, of $17 million, $9 million and $8 million, respectively.
Note 18. Supplemental Cash Flow Information
Our cash payments and receipts are as follows:

(In millions)	2025	2024	2023
Interest paid:
Manufacturing group	$135	$124	$110
Finance group	17	18	12
Net income taxes paid:
Manufacturing group	92	181	338
Finance group	12	10	14

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Textron Inc. (the Company) as of January 3, 2026 and December 28, 2024, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended January 3, 2026, and the related notes and the financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2026 and December 28, 2024 and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 11, 2026 expressed an unqualified opinion thereon.
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

Revenue Recognition - Estimates at Completion for Select Long Term Contracts
Description of the Matter	As described in Note 1 to the consolidated financial statements, revenues under long-term contracts with the U.S. Government are generally recognized over time using the cost-to-cost method of accounting. Under this method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the estimated costs at completion, and revenue is recorded proportionally as costs are incurred. Contract costs, which are estimated utilizing current contract specifications and expected engineering requirements, typically are incurred over a period of several years, and the estimation of these costs at completion is complex and may require substantial judgment. The Company’s cost estimation process is based on professional knowledge and experience of engineers and program managers along with finance professionals. The Company updates its projections of costs quarterly or more frequently when circumstances significantly change. When adjustments are required, any changes from prior estimates are recognized using the cumulative catch-up method with the impact of the change from inception-to-date of the contract recorded in the current period and required disclosure is provided in the consolidated financial statements. Anticipated losses on performance obligations are recognized in full in the period in which losses become evident.

Auditing the Company’s estimated costs at completion for select long-term contracts was complex due to the judgment involved in evaluating management’s assumptions and key estimates over the duration of these long-term contracts. The estimated costs at completion for the select long-term contracts are affected by the Company’s assessment of the current status of the contract, relevance of historical experience, and risks surrounding the Company’s ability to achieve the technical requirements and specifications of the contract, schedule, and other cost elements of the contract, and depend on whether the Company is able to successfully retire risks surrounding such aspects of the contract.
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

To test the accuracy of the Company’s estimated costs at completion for the select long-term contracts, our audit procedures included, among others, evaluating the key assumptions used by management to determine such estimate. This included evaluating the historical accuracy of management’s estimates by comparing planned costs to actual costs incurred to date and performing sensitivity analyses over the significant assumptions to evaluate the change in revenue recognition resulting from changes in the assumptions. We also tested the completeness and accuracy of the underlying data back to source documents and contracts.
Defined Benefit Pension Obligations
Description of the Matter
As described in Note 14 to the consolidated financial statements, at January 3, 2026, the aggregate qualified defined benefit pension obligation was $6.9 billion and the fair value of pension plan assets was $9.6 billion, resulting in a net pension asset of $2.6 billion. As explained in Note 1 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension assets and obligations annually in the fourth quarter or more frequently upon the occurrence of certain events.

Auditing the defined benefit pension obligations was complex and required the involvement of specialists as a result of the judgmental nature of certain actuarial assumptions including the discount rate and expected return on plan assets used in the measurement process. These assumptions have a significant effect on the projected benefit obligation and net periodic benefit income.
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
Boston, Massachusetts
February 11, 2026

Schedule II — Valuation and Qualifying Accounts

(In millions)	2025	2024	2023
Allowance for credit losses on accounts receivable
Balance at beginning of year	$19	$26	$24
Provision (reversal) for credit losses	(1)	(4)	7
Deductions from reserves*	(2)	(3)	(5)
Balance at end of year	$16	$19	$26
Allowance for credit losses on finance receivables
Balance at beginning of year	$19	$24	$24
Reversal for credit losses	(1)	(14)	(18)
Charge-offs	—	(1)	—
Recoveries	1	10	18
Balance at end of year	$19	$19	$24
Inventory FIFO reserves
Balance at beginning of year	$432	$390	$350
Charged to costs and expenses	26	57	63
Business disposition	(36)	—	—
Deductions from reserves*	(28)	(15)	(23)
Balance at end of year	$394	$432	$390
* Deductions primarily include amounts written off on uncollectible accounts (less recoveries), inventory disposals, changes to prior year estimates and currency translation adjustments.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 3, 2026. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our Chairman, President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of January 3, 2026.
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
With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Textron Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026.
The independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), has audited the Consolidated Financial Statements of Textron Inc. and has issued an attestation report on Textron’s internal controls over financial reporting as of January 3, 2026, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Textron Inc.
Opinion on Internal Control over Financial Reporting
We have audited Textron Inc.’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Textron, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of January 3, 2026 and December 28, 2024, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended January 3, 2026, and the related notes and the financial statement schedule listed in the Index at Item 8 of the Company and our report dated February 11, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 11, 2026

Item 9B. Other Information
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended January 3, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information appearing under “ELECTION OF DIRECTORS – Nominees for Director,” "SECURITY OWNERSHIP – Delinquent Section 16(a) Reports,” “CORPORATE GOVERNANCE – Board Committees – Audit Committee,” “– Corporate Governance Guidelines and Policies,” “– Code of Ethics,” and “– Insider Trading Policies and Procedures,” in the Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Information regarding our executive officers is contained in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information appearing under “CORPORATE GOVERNANCE – Compensation of Directors,” “COMPENSATION COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing under “SECURITY OWNERSHIP” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information appearing under “CORPORATE GOVERNANCE – Director Independence” and “EXECUTIVE COMPENSATION – Transactions with Related Persons” in the Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information appearing under “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Fees to Independent Auditors” in the Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated by reference into this Annual Report on Form 10-K.

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

3.2A	Amended and Restated By-Laws of Textron Inc., effective February 21, 2024. Incorporated by reference to Exhibit 3.1 to Textron’s Current Report on Form 8-K filed on February 23, 2024.

3.2B	Amendment No. 1 to Amended and Restated By-Laws of Textron Inc., effective October 22, 2025. Incorporated by reference to Exhibit 3.1 to Textron’s Current Report on Form 8-K filed on October 22, 2025.

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

4.2	Description of registrant’s securities. Incorporated by reference to Exhibit 4.2 to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

NOTE:	Instruments defining the rights of holders of certain issues of long-term debt of Textron have not been filed as exhibits because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron and its subsidiaries on a consolidated basis. Textron agrees to furnish a copy of each such instrument to the Commission upon request.

NOTE:	Exhibits 10.1 through 10.17 below are management contracts or compensatory plans, contracts or agreements.

10.1A	Textron Inc. 2024 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1A to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

10.1B
Form of Stock-Settled Restricted Stock Unit (with Dividend Equivalents) Grant Agreement for Non-Employee Directors under the 2024 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024.

10.1C
Form of Non-Qualified Stock Option Agreement under 2024 Long-term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025.

10.1D
Form of Performance Share Unit Grant Agreement under 2024 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025.

10.1E
Form of Stock-Settled Restricted Stock Unit (with Dividend Equivalents) Grant Agreement under 2024 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.3 to Textron's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025.

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

10.3A	Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015.

10.3B	Amendment No. 1 to Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

10.3C	Amendment No. 2 to Textron Inc. 2015 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.3C to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

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

10.11	Letter Agreement between Textron and Lisa Atherton, dated October 22, 2025. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed on October 22, 2025.

10.12A
Letter Agreement between Textron and Scott C. Donnelly, dated June 26, 2008. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008.

10.12B
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

10.12D
Aircraft Dry Lease Agreement, made and entered into as of December 18, 2018, between Mr. Donnelly’s limited liability company and Textron Inc. Incorporated by reference to Exhibit 10.11D to Textron's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

10.13	Letter Agreement between Textron and David Rosenberg, dated October 23, 2024.

10.14
Letter Agreement between Textron and Julie G. Duffy, dated July 27, 2017. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.

10.15A
Letter Agreement between Textron and E. Robert Lupone, dated December 22, 2011. Incorporated by reference to Exhibit 10.17 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

10.15B
Amendment to letter agreement between Textron and E. Robert Lupone, dated July 27, 2012. Incorporated by reference to Exhibit 10.5 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012.

10.16	Director Compensation. Incorporated by reference to Exhibit 10.16 to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

10.17
Credit Agreement, dated as of October 16, 2025, among Textron Inc., the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Syndication Agents, and MUFG Bank, Ltd., as Documentation Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed on October 17, 2025.

19	Policy on Trading in Textron Securities. Incorporated by reference to Exhibit 19 to Textron's Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

21	Certain subsidiaries of Textron. Other subsidiaries, which considered in the aggregate do not constitute a significant subsidiary, are omitted from such list.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Textron Inc. Recovery Policy. Incorporated by reference to Exhibit 97 to Textron’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

101
The following materials from Textron Inc.’s Annual Report on Form 10-K for the year ended January 3, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of February 2026.

TEXTRON INC.
Registrant

By:	/s/ David Rosenberg
David Rosenberg Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on this 11th day of February 2026 by the following persons on behalf of the registrant and in the capacities indicated:

Name		Title

/s/ Lisa M. Atherton
	Lisa M. Atherton	President and Chief Executive Officer (principal executive officer)

*
	Scott C. Donnelly	Executive Chairman

*
	Richard F. Ambrose	Director

*
	Kathleen M. Bader	Director

*
	R. Kerry Clark	Director

*
	Michael X. Garrett	Director

*
	Deborah Lee James	Director

*
	Thomas A. Kennedy	Director

*
	Rob Mionis	Director

*
	Lionel L. Nowell III	Director

*
	Maria T. Zuber	Director

/s/ David Rosenberg
	David Rosenberg	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Mark S. Bamford
	Mark S. Bamford	Vice President and Corporate Controller (principal accounting officer)

*By:	/s/ E. Robert Lupone
E. Robert Lupone, Attorney-in-fact