Form 10-Q
period 2026-04-04
TEXTRON INC
filed 2026-04-30
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 17, 2026, there were 173,888,981 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended April 4, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 4, 2026	March 29, 2025
Revenues
Manufacturing product revenues	$3,157	$2,771
Manufacturing service revenues	522	519
Finance revenues	16	16
Total revenues	3,695	3,306
Costs, expenses and other
Cost of products sold	2,624	2,277
Cost of services sold	399	395
Research and development costs	120	132
Selling and administrative expense	321	298
Interest expense, net	34	29
Non-service components of pension and postretirement income, net	(70)	(66)
Total costs, expenses and other	3,428	3,065
Income before income taxes	267	241
Income tax expense	47	34
Net income	$220	$207
Earnings per share
Basic	$1.26	$1.14
Diluted	$1.25	$1.13
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Net income	$220	$207
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	1	—
Foreign currency translation adjustments	(15)	40
Deferred losses on hedge contracts, net of reclassifications	(4)	(1)
Total other comprehensive income (loss), net of tax	(18)	39
Comprehensive income	$202	$246
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	April 4, 2026	January 3, 2026
Assets
Manufacturing group
Cash and equivalents	$1,509	$1,940
Accounts receivable, net	885	823
Inventories	4,560	4,278
Other current assets	1,007	872
Total current assets	7,961	7,913
Property, plant and equipment, less accumulated depreciation and amortization of $5,841 and $5,784, respectively	2,572	2,590
Goodwill	2,317	2,321
Other assets	4,607	4,628
Total Manufacturing group assets	17,457	17,452
Finance group
Cash and equivalents	101	85
Finance receivables, net	580	574
Other assets	3	18
Total Finance group assets	684	677
Total assets	$18,141	$18,129
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$355	$5
Accounts payable	1,288	1,185
Other current liabilities	3,042	3,163
Total current liabilities	4,685	4,353
Other liabilities	1,960	1,980
Long-term debt	3,111	3,534
Total Manufacturing group liabilities	9,756	9,867
Finance group
Other liabilities	44	48
Debt	339	339
Total Finance group liabilities	383	387
Total liabilities	10,139	10,254
Shareholders’ equity
Common stock	22	22
Capital surplus	2,091	1,995
Treasury stock	(223)	(55)
Retained earnings	6,001	5,784
Accumulated other comprehensive income	111	129
Total shareholders’ equity	8,002	7,875
Total liabilities and shareholders’ equity	$18,141	$18,129
Common shares outstanding (in thousands)	173,859	174,310
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended April 4, 2026 and March 29, 2025, respectively

	Consolidated
(In millions)	2026	2025
Cash flows from operating activities
Net income	$220	$207
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	96	92
Deferred income taxes	44	(22)
Other, net	42	41
Changes in assets and liabilities:
Accounts receivable, net	(61)	16
Inventories	(289)	(183)
Other assets	(104)	(136)
Accounts payable	162	171
Other liabilities	(148)	(282)
Income taxes, net	(5)	39
Pension, net	(60)	(59)
Captive finance receivables, net	(13)	(13)
Other operating activities, net	(1)	5
Net cash used in operating activities	(117)	(124)
Cash flows from investing activities
Capital expenditures	(133)	(56)
Net proceeds from corporate-owned life insurance policies	1	31
Proceeds from sale of property, plant and equipment	2	—
Finance receivables repaid	7	9
Finance receivables originated	(9)	—
Proceeds from the disposition of non-captive assets	24	—
Other investing activities, net	4	15
Net cash used in investing activities	(104)	(1)
Cash flows from financing activities
Net proceeds from long-term debt	—	495
Principal payments on long-term debt and nonrecourse debt	(74)	(355)
Purchases of Textron common stock	(168)	(215)
Proceeds from stock options exercised	56	6
Dividends paid	(3)	(3)
Other financing activities, net	(4)	(6)
Net cash used in financing activities	(193)	(78)
Effect of exchange rate changes on cash and equivalents	(1)	7
Net decrease in cash and equivalents	(415)	(196)
Cash and equivalents at beginning of period	2,025	1,441
Cash and equivalents at end of period	$1,610	$1,245
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended April 4, 2026 and March 29, 2025, respectively

	Manufacturing Group		Finance Group
(In millions)	2026	2025	2026	2025
Cash flows from operating activities
Net income	$210	$199	$10	$8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	96	92	—	—
Deferred income taxes	51	(23)	(7)	1
Other, net	46	42	(4)	(1)
Changes in assets and liabilities:
Accounts receivable, net	(61)	16	—	—
Inventories	(289)	(183)	—	—
Other assets	(104)	(136)	—	—
Accounts payable	162	171	—	—
Other liabilities	(143)	(276)	(5)	(6)
Income taxes, net	(14)	38	9	1
Pension, net	(60)	(59)	—	—
Other operating activities, net	(1)	5	—	—
Net cash provided by (used in) operating activities	(107)	(114)	3	3
Cash flows from investing activities
Capital expenditures	(133)	(56)	—	—
Net proceeds from corporate-owned life insurance policies	1	31	—	—
Proceeds from sale of property, plant and equipment	2	—	—	—
Finance receivables repaid	—	—	34	29
Finance receivables originated	—	—	(49)	(33)
Proceeds from the disposition of non-captive assets	—	—	24	—
Other investing activities, net	—	15	4	—
Net cash provided by (used in) investing activities	(130)	(10)	13	(4)
Cash flows from financing activities
Net proceeds from long-term debt	—	495	—	—
Principal payments on long-term debt and nonrecourse debt	(74)	(352)	—	(3)
Purchases of Textron common stock	(168)	(215)	—	—
Proceeds from stock options exercised	56	6	—	—
Dividends paid	(3)	(3)	—	—
Other financing activities, net	(4)	(6)	—	—
Net cash used in financing activities	(193)	(75)	—	(3)
Effect of exchange rate changes on cash and equivalents	(1)	7	—	—
Net increase (decrease) in cash and equivalents	(431)	(192)	16	(4)
Cash and equivalents at beginning of period	1,940	1,386	85	55
Cash and equivalents at end of period	$1,509	$1,194	$101	$51
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
Our Consolidated Financial Statements include the accounts of Textron Inc. (Textron) and its majority-owned subsidiaries. We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The consolidated interim financial statements included in this quarterly report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2026.  In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
In the first quarter of 2026 and 2025, our cumulative catch-up adjustments increased segment profit by $10 million and $17 million, respectively, and net income by $8 million and $13 million, respectively ($0.04 and $0.07 per diluted share, respectively).
Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	April 4, 2026	January 3, 2026
Commercial	$758	$690
U.S. Government contracts	139	149
	897	839
Allowance for credit losses	(12)	(16)
Total accounts receivable, net	$885	$823

Finance Receivables
Finance receivables are presented in the following table:

(In millions)	April 4, 2026	January 3, 2026
Finance receivables	$599	$593
Allowance for credit losses	(19)	(19)
Total finance receivables, net	$580	$574
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	April 4, 2026	January 3, 2026
Performing	$587	$578
Watchlist	12	13
Nonaccrual	—	2
Nonaccrual as a percentage of finance receivables	—%	0.34%
Current and less than 31 days past due	$577	$584
31-60 days past due	22	9
61-90 days past due	—	—
Over 90 days past due	—	—
60+ days contractual delinquency as a percentage of finance receivables	—%	—%
At April 4, 2026, 58% of our performing finance receivables were originated since the beginning of 2024 and 21% were originated from 2021 to 2023 with the remainder prior to 2021. For finance receivables categorized as watchlist, 100% were originated from 2023 to 2024.
On a quarterly basis, we evaluate individual larger balance accounts for impairment. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Our impaired finance receivables were not significant at April 4, 2026 and January 3, 2026.

Note 3. Inventories
Inventories are composed of the following:

(In millions)	April 4, 2026	January 3, 2026
Finished goods	$1,184	$1,104
Work in process	2,225	2,065
Raw materials and components	1,151	1,109
Total inventories	$4,560	$4,278
Note 4. Accounts Payable and Warranty Liability
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers for a maximum amount of $200 million that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. This financing arrangement expires in April 2027. At April 4, 2026 and January 3, 2026, the amount due under the supplier financing arrangement was $110 million and $108 million, respectively.
Warranty Liability
Changes in our current and non-current warranty liability are as follows:

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Beginning of period	$183	$173
Provision	19	17
Changes to estimates	14	(3)
Settlements	(18)	(16)
Other	—	2
End of period	$198	$173

Note 5. Leases
We primarily lease certain manufacturing plants, offices, warehouses, training and service centers at various locations worldwide that are classified as either operating or finance leases. Our leases have remaining lease terms up to 25 years, which include options to extend the lease term for periods up to 20 years when it is reasonably certain the option will be exercised.
Operating lease cost totaled $19 million and $18 million in the first quarter of 2026 and 2025, respectively. Cash paid for operating leases approximated the lease cost and is classified in cash flows from operating activities. Noncash transactions related to operating leases totaled $23 million and $7 million in the first quarter of 2026 and 2025, respectively, reflecting new or modified leases and changes from the reassessment of lease options. Finance lease, variable and short-term lease costs were not significant.
Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	April 4, 2026	January 3, 2026
Operating leases:
Other assets	$398	$390
Other current liabilities	57	58
Other liabilities	353	346
Weighted-average remaining lease term (in years)	9.6	9.5
Weighted-average discount rate	5.00%	4.97%
Finance leases:
Property, plant and equipment, less accumulated amortization of $10 million and $14 million, respectively	$24	$95
Long-term debt, including current portion	27	100
Weighted-average remaining lease term (in years)	15.9	5.9
Weighted-average discount rate	6.44%	6.63%

At April 4, 2026, maturities of our operating lease liabilities on an undiscounted basis totaled $56 million for the remainder of 2026, $68 million for 2027, $63 million for 2028, $58 million for 2029, $49 million for 2030 and $232 million thereafter. In the first quarter of 2026, we paid $72 million in connection with the termination of a finance lease resulting from our election to exercise an option to purchase the related manufacturing facility for the MV-75 program.
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At April 4, 2026 and January 3, 2026, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $654 million and $477 million, respectively. At April 4, 2026, the fair value amounts of our foreign currency exchange contracts were a $2 million asset and a $12 million liability. At January 3, 2026, the fair value amount of our foreign currency exchange contracts were a $6 million asset and a $10 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. The fair value of our interest rate swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2. The fair value of our outstanding interest rate swap agreements was a $3 million and a $1 million asset at April 4, 2026 and January 3, 2026, respectively.
At April 4, 2026 and January 3, 2026, our Finance group had interest rate swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $264 million that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.16%. These agreements have maturities ranging from August 2026 to August 2030.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	April 4, 2026		January 3, 2026
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,458)	$(3,369)	$(3,459)	$(3,406)
Finance group
Finance receivables, excluding leases	513	540	493	528
Debt	(339)	(311)	(339)	(312)

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
Note 7. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three months ended April 4, 2026
Beginning of period	$22	$1,995	$(55)	$5,784	$129	$7,875
Net income	—	—	—	220	—	220
Other comprehensive loss	—	—	—	—	(18)	(18)
Share-based compensation activity	—	96	—	—	—	96
Dividends declared	—	—	—	(3)	—	(3)
Purchases of common stock, including excise tax*	—	—	(168)	—	—	(168)
End of period	$22	$2,091	$(223)	$6,001	$111	$8,002
Three months ended March 29, 2025
Beginning of period	$23	$1,960	$(82)	$5,607	$(304)	$7,204
Net income	—	—	—	207	—	207
Other comprehensive income	—	—	—	—	39	39
Share-based compensation activity	—	45	—	—	—	45
Dividends declared	—	—	—	(3)	—	(3)
Purchases of common stock, including excise tax*	—	—	(217)	—	—	(217)
End of period	$23	$2,005	$(299)	$5,811	$(265)	$7,275
*Includes amounts accrued for excise tax imposed on common share repurchases that totaled $378 thousand and $2 million for the first quarter of 2026 and 2025, respectively.
Dividends per share of common stock were $0.02 for both the first quarter of 2026 and 2025.
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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended
(In thousands)	April 4, 2026	March 29, 2025
Basic weighted-average shares outstanding	174,563	182,378
Dilutive effect of stock options	1,614	1,290
Diluted weighted-average shares outstanding	176,177	183,668
In the first quarter of 2026 and 2025, stock options to purchase 0.9 million and 2.1 million shares of common stock, respectively, were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Income (Loss) and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Losses on Hedge Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at January 3, 2026	$119	$12	$(2)	$129
Other comprehensive loss before reclassifications	—	(15)	(6)	(21)
Reclassified from Accumulated other comprehensive income	1	—	2	3
Balance at April 4, 2026	$120	$(3)	$(6)	$111
Balance at December 28, 2024	$(179)	$(120)	$(5)	$(304)
Other comprehensive income before reclassifications	—	40	(2)	38
Reclassified from Accumulated other comprehensive loss	—	—	1	1
Balance at March 29, 2025	$(179)	$(80)	$(6)	$(265)
The before and after-tax components of Other comprehensive income (loss) are presented below:

	April 4, 2026			March 29, 2025
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(3)	$1	$(2)	$(2)	$—	$(2)
Amortization of prior service cost*	3	—	3	2	—	2
Pension and postretirement benefits adjustments, net	—	1	1	—	—	—
Foreign currency translation adjustments	(15)	—	(15)	40	—	40
Deferred losses on hedge contracts:
Current deferrals	(7)	1	(6)	(3)	1	(2)
Reclassification adjustments	3	(1)	2	2	(1)	1
Deferred losses on hedge contracts, net	(4)	—	(4)	(1)	—	(1)
Total	$(19)	$1	$(18)	$39	$—	$39
*These components of other comprehensive income (loss) are included in the computation of net periodic pension cost (income). See Note 14 of our 2025 Annual Report on Form 10-K for additional information.
Note 8. Segment Financial Information
We operate in, and report financial information for, the following five operating segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. Effective January 4, 2026, the beginning of our 2026 fiscal year, the business activities of the Textron eAviation segment were realigned within Textron's other operating segments resulting in the elimination of the Textron eAviation segment as a separate reporting segment. Under the segment realignment, a significant part of Textron eAviation, including Pipistrel, became part of the Textron Aviation segment to enable the business to more effectively leverage the development, manufacturing and sales expertise at Textron Aviation. In addition, Textron eAviation’s manned and unmanned products for military applications and related research and development activities are included in the results of the Textron Systems segment, which is best suited to provide more direct access to the targeted customer base for these products. Lastly, certain Textron eAviation research and development activities encompassing digital flight control and air vehicle management systems, which we expect will benefit several of our segments, are reported within corporate expenses. The prior period has been recast to reflect the segment realignment.
On April 30, 2026, Textron announced its intent to separate its Industrial segment from the Company. The Company intends to explore multiple paths to effect the planned separation of its Industrial segment, including but not limited to a sale of the Industrial businesses or a tax-free separation into a standalone, publicly traded company. The Company is targeting completion of the separation within 12 to 18 months, subject to the satisfaction of certain conditions customary for such a proposed separation, including receipt of any required regulatory approvals and final approval of the Company’s Board of Directors. There can be no assurance regarding the ultimate timing or structure of the proposed separation or that a transaction will be completed.

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
Our revenues and expenses by segment are provided below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended April 4, 2026
Revenues	$1,485	$1,070	$338	$786	$16	$3,695
Costs and expenses:
Cost of sales	1,153	904	258	661	—	2,976
Research and development costs	56	37	9	16	—	118
Selling and administrative expense	122	57	29	69	(1)	276
Interest expense, net	—	—	—	—	5	5
Segment profit	$154	$72	$42	$40	$12	$320
Three months ended March 29, 2025
Revenues	$1,216	$983	$299	$792	$16	$3,306
Costs and expenses:
Cost of sales	933	803	221	678	—	2,635
Research and development costs	60	39	10	14	—	123
Selling and administrative expense	101	51	30	70	2	254
Interest expense, net	—	—	—	—	4	4
Segment profit	$122	$90	$38	$30	$10	$290
A reconciliation of segment profit to income from continuing operations before income taxes is presented below:

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Segment profit	$320	$290
Unallocated amounts:
Corporate expenses and other, net	(47)	(53)
Interest expense, net for Manufacturing group	(29)	(25)
LIFO inventory provision	(39)	(29)
Intangible asset amortization	(8)	(8)
Non-service components of pension and postretirement income, net	70	66
Income before income taxes	$267	$241
Other information by segment is provided below:

	Capital Expenditures		Depreciation and Amortization
	Three Months Ended		Three Months Ended
(In millions)	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Textron Aviation	$32	$26	$41	$39
Bell	72	15	24	22
Textron Systems	6	5	12	12
Industrial	21	10	17	17
Corporate	2	—	2	2
Total	$133	$56	$96	$92

Our assets by segment are summarized below:

(In millions)	April 4, 2026	January 3, 2026
Textron Aviation	$5,144	$5,103
Bell	3,410	3,132
Textron Systems	2,233	2,224
Industrial	2,406	2,305
Finance	684	677
Corporate	4,264	4,688
Total assets	$18,141	$18,129
Note 9. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Aircraft	$954	$733
Aftermarket parts and services	531	483
Textron Aviation	$1,485	$1,216
Military aircraft and support programs	795	634
Commercial helicopters, parts and services	275	349
Bell	$1,070	$983
Textron Systems	$338	$299
Fuel systems and functional components	486	450
Specialized vehicles	300	342
Industrial	$786	$792
Finance	$16	$16
Total revenues	$3,695	$3,306
Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended April 4, 2026
Customer type:
Commercial	$1,391	$275	$77	$781	$16	$2,540
U.S. Government	94	795	261	5	—	1,155
Total revenues	$1,485	$1,070	$338	$786	$16	$3,695
Geographic location:
United States	$1,100	$867	$306	$370	$4	$2,647
Europe	150	26	14	192	2	384
Other international	235	177	18	224	10	664
Total revenues	$1,485	$1,070	$338	$786	$16	$3,695
Three months ended March 29, 2025
Customer type:
Commercial	$1,147	$361	$73	$785	$16	$2,382
U.S. Government	69	622	226	7	—	924
Total revenues	$1,216	$983	$299	$792	$16	$3,306
Geographic location:
United States	$912	$682	$272	$408	$4	$2,278
Europe	89	56	12	164	—	321
Other international	215	245	15	220	12	707
Total revenues	$1,216	$983	$299	$792	$16	$3,306

Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts. These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At April 4, 2026, we had $19.2 billion in remaining performance obligations of which we expect to recognize revenues of approximately 77% through 2027, an additional 17% through 2029, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At April 4, 2026 and January 3, 2026, contract assets totaled $541 million and $451 million, respectively, and contract liabilities totaled $2.1 billion for both periods, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $631 million and $340 million in the first quarter of 2026 and 2025, respectively, that were included in the contract liability balance at the beginning of each year.
Note 10. Share-Based Compensation
Under our share-based compensation plan, we have authorization to provide awards to selected employees and non-employee directors in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance share units and other awards.  Compensation expense included in net income for our share-based compensation plans is as follows:

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Compensation expense	$40	$34
Income tax benefit	(10)	(8)
Total compensation expense included in net income	$30	$26
Compensation expense included stock option expense of $12 million and $13 million in the first quarter of 2026 and 2025, respectively. We typically grant stock appreciation rights to selected non-U.S. employees. At April 4, 2026, outstanding stock appreciation rights totaled 381,142 with a weighted-average exercise price of $73.71 and a weighted-average remaining contractual life of 6.5 years; these units had an intrinsic value of $6 million, compared with $4 million at March 29, 2025.
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
We grant options annually on the first day of March. The assumptions used in our option-pricing model for these grants and the weighted-average fair value for these options are as follows:

	March 1, 2026	March 1, 2025
Fair value of options at grant date	$28.71	$22.01
Dividend yield	0.1%	0.1%
Expected volatility	26.1%	25.1%
Risk-free interest rate	3.6%	4.1%
Expected term (in years)	4.8	4.8

The stock option activity during the first quarter of 2026 is provided below:

(Options in thousands)	Number of Options	Weighted- Average Exercise Price
Outstanding at January 3, 2026	6,792	$64.61
Granted	883	98.65
Exercised	(1,005)	(56.17)
Forfeited or expired	(16)	(84.88)
Outstanding at April 4, 2026	6,654	$70.36
Exercisable at April 4, 2026	4,719	$63.07
At April 4, 2026, our outstanding options had an aggregate intrinsic value of $128 million and a weighted-average remaining contractual life of 6.1 years. Our exercisable options had an aggregate intrinsic value of $118 million and a weighted-average remaining contractual life of 4.8 years at April 4, 2026.  The total intrinsic value of options exercised during the first quarter of 2026 and 2025 was $40 million and $4 million, respectively.
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
The activity for restricted stock units during the first quarter of 2026 is provided below:

	Units Payable in Stock		Units Payable in Cash
(Shares/Units in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 3, 2026, nonvested	359	$75.99	673	$78.48
Granted	75	98.65	202	98.65
Vested	(98)	(73.19)	(213)	(73.18)
Forfeited	—	—	(8)	(68.21)
Outstanding at April 4, 2026, nonvested	336	$81.85	654	$86.40
The fair value of the restricted stock unit awards that vested and/or amounts paid under these awards is as follows:

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Fair value of awards vested	$28	$20
Cash paid	21	14
Performance Share Units
The activity for our performance share units during the first quarter of 2026 is as follows:

(Units in thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 3, 2026, nonvested	396	$81.57
Granted	156	98.65
Outstanding at April 4, 2026, nonvested	552	$86.40
Cash paid under these awards totaled $17 million and $16 million in the first quarter of 2026 and 2025, respectively.

Note 11. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit (income) cost for these plans are as follows:

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Pension Benefits
Service cost	$16	$16
Interest cost	94	94
Expected return on plan assets	(166)	(162)
Amortization of net actuarial gain	(1)	—
Amortization of prior service cost	3	2
Net periodic benefit income*	$(54)	$(50)
Postretirement Benefits Other Than Pensions
Interest cost	$2	$2
Amortization of net actuarial gain	(2)	(2)
Net periodic benefit (income) cost	$—	$—
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $4 million and $3 million for the first quarter of 2026 and 2025, respectively.
Note 12. Income Taxes
Our effective tax rate for the first quarter of 2026 and 2025 was 17.6% and 14.1%, respectively. In the first quarter of 2026, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the favorable impact of research and development credits and tax deductions for foreign-derived deduction eligible income, which replaced foreign-derived intangible income beginning in 2026. In the first quarter of 2025, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
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
MV-75 Program
Low-Rate Initial Production Option
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
Funding
Pursuant to U.S. Government statutory requirements relating to contractors spending in excess of 75% of current year funding, on April 28, 2026, Bell received a notice from the U.S. Army Contracting Command stating that the U.S. Government is pursuing a request for $350 million in additional funds for the MV-75 program for the U.S. Government’s fiscal year ending September 30, 2026. This additional funding is needed to support the U.S. Army's directive to accelerate the program. The notice advises that, if Bell continues working after currently available funds are exhausted or if the additional funding is not approved, Bell could be required to stop work, and the U.S. Army will have no authority to pay for such work.

As of this time, we expect Bell to exhaust all currently available fiscal 2026 MV-75 program funds during our third quarter and prior to the end of the U.S. Government’s fiscal year. Consequently, to mitigate the impact of a stop work requirement or prevent one from occurring, we intend to initiate various spending reduction measures at Bell to extend the time period during which it can continue to work on the program using available program funds. Actions to slow program spending until additional funding is approved or a stop work requirement could result in program delays, supplier claims or unrecoverable contract costs and could materially impact the Company’s financial results.
We believe that a stop work order, if one were to occur, would not extend into our fourth quarter, as the current Future Years Defense Program indicates a funding level for the MV-75 program of $2.3 billion for the U.S. Government’s fiscal year 2027 which begins October 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Environment
Beginning in 2025, the United States has made various changes to its trade policy resulting in new or higher tariffs on goods imported from numerous countries. These tariffs were imposed under various legal authorities, including the International Emergency Economic Powers Act (IEEPA). We are principally a North American manufacturer and 69% of our 2025 revenues were generated in the U.S. Many of our aircraft materials and components qualify under the rules of the United States-Mexico-Canada Agreement for preferential treatment on tariffs imposed by the U.S. on imports from Canada and Mexico. In addition, our operations outside of North America primarily source materials and components from outside of North America and manufacture products for non-U.S. customers. Many of our businesses also source materials and components from outside of North America. These businesses have been and will continue to be impacted by these imposed U.S. tariffs. In order to mitigate these impacts our businesses have been managing, and will continue to manage, pricing and supply chain optimization strategies. To date, we have not experienced a material adverse impact from these tariffs.
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the IEEPA were not authorized by the statute. While we currently believe the impact of this ruling on our financial results is not material, we will continue to evaluate its potential effects, along with any further developments or changes in global tariff policies on our business and financial position.
Consolidated Results of Operations

	Three Months Ended
(Dollars in millions)	April 4, 2026	March 29, 2025	% Change
Revenues	$3,695	$3,306	12%
Cost of sales	3,023	2,672	13%
Gross margin as a % of Manufacturing revenues	17.8%	18.8%
Research and development costs	$120	$132	(9)%
Selling and administrative expense	321	298	8%
Interest expense, net	34	29	17%
Non-service components of pension and postretirement income, net	70	66	6%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 21 to 24.
Revenues
Revenues increased $389 million, 12%, in the first quarter of 2026, compared with the first quarter of 2025. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $269 million, reflecting higher aircraft revenues of $221 million, largely due to higher Citation jet and commercial turboprop volume, and higher aftermarket parts and services revenues of $48 million.
•Higher Bell revenues of $87 million, due to higher military aircraft and support programs revenues of $161 million, largely from the MV-75 program, partially offset by lower volume on V-22 production and on military sustainment programs. The increase in military revenues was partially offset by lower commercial revenues of $74 million.
•Higher Textron Systems revenues of $39 million, largely due to higher volume.
•Lower Industrial revenues of $6 million, reflecting lower revenues of $42 million at Textron Specialized Vehicles, largely due to the impact from the disposition of the Powersports business in April 2025, partially offset by higher revenues of $36 million at Kautex, primarily due to a favorable impact from foreign exchange rate fluctuations and higher volume and mix.
Cost of Sales
Cost of sales includes cost of products and services sold for the Manufacturing group. Cost of sales increased $351 million, 13%, in the first quarter of 2026, compared with the first quarter of 2025, largely due to higher net volume and mix of $287 million and an $81 million impact from inflation and higher LIFO inventory provision, partially offset by the impact from the Powersports disposition. Gross margin as a percentage of Manufacturing revenues decreased 100 basis points in the first quarter of 2026, primarily due to lower margin at the Bell segment.
Research and Development Costs
Research and development costs decreased $12 million, 9%, in the first quarter of 2026, compared with the first quarter of 2025, primarily reflecting a $7 million decrease in certain development projects reported within corporate expenses as discussed in the Segment Analysis section below.

Selling and Administrative Expense
Selling and administrative expense increased $23 million, 8%, in the first quarter of 2026, compared with the first quarter of 2025, primarily due to higher share-based and other compensation expense.
Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group. In the first quarter of 2026, interest expense, net increased $5 million, 17%, compared with the first quarter of 2025, primarily due to higher average debt outstanding. Gross interest expense totaled $43 million and $38 million in the first quarter of 2026 and 2025, respectively.
Income Taxes
Our effective tax rate for the first quarter of 2026 and 2025 was 17.6% and 14.1%, respectively. In the first quarter of 2026, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the favorable impact of research and development credits and tax deductions for foreign-derived deduction eligible income, which replaced foreign-derived intangible income beginning in 2026. In the first quarter of 2025, the effective tax rate was lower than the U.S. federal statutory rate of 21%, largely due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
Backlog
Our backlog is summarized below:

(In millions)	April 4, 2026	January 3, 2026
Textron Aviation	$8,000	$7,724
Bell	7,603	7,795
Textron Systems	3,559	3,304
Total backlog	$19,162	$18,823
Segment Analysis
We operate in, and report financial information for, the following five operating segments: Textron Aviation, Bell, Textron Systems, Industrial and Finance. Effective January 4, 2026, the beginning of our 2026 fiscal year, the business activities of the Textron eAviation segment were realigned within Textron's other operating segments resulting in the elimination of the Textron eAviation segment as a separate reporting segment. Under the segment realignment, a significant part of Textron eAviation, including Pipistrel, became part of the Textron Aviation segment to enable the business to more effectively leverage the development, manufacturing and sales expertise at Textron Aviation. In addition, Textron eAviation’s manned and unmanned products for military applications and related research and development activities are included in the results of the Textron Systems segment, which is best suited to provide more direct access to the targeted customer base for these products. Lastly, certain Textron eAviation research and development activities encompassing digital flight control and air vehicle management systems, which we expect will benefit several of our segments, are reported within corporate expenses. The prior period has been recast to reflect the segment realignment.

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
Approximately 27% of our 2025 revenues were derived from contracts with the U.S. Government, including those under the U.S. Government-sponsored foreign military sales program. For our segments that contract with the U.S. Government, material changes in revenues related to these contracts are expressed in terms of volume. Changes in segment profit for these contracts are typically expressed in terms of volume and mix and contract performance, which includes cumulative catch-up adjustments associated with a) revisions to the transaction price that may reflect contract modifications or changes in assumptions related to award fees and other variable consideration or b) changes in the total estimated costs at completion due to improved or deteriorated operating performance among other factors. See the Critical Accounting Estimates - Revenue Recognition section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report on Form 10-K for a discussion of the factors that impact our estimated costs.
Textron Aviation

	Three Months Ended
(Dollars in millions)	April 4, 2026	March 29, 2025	% Change
Revenues:
Aircraft	$954	$733	30%
Aftermarket parts and services	531	483	10%
Total revenues	1,485	1,216	22%
Cost of sales	1,153	933	24%
Research and development costs	56	60	(7)%
Selling and administrative expense	122	101	21%
Segment profit	$154	$122	26%
Profit margin	10.4%	10.0%
Textron Aviation’s revenues increased $269 million, 22%, in the first quarter of 2026, compared with the first quarter of 2025, reflecting higher aircraft revenues of $221 million and higher aftermarket parts and services revenues of $48 million. The increase in aircraft revenues was primarily due to higher volume and mix, largely reflecting higher Citation jet and commercial turboprop volume. We delivered 37 Citation jets and 35 commercial turboprops in the first quarter of 2026, compared with 31 Citation jets and 30 commercial turboprops in the first quarter of 2025. The increase in aftermarket parts and services revenues was due to higher volume and pricing.
Textron Aviation’s cost of sales increased $220 million, 24%, in the first quarter of 2026, compared with the first quarter of 2025, primarily reflecting higher aircraft volume and inflation of $45 million.
Textron Aviation's selling and administrative expense increased $21 million, 21%, in the first quarter of 2026, compared with the first quarter of 2025, primarily due to higher compensation expense.
Textron Aviation's segment profit increased $32 million, 26%, in the first quarter of 2026, compared with the first quarter of 2025, primarily due to higher aircraft volume and mix, partially offset by higher selling and administrative expense and warranty costs.
Bell

	Three Months Ended
(Dollars in millions)	April 4, 2026	March 29, 2025	% Change
Revenues:
Military aircraft and support programs	$795	$634	25%
Commercial helicopters, parts and services	275	349	(21)%
Total revenues	1,070	983	9%
Cost of sales	904	803	13%
Research and development costs	37	39	(5)%
Selling and administrative expense	57	51	12%
Segment profit	$72	$90	(20)%
Profit margin	6.7%	9.2%
Bell’s military aircraft and support programs revenues increased $161 million, 25%, in the first quarter of 2026, compared with the first quarter of 2025, largely due to higher volume on the MV-75 program, partially offset by lower volume on V-22 production and on military sustainment programs. Commercial helicopters, parts and services revenues decreased $74 million, 21%, in the first quarter of 2026, compared with the first quarter of 2025, primarily due to lower volume and mix as we delivered 20 commercial helicopters in the first quarter of 2026, compared with 29 commercial helicopters in the first quarter of 2025.
Bell’s cost of sales increased $101 million, 13%, in the first quarter of 2026, compared with the first quarter of 2025, largely due to higher net volume and mix described above.
Bell's segment profit decreased $18 million, 20%, in the first quarter of 2026, compared with the first quarter of 2025, and its profit margin decreased 250 basis points, largely reflecting an unfavorable impact from the mix of military programs described above and lower commercial volume and mix.
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
Textron Systems

	Three Months Ended
(Dollars in millions)	April 4, 2026	March 29, 2025	% Change
Revenues	$338	$299	13%
Cost of sales	258	221	17%
Research and development costs	9	10	(10)%
Selling and administrative expense	29	30	(3)%
Segment profit	$42	$38	11%
Profit margin	12.4%	12.7%
Textron Systems’ revenues increased $39 million, 13%, in the first quarter of 2026, compared with the first quarter of 2025, largely due to higher volume on the Ship-to-Shore Connector program and military training and support services provided by Airborne Tactical Advantage Company (ATAC), partially offset by lower net volume on other programs.
Textron Systems’ cost of sales increased $37 million, 17%, in the first quarter of 2026, compared with the first quarter of 2025, primarily due to higher net volume described above.
Textron Systems’ segment profit increased $4 million, 11%, in the first quarter of 2026, compared with the first quarter of 2025, largely due to higher net volume described above.
Industrial

	Three Months Ended
(Dollars in millions)	April 4, 2026	March 29, 2025	% Change
Revenues:
Kautex	$486	$450	8%
Textron Specialized Vehicles	300	342	(12)%
Total revenues	786	792	(1)%
Cost of sales	661	678	(3)%
Research and development costs	16	14	14%
Selling and administrative expense	69	70	(1)%
Segment profit	$40	$30	33%
Profit margin	5.1%	3.8%
Industrial segment revenues decreased $6 million, 1%, in the first quarter of 2026, compared with the first quarter of 2025. Textron Specialized Vehicles' revenues decreased $42 million, 12%, largely reflecting a $55 million impact from the disposition of the Powersports business in April 2025. Kautex revenues increased $36 million, 8%, primarily due to a favorable impact of $20 million from foreign exchange rate fluctuations and higher volume and mix.
Industrial's cost of sales decreased $17 million, 3%, in the first quarter of 2026, compared with the first quarter of 2025, primarily reflecting the impact from the disposition, partially offset by higher volume and mix discussed above and an unfavorable impact from foreign exchange rate fluctuations.

Industrial's segment profit increased $10 million, 33%, in the first quarter of 2026, compared with the first quarter of 2025, primarily due to manufacturing efficiencies, which included the benefit of cost reductions resulting from prior year restructuring activities.
Finance

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Revenues	$16	$16
Selling and administrative expense	(1)	2
Interest expense, net	5	4
Segment profit	$12	$10
Finance segment revenues were unchanged and segment profit increased $2 million in the first quarter of 2026, compared with the first quarter of 2025.
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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	April 4, 2026	January 3, 2026
Manufacturing group
Cash and equivalents	$1,509	$1,940
Debt	3,466	3,539
Shareholders’ equity	8,002	7,875
Capital (debt plus shareholders’ equity)	11,468	11,414
Net debt (net of cash and equivalents) to capital	20%	17%
Debt to capital	30%	31%
Finance group
Cash and equivalents	$101	$85
Debt	339	339
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
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2030 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At April 4, 2026 and January 3, 2026, there were no amounts borrowed against the facility and there were no letters of credit issued and outstanding under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.

Manufacturing Group Cash Flows
Cash flows for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Operating activities	$(107)	$(114)
Investing activities	(130)	(10)
Financing activities	(193)	(75)
In the first quarter of 2026, the net cash outflow from operating activities was $107 million, compared with a net cash outflow of $114 million in the first quarter of 2025. We expect positive cash flows from operating activities for the full year.
Cash flows used in investing activities included $133 million and $56 million of capital expenditures in the first quarter of 2026 and 2025, respectively. In the first quarter of 2025, cash flows used in investing activities also included $31 million of net proceeds from corporate-owned life insurance policies.
Cash flows used in financing activities in the first quarter of 2026 included $168 million of cash paid to repurchase an aggregate of 1.8 million shares of our common stock and $74 million of payments on long-term debt, partially offset by $56 million of proceeds from the exercise of stock options granted to employees. In the first quarter of 2025, cash flows used in financing activities included $352 million of payments on long-term debt and $215 million of cash paid to repurchase an aggregate of 2.9 million shares of our common stock, largely offset by $495 million of net proceeds from the issuance of long-term debt.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Operating activities	$3	$3
Investing activities	13	(4)
Financing activities	—	(3)
The Finance group’s cash flows from investing activities included finance receivable originations of $49 million and $33 million in the first quarter of 2026 and 2025, respectively, and collections on finance receivables totaling $34 million and $29 million, respectively. In the first quarter of 2026, investing cash flows also included $24 million of proceeds from the disposition of non-captive assets.
Consolidated Cash Flows
The consolidated cash flows after elimination of activity between the borrowing groups, are summarized below:

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Operating activities	$(117)	$(124)
Investing activities	(104)	(1)
Financing activities	(193)	(78)
In the first quarter of 2026, the net cash outflow from operating activities was $117 million, compared with a net cash outflow of $124 million in the first quarter of 2025.
Cash flows used in investing activities in the first quarter of 2026 included $133 million of capital expenditures, partially offset by $24 million of proceeds from the disposition of non-captive assets. In the first quarter of 2025, cash flows used in investing activities included $56 million of capital expenditures, partially offset by $31 million of net proceeds from corporate-owned life insurance policies.
Cash flows used in financing activities in the first quarter of 2026 included $168 million of cash paid to repurchase shares of our outstanding common stock and $74 million of payments on long-term debt, partially offset by $56 million of proceeds from the exercise of stock options granted to employees. In the first quarter of 2025, cash flows used in financing activities included $355 million of payments on long-term and non-recourse debt and $215 million of cash paid to repurchase shares of our outstanding common stock, largely offset by $495 million of net proceeds from the issuance of long-term debt.

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
Reclassification adjustments included in the Consolidated Statements of Cash Flows on page 6 are summarized below:

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Reclassification adjustments from investing activities to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(40)	$(33)
Cash received from customers	27	20
Total reclassification adjustments from investing activities to operating activities	$(13)	$(13)
Critical Accounting Estimates Update
Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The accounting estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in Item 7 of our 2025 Annual Report on Form 10-K. The following section provides an update of the year-end disclosure.
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

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Gross favorable	$25	$27
Gross unfavorable	(15)	(10)
Net adjustments	$10	$17

Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “guidance,” “project,” “target,” “potential,” “will,” “should,” “could,” “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements.  In addition to those factors described in our 2025 Annual Report on Form 10-K under “Risk Factors,” among the factors that could cause actual results to differ materially from past and projected future results are the following:
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
•The ability of our businesses to hire, train and retain the highly skilled personnel necessary for our businesses to succeed;
•Uncertainty related to the Company's ability to satisfy the necessary conditions to consummate the separation of its Industrial segment; and
•Risks related to the Company’s ability to effect a successful separation and realize the anticipated benefits of the separation on a timely basis or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended April 4, 2026. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 4, 2026. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of April 4, 2026.
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 4, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Our business, financial condition and results of operations are subject to various risks. Investors should review and consider the risk factors previously disclosed in the 2025 Annual Report on Form 10-K for the year ended January 3, 2026, along with the additional risk factor included below. We may disclose changes to these risk factors or additional risk factors in our future filings with the SEC as the business environment and conditions change. Additional risks and uncertainties not presently known to us or that we currently believe are not material also may adversely impact our business, financial condition, results of operations and cash flows.
The global economic impacts of the conflict in the Middle East could adversely affect our business, financial condition or operating results.
The ongoing conflict in the Middle East has resulted in significant volatility in the global energy and commodity markets, increased energy and shipping costs, disruptions to international shipping lanes (including the Strait of Hormuz) and heightened risks of supply-chain interruptions, cyber-attacks and terrorism. In addition, some of our commercial aircraft delivery schedules and order activity in the Middle East and surrounding regions are at risk of being disrupted as a result of hostility-related events. Certain of our direct or indirect suppliers also have been negatively impacted by these events, resulting in increased costs to us for certain materials and components. The continuation or escalation of hostilities in the Middle East region could adversely affect global economic conditions, lead to other delivery schedule, order activity and/or supply chain disruptions, result in continued elevated transportation and energy costs and other inflationary pressures or otherwise negatively impact our operations. Sustained elevated energy costs, including the cost of jet fuel, could adversely impact demand and/or utilization of our aircraft and rotorcraft products. Furthermore, the potential for retaliatory acts of cyberwarfare against U.S. defense companies in response to the hostilities could result in increased cyber-attacks against us. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
Risks related to the intended separation of the Company's Industrial Segment
We have recently announced our intention to separate our Industrial segment from the Company and its core aerospace and defense businesses (the Separation) pursuant to a sale of the Industrial businesses, a tax-free separation of the Industrial businesses into a standalone, publicly traded company or another transaction. The Company has begun to explore several paths to effect the Separation, but at this time there is uncertainty as to the terms, structure and timing of any transaction, whether the closing conditions for a transaction will be satisfied or waived, and whether the Separation will be completed on the Company’s targeted timeline or at all. Additional factors such as conditions in the equity and debt markets and other external conditions or developments, many of which are outside of the Company’s control, could delay the completion of the Separation relative to its targeted timeline, prevent it from occurring at all or, if it does occur, adversely impact the future operating and financial performance, market position and business strategy for the Company and/or the Industrial segment following the Separation. These or other unanticipated developments could also cause the Separation to occur on terms or conditions that are less favorable than anticipated. Furthermore, there is no guarantee that the Separation, if completed, will be successful in meeting its objectives or achieving its intended benefits.
We have customer concentration with the U.S. Government; reduction in U.S. Government defense spending can adversely affect our results of operations and financial condition.
During 2025, we derived approximately 27% of our revenues from sales to a variety of U.S. Government entities. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The MV-75 program at Bell represents a significant and growing portion of our U.S. Government revenues and backlog. Bell has significantly increased and expects to continue to increase its investments in the resources, facilities and personnel applied to the MV-75 program. However, as described in Note 13. Commitments and Contingencies - MV-75 Program, the U.S. Government has notified Bell that, should Bell exhaust all available U.S. government fiscal year 2026 program funds prior to the approval of additional funding or if the additional funding is not approved, Bell will be required to stop work on the program. There can be no assurance that this additional funding will be approved or that spending reduction measures at Bell will enable it to continue to work on the program using available program funds until receipt of the additional funds. A stop work order could result in program delays, supplier claims, unrecoverable costs or other adverse consequences and could materially impact the Company’s financial results. In addition, while the current Future Years Defense Program indicates a funding level for the MV-75 program of $2.3 billion for the Government’s fiscal 2027 which begins October 1, 2026, considerable uncertainty exists regarding how future budget and program decisions will develop. We cannot predict the impact on existing, follow-on or future programs from changes in the threat environment, defense spending levels, government priorities, political leadership, procurement practices, inflation and other macroeconomic trends, military strategy, or broader societal changes. Significant changes in national and international priorities for defense spending could affect the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition. In particular, a material reduction or delay in funding of the MV-75 program could have a material adverse effect on Bell’s and our cash flows, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our first quarter of 2026 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
January 4, 2026 – February 7, 2026	625	$89.07	625	4,311
February 8, 2026 – March 7, 2026	755	97.03	755	24,643
March 8, 2026 – April 4, 2026	430	90.52	430	24,213
Total	1,810	$92.73	1,810
*On February 11, 2026, pursuant to a delegation by our Board of Directors, Textron's Audit Committee approved a new program for the repurchase of up to 25 million shares of our common stock. This repurchase program has no expiration date and replaced the prior 2023 share repurchase program. There were 1,023 thousand shares repurchased under the 2023 program during the period January 4, 2026 through February 11, 2026.
Item 5. Other Information
(c) None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended April 4, 2026.
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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	April 30, 2026	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)