Form 10-Q
period 2026-07-04
TEXTRON INC
filed 2026-07-28
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 17, 2026, there were 171,986,917 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended July 4, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenues
Manufacturing product revenues	$3,321	$3,197	$6,478	$5,968
Manufacturing service revenues	492	504	1,014	1,023
Finance revenues	14	15	30	31
Total revenues	3,827	3,716	7,522	7,022
Costs, expenses and other
Cost of products sold	2,759	2,630	5,383	4,907
Cost of services sold	374	377	773	772
Research and development costs	116	137	236	269
Selling and administrative expense	311	303	632	601
Interest expense, net	33	31	67	60
Special charges	—	4	—	4
Non-service components of pension and postretirement income, net	(70)	(67)	(140)	(133)
Total costs, expenses and other	3,523	3,415	6,951	6,480
Income before income taxes	304	301	571	542
Income tax expense	56	56	103	90
Net income	$248	$245	$468	$452
Earnings per share
Basic	$1.43	$1.36	$2.69	$2.49
Diluted	$1.42	$1.35	$2.67	$2.48
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$248	$245	$468	$452
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	1	—	2	—
Foreign currency translation adjustments, net of reclassifications	(15)	91	(30)	131
Deferred gains (losses) on hedge contracts, net of reclassifications	(2)	5	(6)	4
Total other comprehensive income (loss), net of tax	(16)	96	(34)	135
Comprehensive income	$232	$341	$434	$587
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	July 4, 2026	January 3, 2026
Assets
Manufacturing group
Cash and equivalents	$1,436	$1,940
Accounts receivable, net	916	823
Inventories	4,720	4,278
Other current assets	909	872
Total current assets	7,981	7,913
Property, plant and equipment, less accumulated depreciation and amortization of $5,890 and $5,784, respectively	2,570	2,590
Goodwill	2,312	2,321
Other assets	4,572	4,628
Total Manufacturing group assets	17,435	17,452
Finance group
Cash and equivalents	170	85
Finance receivables, net	524	574
Other assets	5	18
Total Finance group assets	699	677
Total assets	$18,134	$18,129
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$355	$5
Accounts payable	1,215	1,185
Other current liabilities	3,092	3,163
Total current liabilities	4,662	4,353
Other liabilities	1,918	1,980
Long-term debt	3,111	3,534
Total Manufacturing group liabilities	9,691	9,867
Finance group
Other liabilities	50	48
Debt	339	339
Total Finance group liabilities	389	387
Total liabilities	10,080	10,254
Shareholders’ equity
Common stock	22	22
Capital surplus	2,126	1,995
Treasury stock	(434)	(55)
Retained earnings	6,245	5,784
Accumulated other comprehensive income	95	129
Total shareholders’ equity	8,054	7,875
Total liabilities and shareholders’ equity	$18,134	$18,129
Common shares outstanding (in thousands)	171,937	174,310
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended July 4, 2026 and June 28, 2025, respectively

	Consolidated
(In millions)	2026	2025
Cash flows from operating activities
Net income	$468	$452
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	190	192
Deferred income taxes	82	(22)
Gain on business disposition	—	(4)
Other, net	69	73
Changes in assets and liabilities:
Accounts receivable, net	(96)	54
Inventories	(446)	(284)
Other assets	(29)	(70)
Accounts payable	93	163
Other liabilities	(88)	(200)
Income taxes, net	20	46
Pension, net	(121)	(117)
Captive finance receivables, net	46	(26)
Other operating activities, net	(1)	7
Net cash provided by operating activities of continuing operations	187	264
Net cash used in operating activities of discontinued operations	—	(1)
Net cash provided by operating activities	187	263
Cash flows from investing activities
Capital expenditures	(228)	(134)
Net proceeds from corporate-owned life insurance policies	3	57
Net proceeds from business disposition	—	16
Proceeds from sale of property, plant and equipment	6	9
Finance receivables repaid	13	17
Finance receivables originated	(15)	(21)
Proceeds from the disposition of non-captive assets	24	59
Other investing activities, net	4	14
Net cash provided by (used in) investing activities	(193)	17
Cash flows from financing activities
Net proceeds from long-term debt	—	495
Principal payments on long-term debt and nonrecourse debt	(75)	(364)
Purchases of Textron common stock	(377)	(429)
Proceeds from stock options exercised	61	10
Dividends paid	(7)	(7)
Other financing activities, net	(11)	(15)
Net cash used in financing activities	(409)	(310)
Effect of exchange rate changes on cash and equivalents	(4)	23
Net decrease in cash and equivalents	(419)	(7)
Cash and equivalents at beginning of period	2,025	1,441
Cash and equivalents at end of period	$1,606	$1,434
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended July 4, 2026 and June 28, 2025, respectively

	Manufacturing Group		Finance Group
(In millions)	2026	2025	2026	2025
Cash flows from operating activities
Net income	$450	$435	$18	$17
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	190	192	—	—
Deferred income taxes	88	(3)	(6)	(19)
Gain on business disposition	—	(4)	—	—
Other, net	76	73	(7)	—
Changes in assets and liabilities:
Accounts receivable, net	(96)	54	—	—
Inventories	(446)	(284)	—	—
Other assets	(29)	(69)	—	(1)
Accounts payable	93	163	—	—
Other liabilities	(85)	(195)	(3)	(5)
Income taxes, net	9	29	11	17
Pension, net	(121)	(117)	—	—
Other operating activities, net	(1)	7	—	—
Net cash provided by operating activities of continuing operations	128	281	13	9
Net cash used in operating activities of discontinued operations	—	(1)	—	—
Net cash provided by operating activities	128	280	13	9
Cash flows from investing activities
Capital expenditures	(228)	(134)	—	—
Net proceeds from corporate-owned life insurance policies	3	57	—	—
Net proceeds from business disposition	—	16	—	—
Proceeds from sale of property, plant and equipment	6	9	—	—
Finance receivables repaid	—	—	115	81
Finance receivables originated	—	—	(71)	(111)
Proceeds from the disposition of non-captive assets	—	—	24	59
Other investing activities, net	—	14	4	—
Net cash provided by (used in) investing activities	(219)	(38)	72	29
Cash flows from financing activities
Net proceeds from long-term debt	—	495	—	—
Principal payments on long-term debt and nonrecourse debt	(75)	(353)	—	(11)
Purchases of Textron common stock	(377)	(429)	—	—
Proceeds from stock options exercised	61	10	—	—
Dividends paid	(7)	(7)	—	—
Other financing activities, net	(11)	(15)	—	—
Net cash used in financing activities	(409)	(299)	—	(11)
Effect of exchange rate changes on cash and equivalents	(4)	23	—	—
Net increase (decrease) in cash and equivalents	(504)	(34)	85	27
Cash and equivalents at beginning of period	1,940	1,386	85	55
Cash and equivalents at end of period	$1,436	$1,352	$170	$82
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
Our cumulative catch-up adjustments had no impact on segment profit and net income in the second quarter of 2026. In the second quarter of 2025, our cumulative catch-up adjustments increased segment profit by $8 million and net income by $6 million ($0.03 per diluted share). In the first half of 2026 and 2025, our cumulative catch-up adjustments increased segment profit by $10 million and $25 million, respectively, and net income by $8 million and $19 million, respectively ($0.04 and $0.10 per diluted share, respectively).

Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	July 4, 2026	January 3, 2026
Commercial	$762	$690
U.S. Government contracts	166	149
	928	839
Allowance for credit losses	(12)	(16)
Total accounts receivable, net	$916	$823
Finance Receivables
Finance receivables are presented in the following table:

(In millions)	July 4, 2026	January 3, 2026
Finance receivables	$542	$593
Allowance for credit losses	(18)	(19)
Total finance receivables, net	$524	$574
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	July 4, 2026	January 3, 2026
Performing	$512	$578
Watchlist	25	13
Nonaccrual	5	2
Nonaccrual as a percentage of finance receivables	0.92%	0.34%
Current and less than 31 days past due	$520	$584
31-60 days past due	15	9
61-90 days past due	7	—
Over 90 days past due	—	—
60+ days contractual delinquency as a percentage of finance receivables	1.29%	—%

At July 4, 2026, 58% of our performing finance receivables were originated since the beginning of 2024 and 21% were originated from 2021 to 2023 with the remainder prior to 2021. For finance receivables categorized as watchlist, 39% were originated since the beginning of 2024 and 43% from 2021 to 2023 with the remainder prior to 2021. For finance receivables categorized as nonaccrual, 100% were originated from 2025 to 2026.
On a quarterly basis, we evaluate individual larger balance accounts for impairment. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Our impaired finance receivables were not significant at July 4, 2026 and January 3, 2026.
Note 3. Inventories
Inventories are composed of the following:

(In millions)	July 4, 2026	January 3, 2026
Finished goods	$1,272	$1,104
Work in process	2,269	2,065
Raw materials and components	1,179	1,109
Total inventories	$4,720	$4,278
Note 4. Accounts Payable and Warranty Liability
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers for a maximum amount of $200 million that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. This financing arrangement expires in April 2027. At July 4, 2026 and January 3, 2026, the amount due under the supplier financing arrangement was $119 million and $108 million, respectively.
Warranty Liability
Changes in our current and non-current warranty liability are as follows:

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Beginning of period	$183	$173
Provision	40	38
Changes to estimates	18	24
Settlements	(49)	(45)
Other*	1	(9)
End of period	$193	$181
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
Operating lease cost totaled $20 million and $18 million in the second quarter of 2026 and 2025, respectively, and $39 million and $36 million in the first half of 2026 and 2025, respectively. Cash paid for operating leases approximated the lease cost and is classified in cash flows from operating activities. Noncash transactions related to operating leases totaled $35 million and $3 million in the first half of 2026 and 2025, respectively, reflecting new or modified leases and changes from the reassessment of lease options. Finance lease, variable and short-term lease costs were not significant.
Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	July 4, 2026	January 3, 2026
Operating leases:
Other assets	$394	$390
Other current liabilities	56	58
Other liabilities	350	346
Weighted-average remaining lease term (in years)	9.6	9.5
Weighted-average discount rate	5.02%	4.97%
Finance leases:
Property, plant and equipment, less accumulated amortization of $10 million and $14 million, respectively	$24	$95
Long-term debt, including current portion	27	100
Weighted-average remaining lease term (in years)	15.7	5.9
Weighted-average discount rate	6.44%	6.63%
At July 4, 2026, maturities of our operating lease liabilities on an undiscounted basis totaled $37 million for the remainder of 2026, $69 million for 2027, $64 million for 2028, $59 million for 2029, $50 million for 2030 and $242 million thereafter. In the first quarter of 2026, we paid $72 million in connection with the termination of a finance lease resulting from our election to exercise an option to purchase the related manufacturing facility for the MV-75 program.
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

Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At July 4, 2026 and January 3, 2026, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $574 million and $477 million, respectively. At July 4, 2026, the fair value amounts of our foreign currency exchange contracts were a $1 million asset and a $15 million liability. At January 3, 2026, the fair value amounts of our foreign currency exchange contracts were a $6 million asset and a $10 million liability.
Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. The fair value of our interest rate swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2. The fair value of our outstanding interest rate swap agreements was a $4 million and a $1 million asset at July 4, 2026 and January 3, 2026, respectively.
At July 4, 2026 and January 3, 2026, our Finance group had interest rate swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $264 million that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.16%. These agreements have maturities ranging from August 2026 to August 2030.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	July 4, 2026		January 3, 2026
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,457)	$(3,365)	$(3,459)	$(3,406)
Finance group
Finance receivables, excluding leases	468	494	493	528
Debt	(339)	(316)	(339)	(312)
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

Note 7. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three months ended July 4, 2026
Beginning of period	$22	$2,091	$(223)	$6,001	$111	$8,002
Net income	—	—	—	248	—	248
Other comprehensive loss	—	—	—	—	(16)	(16)
Share-based compensation activity	—	35	—	—	—	35
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(211)	—	—	(211)
End of period	$22	$2,126	$(434)	$6,245	$95	$8,054
Three months ended June 28, 2025
Beginning of period	$23	$2,005	$(299)	$5,811	$(265)	$7,275
Net income	—	—	—	245	—	245
Other comprehensive income	—	—	—	—	96	96
Share-based compensation activity	—	36	—	—	—	36
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(215)	—	—	(215)
End of period	$23	$2,041	$(514)	$6,052	$(169)	$7,433
Six months ended July 4, 2026
Beginning of period	$22	$1,995	$(55)	$5,784	$129	$7,875
Net income	—	—	—	468	—	468
Other comprehensive loss	—	—	—	—	(34)	(34)
Share-based compensation activity	—	131	—	—	—	131
Dividends declared	—	—	—	(7)	—	(7)
Purchases of common stock, including excise tax*	—	—	(379)	—	—	(379)
End of period	$22	$2,126	$(434)	$6,245	$95	$8,054
Six months ended June 28, 2025
Beginning of period	$23	$1,960	$(82)	$5,607	$(304)	$7,204
Net income	—	—	—	452	—	452
Other comprehensive income	—	—	—	—	135	135
Share-based compensation activity	—	81	—	—	—	81
Dividends declared	—	—	—	(7)	—	(7)
Purchases of common stock, including excise tax*	—	—	(432)	—	—	(432)
End of period	$23	$2,041	$(514)	$6,052	$(169)	$7,433
* Includes amounts accrued for excise tax imposed on common share repurchases that totaled $2 million for both the second quarter and first half of 2026 and $1 million and $3 million for the second quarter and first half of 2025, respectively.
Dividends per share of common stock were $0.02 for both the second quarter of 2026 and 2025 and $0.04 for both the first half of 2026 and 2025.

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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Basic weighted-average shares outstanding	173,500	179,958	174,031	181,168
Dilutive effect of stock options	1,506	1,133	1,560	1,211
Diluted weighted-average shares outstanding	175,006	181,091	175,591	182,379
In both the second quarter and first half of 2026, stock options to purchase 0.9 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive. Stock options to purchase 2.9 million and 2.5 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the second quarter and first half of 2025, respectively, as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Income (Loss) and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at January 3, 2026	$119	$12	$(2)	$129
Other comprehensive loss before reclassifications	—	(30)	(7)	(37)
Reclassified from Accumulated other comprehensive income	2	—	1	3
Balance at July 4, 2026	$121	$(18)	$(8)	$95
Balance at December 28, 2024	$(179)	$(120)	$(5)	$(304)
Other comprehensive income before reclassifications	—	133	3	136
Reclassified from Accumulated other comprehensive loss	—	(2)	1	(1)
Balance at June 28, 2025	$(179)	$11	$(1)	$(169)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	July 4, 2026			June 28, 2025
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(2)	$1	$(1)	$(2)	$1	$(1)
Amortization of prior service cost*	3	(1)	2	2	(1)	1
Pension and postretirement benefits adjustments, net	1	—	1	—	—	—
Foreign currency translation adjustments:
Foreign currency translation adjustments	(15)	—	(15)	93	—	93
Business disposition	—	—	—	(2)	—	(2)
Foreign currency translation adjustments, net	(15)	—	(15)	91	—	91
Deferred gains (losses) on hedge contracts:
Current deferrals	(2)	1	(1)	8	(3)	5
Reclassification adjustments	2	(3)	(1)	—	—	—
Deferred gains (losses) on hedge contracts, net	—	(2)	(2)	8	(3)	5
Total	$(14)	$(2)	$(16)	$99	$(3)	$96
Six Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(5)	$2	$(3)	$(4)	$1	$(3)
Amortization of prior service cost*	6	(1)	5	4	(1)	3
Pension and postretirement benefits adjustments, net	1	1	2	—	—	—
Foreign currency translation adjustments:
Foreign currency translation adjustments	(30)	—	(30)	133	—	133
Business disposition	—	—	—	(2)	—	(2)
Foreign currency translation adjustments, net	(30)	—	(30)	131	—	131
Deferred gains (losses) on hedge contracts:
Current deferrals	(9)	2	(7)	5	(2)	3
Reclassification adjustments	5	(4)	1	2	(1)	1
Deferred gains (losses) on hedge contracts, net	(4)	(2)	(6)	7	(3)	4
Total	$(33)	$(1)	$(34)	$138	$(3)	$135
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
On April 30, 2026, Textron announced its intent to separate its Industrial segment from the Company. The Company intends to explore multiple paths to effect the planned separation of its Industrial segment, including but not limited to a sale of the Industrial businesses or a tax-free separation into a standalone, publicly traded company. The Company is targeting completion of the separation within 12 to 18 months from the original announcement, subject to the satisfaction of certain conditions customary for such a proposed separation, including receipt of any required regulatory approvals and final approval of the Company’s Board of Directors. There can be no assurance regarding the ultimate timing or structure of the proposed separation or that a transaction will be completed.

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
Our revenues and expenses by segment are provided below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended July 4, 2026
Revenues	$1,544	$1,074	$347	$848	$14	$3,827
Costs and expenses:
Cost of sales	1,204	917	267	697	—	3,085
Research and development costs	58	27	10	19	—	114
Selling and administrative expense	117	55	26	73	—	271
Interest expense, net	—	—	—	—	4	4
Segment profit	$165	$75	$44	$59	$10	$353
Three months ended June 28, 2025
Revenues	$1,522	$1,016	$324	$839	$15	$3,716
Costs and expenses:
Cost of sales	1,178	841	244	698	—	2,961
Research and development costs	59	38	16	20	—	133
Selling and administrative expense	115	57	24	67	2	265
Interest expense, net	—	—	—	—	5	5
Segment profit	$170	$80	$40	$54	$8	$352
Six months ended July 4, 2026
Revenues	$3,029	$2,144	$685	$1,634	$30	$7,522
Costs and expenses:
Cost of sales	2,357	1,821	525	1,358	—	6,061
Research and development costs	114	64	19	35	—	232
Selling and administrative expense	239	112	55	142	(1)	547
Interest expense, net	—	—	—	—	9	9
Segment profit	$319	$147	$86	$99	$22	$673
Six months ended June 28, 2025
Revenues	$2,738	$1,999	$623	$1,631	$31	$7,022
Costs and expenses:
Cost of sales	2,111	1,644	465	1,376	—	5,596
Research and development costs	119	77	26	34	—	256
Selling and administrative expense	216	108	54	137	4	519
Interest expense, net	—	—	—	—	9	9
Segment profit	$292	$170	$78	$84	$18	$642
A reconciliation of segment profit to income before income taxes is presented below:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Segment profit	$353	$352	$673	$642
Unallocated amounts:
Corporate expenses and other, net	(42)	(42)	(89)	(95)
Interest expense, net for Manufacturing group	(29)	(26)	(58)	(51)
LIFO inventory provision	(41)	(38)	(80)	(67)
Intangible asset amortization	(7)	(8)	(15)	(16)
Special charges	—	(4)	—	(4)
Non-service components of pension and postretirement income, net	70	67	140	133
Income before income taxes	$304	$301	$571	$542

Other information by segment is provided below:

	Capital Expenditures				Depreciation and Amortization
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Textron Aviation	$32	$37	$64	$63	$39	$42	$80	$81
Bell	30	18	102	33	24	28	48	50
Textron Systems	16	8	22	13	11	12	23	24
Industrial	16	15	37	25	18	17	35	34
Corporate	1	—	3	—	2	1	4	3
Total	$95	$78	$228	$134	$94	$100	$190	$192
Our assets by segment are summarized below:

(In millions)	July 4, 2026	January 3, 2026
Textron Aviation	$5,214	$5,103
Bell	3,445	3,132
Textron Systems	2,251	2,224
Industrial	2,386	2,305
Finance	699	677
Corporate	4,139	4,688
Total assets	$18,134	$18,129
Note 9. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Aircraft	$1,032	$1,015	$1,986	$1,748
Aftermarket parts and services	512	507	1,043	990
Textron Aviation	$1,544	$1,522	$3,029	$2,738
Military aircraft and support programs	695	648	1,490	1,282
Commercial helicopters, parts and services	379	368	654	717
Bell	$1,074	$1,016	$2,144	$1,999
Textron Systems	$347	$324	$685	$623
Fuel systems and functional components	500	483	986	933
Specialized vehicles	348	356	648	698
Industrial	$848	$839	$1,634	$1,631
Finance	$14	$15	$30	$31
Total revenues	$3,827	$3,716	$7,522	$7,022

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended July 4, 2026
Customer type:
Commercial	$1,461	$372	$81	$848	$14	$2,776
U.S. Government	83	702	266	—	—	1,051
Total revenues	$1,544	$1,074	$347	$848	$14	$3,827
Geographic location:
United States	$1,136	$815	$306	$427	$3	$2,687
Europe	105	29	19	180	1	334
Other international	303	230	22	241	10	806
Total revenues	$1,544	$1,074	$347	$848	$14	$3,827
Three months ended June 28, 2025
Customer type:
Commercial	$1,436	$361	$79	$829	$15	$2,720
U.S. Government	86	655	245	10	—	996
Total revenues	$1,522	$1,016	$324	$839	$15	$3,716
Geographic location:
United States	$1,083	$820	$293	$454	$5	$2,655
Europe	154	12	11	166	1	344
Other international	285	184	20	219	9	717
Total revenues	$1,522	$1,016	$324	$839	$15	$3,716
Six months ended July 4, 2026
Customer type:
Commercial	$2,852	$647	$158	$1,629	$30	$5,316
U.S. Government	177	1,497	527	5	—	2,206
Total revenues	$3,029	$2,144	$685	$1,634	$30	$7,522
Geographic location:
United States	$2,236	$1,682	$612	$797	$7	$5,334
Europe	255	55	33	372	3	718
Other international	538	407	40	465	20	1,470
Total revenues	$3,029	$2,144	$685	$1,634	$30	$7,522
Six months ended June 28, 2025
Customer type:
Commercial	$2,583	$722	$152	$1,614	$31	$5,102
U.S. Government	155	1,277	471	17	—	1,920
Total revenues	$2,738	$1,999	$623	$1,631	$31	$7,022
Geographic location:
United States	$1,995	$1,502	$565	$862	$9	$4,933
Europe	243	68	23	330	1	665
Other international	500	429	35	439	21	1,424
Total revenues	$2,738	$1,999	$623	$1,631	$31	$7,022
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts. These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At July 4, 2026, we had $18.9 billion in remaining performance obligations of which we expect to recognize revenues of approximately 74% through 2027, an additional 20% through 2029, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At July 4, 2026 and January 3, 2026, contract assets totaled $492 million and $451 million, respectively, and contract liabilities totaled $2.2 billion and $2.1 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $373 million and $1.0 billion in the second quarter and first half of 2026, respectively, and $351 million and $691 million in the second quarter and first half of 2025, respectively, that were included in the contract liability balance at the beginning of each year.

Note 10. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Pension Benefits
Service cost	$16	$15	$32	$31
Interest cost	94	94	188	188
Expected return on plan assets	(166)	(162)	(332)	(324)
Amortization of net actuarial gain	—	—	(1)	—
Amortization of prior service cost	3	3	6	5
Net periodic benefit income*	$(53)	$(50)	$(107)	$(100)
Postretirement Benefits Other Than Pensions
Service cost	$—	$1	$—	$1
Interest cost	1	1	3	3
Amortization of net actuarial gain	(2)	(2)	(4)	(4)
Amortization of prior service credit	—	(1)	—	(1)
Net periodic benefit income	$(1)	$(1)	$(1)	$(1)
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $1 million and $5 million for the second quarter and first half of 2026, respectively, and $2 million and $5 million for the second quarter and first half of 2025, respectively.
Note 11. Income Taxes
Our effective tax rate was 18.4% and 18.0% for the second quarter and first half of 2026, respectively. The effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the favorable impact of research and development credits and tax deductions for foreign-derived deduction eligible income, which replaced foreign-derived intangible income beginning in 2026.
Our effective tax rate for the second quarter and first half of 2025 was 18.6% and 16.6%, respectively. The effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
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
MV-75 Program
Funding
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, on April 28, 2026, Bell received a letter from the U.S. Army Contracting Command (the Contracting Command) stating that the U.S. Government is pursuing an Above Threshold Reprogramming (ATR) request for $350 million in additional funds for the MV-75 program for the U.S. Government’s fiscal year ending September 30, 2026. The letter advised that, if Bell continues working after currently available funds are exhausted or if the additional funding is not approved, Bell could be required to stop work, and the U.S. Army will have no authority to pay for such work.
On May 8, 2026, Bell received a letter from the Contracting Command stating that the U.S. Government does not plan to issue a Stop-Work Order. The letter reiterated that the U.S. Government is pursuing the ATR request for additional funding, which is subject to Congressional approval and is not guaranteed. It advised that, if Bell exhausts the currently allotted funds before an ATR is approved and obligated pursuant to a contract modification, Bell should stop work in accordance with Federal Acquisition

Regulations. The letter stated that the U.S. Government is not obligated to reimburse Bell for any costs incurred beyond the current obligated funding allotted in the contract and that any performance beyond the allotted funds is at Bell’s own risk. Accordingly, to mitigate the impact of the funding limitation, Bell initiated various spending reduction actions during the second quarter, some of which continued into the third quarter, including headcount reductions, furloughs and reduced supplier spending. We have appropriately included all costs and assumptions within our program contract estimates for the second quarter of 2026.
Subsequent to the end of our second quarter, in mid-July 2026, Bell exhausted substantially all currently available fiscal 2026 MV-75 program funds and, since then, has continued working on the MV-75 program at its own risk. Therefore, if the ATR is not approved and obligated pursuant to a contract modification, Bell will continue to incur costs in excess of fiscal 2026 program funding for which it may not be reimbursed by the U.S. Government. In such event, we would recognize an unfavorable cumulative catch-up program adjustment of up to approximately $120 million, assuming $350 million in costs incurred in excess of available funding which would also negatively impact our cash flows by approximately $350 million.
We believe that MV-75 program costs incurred subsequent to September 30, 2026 will be funded as the Department of War’s current Future Years Defense Program, which projects forces, resources and programs to support the Department of War, indicates a total funding level for the MV-75 program of $2.3 billion for the U.S. Government’s fiscal year 2027 which begins October 1, 2026.
Low-Rate Initial Production Option
As the MV-75 program continues to progress, we expect that we will be awarded the long-lead Low-Rate Initial Production (LRIP) phase of the contract in late 2026 or early 2027. Upon award of the LRIP option, which is largely fixed price, we expect to record an unfavorable cumulative catch-up program adjustment, reflecting higher costs than originally anticipated from when the program was bid, in the range of $60 million to $110 million. We expect the overall MV-75 program to continue to generate a positive profit margin after the adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Environment
Since early 2025, the United States has made various changes to its trade policy resulting in new or higher tariffs on goods imported from numerous countries. We are principally a North American manufacturer and 69% of our 2025 revenues were generated in the U.S. Many of our aircraft materials and components qualify under the rules of the United States-Mexico-Canada Agreement for preferential treatment on tariffs imposed by the U.S. on imports from Canada and Mexico. In addition, our operations outside of North America primarily source materials and components from outside of North America and manufacture products for non-U.S. customers. Many of our businesses with operations in North America also source materials and components from outside of North America. These businesses have been and will continue to be impacted by these imposed U.S. tariffs. In order to mitigate these impacts our businesses have been managing, and will continue to manage, pricing and supply chain optimization strategies. To date, we have not experienced a material adverse impact from these tariffs.
The U.S. tariffs were imposed under various legal authorities, including the International Emergency Economic Powers Act (IEEPA). On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the IEEPA were not authorized by the statute. During the second quarter of 2026, we submitted refund requests for the IEEPA tariffs and have begun to receive refunds for previously paid tariffs.
We will continue to evaluate the ongoing impact of tariffs and any further developments or changes in global tariff policies on our business and financial position.
Consolidated Results of Operations

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 4, 2026	June 28, 2025	% Change	July 4, 2026	June 28, 2025	% Change
Revenues	$3,827	$3,716	3%	$7,522	$7,022	7%
Cost of sales	3,133	3,007	4%	6,156	5,679	8%
Gross margin as a % of Manufacturing revenues	17.8%	18.8%		17.8%	18.8%
Research and development costs	$116	$137	(15)%	$236	$269	(12)%
Selling and administrative expense	311	303	3%	632	601	5%
Interest expense, net	33	31	6%	67	60	12%
Special charges	—	4	(100)%	—	4	(100)%
Non-service components of pension and postretirement income, net	70	67	4%	140	133	5%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 23 to 26.
Revenues
Revenues increased $111 million, 3%, in the second quarter of 2026, compared with the second quarter of 2025. The revenue increase primarily included the following factors:
•Higher Bell revenues of $58 million due to higher military aircraft and support programs revenues of $47 million and higher commercial revenues of $11 million.
•Higher Textron Systems revenues of $23 million, largely due to higher volume.
•Higher Textron Aviation revenues of $22 million, reflecting higher aircraft revenues of $17 million and higher aftermarket parts and services revenues of $5 million.
•Higher Industrial revenues of $9 million, reflecting higher revenues of $17 million at Kautex, partially offset by lower revenues of $8 million at Textron Specialized Vehicles.
Revenues increased $500 million, 7%, in the first half of 2026, compared with the first half of 2025. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $291 million, reflecting higher aircraft revenues of $238 million, largely due to higher volume and mix, and higher aftermarket parts and services revenues of $53 million.
•Higher Bell revenues of $145 million, due to higher military aircraft and support programs revenues of $208 million, largely from the MV-75 program, partially offset by lower commercial revenues of $63 million.
•Higher Textron Systems revenues of $62 million, largely due to higher volume.
•Higher Industrial revenues of $3 million, reflecting higher revenues of $53 million at Kautex, primarily due to a favorable impact from foreign exchange rate fluctuations, higher pricing and higher volume and mix, largely offset by lower revenues of $50 million at Textron Specialized Vehicles, mostly due to the impact from the disposition of the Powersports business in April 2025, partially offset by higher pricing.
Cost of Sales
Cost of sales includes cost of products and services sold for the Manufacturing group. Cost of sales increased $126 million, 4%, in the second quarter of 2026, compared with the second quarter of 2025, primarily due to a $67 million impact from inflation and higher net volume and mix of $44 million. Gross margin as a percentage of Manufacturing revenues decreased 100 basis points in the second quarter of 2026, primarily due to lower margin at the Bell segment.

Cost of sales increased $477 million, 8%, in the first half of 2026, compared with the first half of 2025, largely due to higher net volume and mix of $332 million and a $148 million impact from inflation and higher LIFO inventory provision, partially offset by the impact from the Powersports disposition. Gross margin as a percentage of Manufacturing revenues decreased 100 basis points in the first half of 2026, primarily due to lower margin at the Bell segment.
Research and Development Costs
Research and development costs decreased $21 million, 15%, in the second quarter of 2026, compared with the second quarter of 2025, largely due to a decrease of $11 million at the Bell segment, reflecting a reduction in costs on several programs, and a decrease of $6 million at the Textron Systems segment, due to a reduction in costs on certain U.S. Government development programs.
Research and development costs decreased $33 million, 12%, in the first half of 2026, compared with the first half of 2025, largely reflecting lower costs of $13 million and $7 million at the Bell and Textron Systems segments, respectively, as described above, along with $9 million in lower costs related to certain development projects reported within corporate expenses as discussed in the Segment Analysis section below.
Selling and Administrative Expense
Selling and administrative expense increased $8 million, 3%, and $31 million, 5%, in the second quarter and first half of 2026, respectively, compared with the corresponding periods of 2025. The increase in selling and administrative expense in the first half of 2026 was primarily due to higher share-based and other compensation expense.
Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group. In the second quarter and first half of 2026, interest expense, net increased $2 million, 6%, and $7 million, 12%, respectively, compared with the corresponding periods of 2025, primarily due to higher average debt outstanding. Gross interest expense totaled $40 million and $39 million in the second quarter of 2026 and 2025, respectively, and $83 million and $77 million in the first half of 2026 and 2025, respectively.
Income Taxes
Our effective tax rate was 18.4% and 18.0% for the second quarter and first half of 2026, respectively. The effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the favorable impact of research and development credits and tax deductions for foreign-derived deduction eligible income, which replaced foreign-derived intangible income beginning in 2026.
Our effective tax rate for the second quarter and first half of 2025 was 18.6% and 16.6%, respectively. The effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the favorable impact of research and development credits and tax deductions for foreign-derived intangible income.
Backlog
Our backlog is summarized below:

(In millions)	July 4, 2026	January 3, 2026
Textron Aviation	$8,028	$7,724
Bell	7,538	7,795
Textron Systems	3,348	3,304
Total backlog	$18,914	$18,823

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
Textron Aviation

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 4, 2026	June 28, 2025	% Change	July 4, 2026	June 28, 2025	% Change
Revenues:
Aircraft	$1,032	$1,015	2%	$1,986	$1,748	14%
Aftermarket parts and services	512	507	1%	1,043	990	5%
Total revenues	1,544	1,522	1%	3,029	2,738	11%
Cost of sales	1,204	1,178	2%	2,357	2,111	12%
Research and development costs	58	59	(2)%	114	119	(4)%
Selling and administrative expense	117	115	2%	239	216	11%
Segment profit	$165	$170	(3)%	$319	$292	9%
Profit margin	10.7%	11.2%		10.5%	10.7%

Textron Aviation’s revenues increased $22 million, 1%, in the second quarter of 2026, compared with the second quarter of 2025, reflecting higher aircraft revenues of $17 million and higher aftermarket parts and services revenues of $5 million. The increase in aircraft revenues was due to higher pricing, partially offset by lower volume and mix. The decrease in volume and mix largely reflected lower Citation jet and defense volume, partially offset by higher commercial turboprop volume. We delivered 40 Citation jets and 44 commercial turboprops in the second quarter of 2026, compared with 49 Citation jets and 34 commercial turboprops in the second quarter of 2025.
Textron Aviation’s revenues increased $291 million, 11%, in the first half of 2026, compared with the first half of 2025, reflecting higher aircraft revenues of $238 million and higher aftermarket parts and services revenues of $53 million. The increase in aircraft revenues was primarily due to higher volume and mix, largely reflecting higher commercial turboprop volume and the mix of Citation jets sold in the period, partially offset by lower defense volume. We delivered 77 Citation jets and 79 commercial turboprops in the first half of 2026, compared with 80 Citation jets and 64 commercial turboprops in the first half of 2025. The increase in aftermarket parts and services revenues was primarily due to higher pricing.
Textron Aviation’s cost of sales increased $26 million, 2%, in the second quarter of 2026, compared with the second quarter of 2025, primarily reflecting inflation of $47 million, partially offset by lower aircraft volume. Cost of sales increased $246 million, 12%, in the first half of 2026, compared with the first half of 2025, primarily reflecting higher aircraft volume and inflation of $92 million.
Textron Aviation's selling and administrative expense increased $2 million, 2%, in the second quarter of 2026, and increased $23 million, 11%, in the first half of 2026, compared with the corresponding periods of 2025. The increase in the first half of 2026 was primarily due to higher compensation expense.
Textron Aviation's segment profit decreased $5 million, 3%, in the second quarter of 2026, compared with the second quarter of 2025, primarily due to an unfavorable impact from manufacturing inefficiencies and lower aircraft volume and mix, partially offset by lower warranty costs.
Textron Aviation's segment profit increased $27 million, 9%, in the first half of 2026, compared with the first half of 2025, primarily due to higher aircraft volume and mix, partially offset by an unfavorable impact from manufacturing inefficiencies and higher selling and administrative expense described above.
Bell

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 4, 2026	June 28, 2025	% Change	July 4, 2026	June 28, 2025	% Change
Revenues:
Military aircraft and support programs	$695	$648	7%	$1,490	$1,282	16%
Commercial helicopters, parts and services	379	368	3%	654	717	(9)%
Total revenues	1,074	1,016	6%	2,144	1,999	7%
Cost of sales	917	841	9%	1,821	1,644	11%
Research and development costs	27	38	(29)%	64	77	(17)%
Selling and administrative expense	55	57	(4)%	112	108	4%
Segment profit	$75	$80	(6)%	$147	$170	(14)%
Profit margin	7.0%	7.9%		6.9%	8.5%
Bell’s military aircraft and support programs revenues increased $47 million, 7%, in the second quarter of 2026, compared with the second quarter of 2025, largely due to higher volume on H-1 production and the MV-75 program. Commercial helicopters, parts and services revenues increased $11 million, 3%, in the second quarter of 2026, compared with the second quarter of 2025, primarily due to higher pricing. We delivered 36 commercial helicopters in the second quarter of 2026, compared with 32 commercial helicopters in the second quarter of 2025.
Bell’s military aircraft and support programs revenues increased $208 million, 16%, in the first half of 2026, compared with the first half of 2025, reflecting higher volume on the MV-75 program and H-1 production, partially offset by lower volume on V-22 production and on military sustainment programs. Commercial helicopters, parts and services revenues decreased $63 million, 9%, in the first half of 2026, compared with the first half of 2025, primarily due to lower volume and mix. We delivered 56 commercial helicopters in the first half of 2026, compared with 61 commercial helicopters in the first half of 2025.
Bell’s cost of sales increased $76 million, 9%, and $177 million, 11%, in the second quarter and first half of 2026, respectively, compared with the corresponding periods of 2025, largely due to higher net volume and mix described above.

Bell's research and development costs decreased $11 million, 29%, and $13 million, 17%, in the second quarter and first half of 2026, respectively, compared with the corresponding periods of 2025, reflecting a reduction in costs on several programs.
Bell’s segment profit decreased $5 million, 6%, in the second quarter of 2026, compared with the second quarter of 2025, and its profit margin decreased 90 basis points, primarily due to an unfavorable impact from contract performance and from the mix of military programs described above, partially offset by lower research and development costs.
Bell's segment profit decreased $23 million, 14%, in the first half of 2026, compared with the first half of 2025, and its profit margin decreased 160 basis points, largely reflecting an unfavorable impact from the mix of military programs described above, lower commercial volume and mix and contract performance, partially offset by lower research and development costs.
The U.S. Government is pursuing an ATR request for $350 million in additional fiscal 2026 funding for the MV-75 program. The U.S. Government has advised that it is not obligated to reimburse Bell for costs incurred beyond currently obligated funding and performance beyond the allotted funds is at Bell’s own risk. If the additional funding is received, it will be used to offset the costs incurred on the program in the third quarter of 2026. Subsequent to the end of our second quarter, in mid-July 2026, Bell substantially exhausted all available fiscal 2026 program funding and has continued performing work at its own risk. If additional funding is not approved and obligated, we could incur unreimbursed costs and recognize an unfavorable cumulative catch-up program adjustment of up to approximately $120 million, assuming $350 million in costs incurred in excess of available funding which would also negatively impact our cash flows by approximately $350 million. For additional information, see the MV-75 Program - Funding section in Note 12. Commitments and Contingencies.
As the MV-75 program continues to progress, we expect that we will be awarded the long-lead Low-Rate Initial Production (LRIP) phase of the contract in late 2026 or early 2027. Upon award of the LRIP option, which is largely fixed price, we expect to record an unfavorable cumulative catch-up program adjustment, reflecting higher costs than originally anticipated from when the program was bid, in the range of $60 million to $110 million. We expect the overall MV-75 program to continue to generate a positive profit margin after the adjustment.
Textron Systems

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 4, 2026	June 28, 2025	% Change	July 4, 2026	June 28, 2025	% Change
Revenues	$347	$324	7%	$685	$623	10%
Cost of sales	267	244	9%	525	465	13%
Research and development costs	10	16	(38)%	19	26	(27)%
Selling and administrative expense	26	24	8%	55	54	2%
Segment profit	$44	$40	10%	$86	$78	10%
Profit margin	12.7%	12.3%		12.6%	12.5%
Textron Systems’ revenues increased $23 million, 7%, in the second quarter of 2026, compared with the second quarter of 2025, primarily due to higher volume on armored land vehicles and military training and support services provided by Airborne Tactical Advantage Company (ATAC).
Textron Systems’ revenues increased $62 million, 10%, in the first half of 2026, compared with the first half of 2025, primarily due to higher volume on military training and support services provided by ATAC and the Ship-to-Shore Connector program.
Textron Systems’ cost of sales increased $23 million, 9%, and $60 million, 13%, in the second quarter and first half of 2026, respectively, compared with the corresponding periods of 2025, primarily due to higher net volume described above.
Textron Systems’ research and development costs decreased $6 million, 38%, and $7 million, 27%, in the second quarter and first half of 2026, respectively, compared with the corresponding periods of 2025, primarily due to a reduction in costs on certain U.S. Government development programs.
Textron Systems’ segment profit increased $4 million, 10%, in the second quarter of 2026 compared with the second quarter of 2025, primarily due to lower research and development costs. Segment profit increased $8 million, 10%, in the first half of 2026, compared with the first half of 2025, primarily due to higher volume described above and lower research and development costs.

Industrial

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 4, 2026	June 28, 2025	% Change	July 4, 2026	June 28, 2025	% Change
Revenues:
Kautex	$500	$483	4%	$986	$933	6%
Textron Specialized Vehicles	348	356	(2)%	648	698	(7)%
Total revenues	848	839	1%	1,634	1,631	—%
Cost of sales	697	698	—%	1,358	1,376	(1)%
Research and development costs	19	20	(5)%	35	34	3%
Selling and administrative expense	73	67	9%	142	137	4%
Segment profit	$59	$54	9%	$99	$84	18%
Profit margin	7.0%	6.4%		6.1%	5.2%
Industrial segment revenues increased $9 million, 1%, in the second quarter of 2026, compared with the second quarter of 2025. Kautex revenues increased $17 million, 4%, largely due to a favorable impact from pricing and from foreign exchange rate fluctuations of $8 million. Textron Specialized Vehicles' revenues decreased $8 million, 2%, reflecting lower volume and mix and the impact from the disposition of the Powersports business in April 2025, partially offset by higher pricing.
Industrial segment revenues increased $3 million in the first half of 2026, compared with the first half of 2025. Kautex revenues increased $53 million, 6%, due to a favorable impact of $28 million from foreign exchange rate fluctuations, higher pricing and higher volume and mix. Textron Specialized Vehicles' revenues decreased $50 million, 7%, largely reflecting a $61 million impact from the disposition of the Powersports business, partially offset by higher pricing.
Industrial's cost of sales decreased $1 million and $18 million, 1%, in the second quarter and first half of 2026, respectively, compared with the corresponding periods of 2025. The decrease in the first half of 2026 primarily reflected the impact from the disposition, partially offset by an unfavorable impact from foreign exchange rate fluctuations and higher net volume and mix discussed above.
Industrial's segment profit increased $5 million, 9%, in the second quarter of 2026, compared with the second quarter of 2025, primarily due to higher pricing, net of inflation, partially offset by lower volume and mix. Pricing, net of inflation includes $21 million of tariffs recovered in the second quarter of 2026 that were previously imposed under the IEEPA as described in the Business Environment section on page 21.
Industrial's segment profit increased $15 million, 18%, in the first half of 2026, compared with the first half of 2025, primarily due to manufacturing efficiencies, which included the benefit of cost reductions resulting from prior year restructuring activities, and higher pricing, net of inflation, partially offset by lower net volume and mix. Pricing, net of inflation includes $21 million of tariff recoveries as described above.
Finance

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenues	$14	$15	$30	$31
Selling and administrative expense	—	2	(1)	4
Interest expense, net	4	5	9	9
Segment profit	$10	$8	$22	$18
Finance segment revenues decreased $1 million in both the second quarter and first half of 2026, compared with the corresponding periods of 2025. Segment profit increased $2 million and $4 million in the second quarter and first half of 2026, respectively, compared with the corresponding periods of 2025, primarily related to recovery of amounts that were previously written off.

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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	July 4, 2026	January 3, 2026
Manufacturing group
Cash and equivalents	$1,436	$1,940
Debt	3,466	3,539
Shareholders’ equity	8,054	7,875
Capital (debt plus shareholders’ equity)	11,520	11,414
Net debt (net of cash and equivalents) to capital	20%	17%
Debt to capital	30%	31%
Finance group
Cash and equivalents	$170	$85
Debt	339	339
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
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2030 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At July 4, 2026 and January 3, 2026, there were no amounts borrowed against the facility and there were no letters of credit issued and outstanding under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Operating activities	$128	$281
Investing activities	(219)	(38)
Financing activities	(409)	(299)
In the first half of 2026, cash flows from operating activities decreased $153 million to $128 million, compared with $281 million in the first half of 2025, largely due to changes in working capital, partially offset by $62 million in lower net income tax payments.
Cash flows used in investing activities included $228 million and $134 million of capital expenditures in the first half of 2026 and 2025, respectively. In the first half of 2025, cash flows used in investing activities also included $57 million of net proceeds from corporate-owned life insurance policies and $16 million of net proceeds from the disposition of the Powersports business.

Cash flows used in financing activities in the first half of 2026 included $377 million of cash paid to repurchase an aggregate of 4.1 million shares of our common stock and $75 million of payments on long-term debt, partially offset by $61 million of proceeds from the exercise of stock options granted to employees. In the first half of 2025, cash flows used in financing activities included $429 million of cash paid to repurchase an aggregate of 5.8 million shares of our common stock and $353 million of payments on long-term debt, partially offset by $495 million of net proceeds from the issuance of long-term debt.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Operating activities	$13	$9
Investing activities	72	29
Financing activities	—	(11)
The Finance group’s cash flows from investing activities included finance receivable originations of $71 million and $111 million in the first half of 2026 and 2025, respectively, and collections on finance receivables totaling $115 million and $81 million, respectively. In the first half of 2026 and 2025, investing cash flows also included $24 million and $59 million of proceeds from the disposition of non-captive assets, respectively. In the first half of 2025, financing activities included payments on long-term and nonrecourse debt of $11 million.
Consolidated Cash Flows
The consolidated cash flows from continuing operations after elimination of activity between the borrowing groups, are summarized below:

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Operating activities	$187	$264
Investing activities	(193)	17
Financing activities	(409)	(310)
In the first half of 2026, cash flows from operating activities decreased $77 million to $187 million, compared with $264 million in the first half of 2025, largely due to changes in working capital, partially offset by a net cash inflow of $72 million from captive financing activities and $64 million in lower net income tax payments.
Cash flows used in investing activities in the first half of 2026 included $228 million of capital expenditures, partially offset by $24 million of proceeds from the disposition of non-captive assets. In the first half of 2025, cash flows from investing activities included $59 million of proceeds from the disposition of non-captive assets, $57 million of net proceeds from corporate-owned life insurance policies and $16 million of net proceeds from the disposition of the Powersports business, offset by $134 million of capital expenditures.
Cash flows used in financing activities in the first half of 2026 included $377 million of cash paid to repurchase shares of our outstanding common stock and $75 million of payments on long-term debt and nonrecourse debt, partially offset by $61 million of proceeds from the exercise of stock options granted to employees. In the first half of 2025, cash flows used in financing activities included $429 million of cash paid to repurchase shares of our outstanding common stock and $364 million of payments on long-term and nonrecourse debt, partially offset by $495 million of net proceeds from the issuance of long-term debt.
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

Reclassification adjustments included in the Consolidated Statements of Cash Flows on page 6 are summarized below:

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Reclassification adjustments from investing activities to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(56)	$(90)
Cash received from customers	102	64
Total reclassification adjustments from investing activities to operating activities	$46	$(26)
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

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Gross favorable	$36	$34	$61	$61
Gross unfavorable	(36)	(26)	(51)	(36)
Net adjustments	$—	$8	$10	$25

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
•Risks related to the Company’s ability to effect a successful separation and realize the anticipated benefits of the separation on a timely basis or at all; and
•The risk that additional U.S. Government fiscal 2026 funding for the MV-75 program is not approved and obligated pursuant to a contract modification and we incur significant unreimbursed costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended July 4, 2026. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2025 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 4, 2026. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of July 4, 2026.
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 4, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Our business, financial condition and results of operations are subject to various risks. Investors should review and consider the risk factors previously disclosed in the 2025 Annual Report on Form 10-K for the year ended January 3, 2026, and in the Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, along with the additional risk factors included below. We may disclose changes to these risk factors or additional risk factors in our future filings with the SEC as the business environment and conditions change. Additional risks and uncertainties not presently known to us or that we currently believe are not material also may adversely impact our business, financial condition, results of operations and cash flows.
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
We have customer concentration with the U.S. Government; reduction in U.S. Government defense spending or a material reduction or delay in funding of the MV-75 program could adversely affect our results of operations and financial condition.
During 2025, we derived approximately 27% of our revenues from sales to a variety of U.S. Government entities. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The MV-75 program at Bell represents a significant and growing portion of our U.S. Government revenues and backlog. Bell has significantly increased and expects to continue to increase its investments in the resources, facilities and personnel applied to the

MV-75 program. However, as described in Note 12. Commitments and Contingencies - MV-75 Program - Funding, subsequent to the end of our second quarter, in mid-July 2026, Bell exhausted substantially all currently available fiscal 2026 MV-75 program funds. While the U.S. Government is pursuing an ATR request for $350 million in additional fiscal 2026 funding for the MV-75 program, approval of the request is not guaranteed. The U.S. Government has advised that is not obligated to reimburse Bell for any costs incurred beyond the current obligated funding allotted for the contract and that any performance beyond the allotted funds is at Bell’s own risk. If additional funding is not approved and obligated, we could incur significant unreimbursed costs and recognize a significant unfavorable cumulative catch-up program adjustment as well as experience an adverse cash flow impact. In addition, while the current Future Years Defense Program indicates a funding level for the MV-75 program of $2.3 billion for the Government’s fiscal 2027 year which begins October 1, 2026, considerable uncertainty exists regarding how future budget and program decisions will develop. We cannot predict the impact on existing, follow-on or future programs from changes in the threat environment, defense spending levels, government priorities, political leadership, procurement practices, inflation and other macroeconomic trends, military strategy, or broader societal changes. Significant changes in national and international priorities for defense spending could affect the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition. In particular, a material reduction or delay in funding of the MV-75 program could have a material adverse effect on Bell’s and our cash flows, results of operations and financial condition.
Global macroeconomic conditions could negatively impact our business.
Global macroeconomic conditions have negatively impacted our business in the past and could in the future negatively impact our business. Negative macroeconomic factors may have an adverse effect on our business, results of operations and financial condition, as well as on our distributors, customers, subcontractors and suppliers, and on activity in many of the industries and markets we serve. We cannot predict changes in worldwide or regional economic or political conditions and government policies as such factors are highly volatile and beyond our control. If current macroeconomic pressures, including from inflation and labor and supply chain challenges, continue or if global macroeconomic conditions deteriorate and remain at depressed levels for extended periods, our business, results of operations and financial condition could be materially adversely affected. In addition, changes in laws or policies governing the terms of foreign trade, including increased trade restrictions, tariffs or taxes on imports from countries where we manufacture or sell our products or from where we import products or raw materials (either directly or through our suppliers) could adversely impact our competitive position, business operations or financial results. In particular, recent changes to global tariff policies have created significant uncertainty with respect to trade policies, treaties and tariffs. Our aircraft products, subassemblies, parts and components manufactured in Canada and Mexico are largely qualified under the rules of the United States-Mexico-Canada Agreement (USMCA) for preferential treatment on tariffs imposed by the U.S. on imports from Canada and Mexico into the United States. The USMCA’s mandatory six-year joint review was held on July 1, 2026, and the United States declined to renew the agreement for an additional 16-year term. Canada and Mexico each expressed support for a 16-year extension. As a result of the United States’ decision not to renew, the agreement now enters a period of annual joint reviews that will continue each year until the parties agree on an extension or the agreement expires on July 1, 2036. USMCA remains in force during this annual review period and our existing tariff preferences, rules of origin qualifications, and investment protections currently remain operative. However, the agreement is now subject to recurring renegotiation risk at each annual review, and any party may withdraw from the agreement upon six months’ written notice. The termination of the agreement, renegotiation of the agreement with terms less favorable to us or the imposition of other U.S. tariff measures imposed under separate legal authorities which override USMCA preferences for covered goods could result in the loss or reduction of preferential tariff treatment which could increase our costs and create compliance and supply-chain disruption risks. These developments could adversely impact us, our distributors, customers, subcontractors or suppliers, which could have a material adverse effect on our financial position, results of operations or cash flows. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impact of these tariffs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our second quarter of 2026 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
April 5, 2026 – May 9, 2026	350	$92.45	350	23,863
May 10, 2026 – June 6, 2026	1,085	90.96	1,085	22,778
June 7, 2026 – July 4, 2026	860	90.93	860	21,918
Total	2,295	$91.18	2,295
*On February 11, 2026, pursuant to a delegation by our Board of Directors, Textron's Audit Committee approved a new program for the repurchase of up to 25 million shares of our common stock. This repurchase program has no expiration date and replaced the prior 2023 share repurchase program.

Item 5. Other Information
(c) None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended July 4, 2026.
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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	July 28, 2026	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)