Form 10-Q
period 2026-10-03
TEXTRON INC
filed 2026-10-29
CIK 217346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 16, 2026, there were 169,399,979 shares of common stock outstanding.

TEXTRON INC.
Index to Form 10-Q
For the Quarterly Period Ended October 3, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TEXTRON INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenues
Manufacturing product revenues	$3,224	$3,114	$9,702	$9,082
Manufacturing service revenues	514	462	1,528	1,485
Finance revenues	13	26	43	57
Total revenues	3,751	3,602	11,273	10,624
Costs, expenses and other
Cost of products sold	2,701	2,597	8,084	7,504
Cost of services sold	385	351	1,158	1,123
Research and development costs	110	118	346	387
Selling and administrative expense	271	257	903	858
Interest expense, net	32	30	99	90
Special charges	—	—	—	4
Non-service components of pension and postretirement income, net	(70)	(67)	(210)	(200)
Total costs, expenses and other	3,429	3,286	10,380	9,766
Income from continuing operations before income taxes	322	316	893	858
Income tax expense	52	81	155	171
Income from continuing operations	270	235	738	687
Loss from discontinued operations	—	(1)	—	(1)
Net income	$270	$234	$738	$686
Earnings per share
Basic	$1.58	$1.32	$4.26	$3.81
Diluted	$1.56	$1.31	$4.23	$3.79
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$270	$234	$738	$686
Other comprehensive income (loss), net of tax
Pension and postretirement benefits adjustments, net of reclassifications	—	—	2	—
Foreign currency translation adjustments, net of reclassifications	(2)	(1)	(32)	130
Deferred gains (losses) on hedge contracts, net of reclassifications	3	(3)	(3)	1
Total other comprehensive income (loss), net of tax	1	(4)	(33)	131
Comprehensive income	$271	$230	$705	$817
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Balance Sheets (Unaudited)

(Dollars in millions)	October 3, 2026	January 3, 2026
Assets
Manufacturing group
Cash and equivalents	$1,610	$1,940
Accounts receivable, net	920	823
Inventories	4,861	4,278
Other current assets	816	872
Total current assets	8,207	7,913
Property, plant and equipment, less accumulated depreciation and amortization of $5,946 and $5,784, respectively	2,589	2,590
Goodwill	2,311	2,321
Other assets	4,550	4,628
Total Manufacturing group assets	17,657	17,452
Finance group
Cash and equivalents	86	85
Finance receivables, net	596	574
Other assets	7	18
Total Finance group assets	689	677
Total assets	$18,346	$18,129
Liabilities and shareholders’ equity
Liabilities
Manufacturing group
Current portion of long-term debt	$355	$5
Accounts payable	1,300	1,185
Other current liabilities	3,275	3,163
Total current liabilities	4,930	4,353
Other liabilities	1,817	1,980
Long-term debt	3,110	3,534
Total Manufacturing group liabilities	9,857	9,867
Finance group
Other liabilities	34	48
Debt	339	339
Total Finance group liabilities	373	387
Total liabilities	10,230	10,254
Shareholders’ equity
Common stock	22	22
Capital surplus	2,161	1,995
Treasury stock	(675)	(55)
Retained earnings	6,512	5,784
Accumulated other comprehensive income	96	129
Total shareholders’ equity	8,116	7,875
Total liabilities and shareholders’ equity	$18,346	$18,129
Common shares outstanding (in thousands)	169,448	174,310
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended October 3, 2026 and September 27, 2025, respectively

	Consolidated
(In millions)	2026	2025
Cash flows from operating activities
Net income	$738	$686
Less: Loss from discontinued operations	—	(1)
Income from continuing operations	738	687
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	291	289
Deferred income taxes	92	124
Gain on business disposition	—	(4)
Other, net	104	101
Changes in assets and liabilities:
Accounts receivable, net	(85)	(126)
Inventories	(563)	(437)
Other assets	34	(5)
Accounts payable	165	262
Other liabilities	(1)	(46)
Income taxes, net	49	(39)
Pension, net	(181)	(174)
Captive finance receivables, net	(29)	(30)
Other operating activities, net	(1)	11
Net cash provided by operating activities of continuing operations	613	613
Net cash used in operating activities of discontinued operations	(1)	(1)
Net cash provided by operating activities	612	612
Cash flows from investing activities
Capital expenditures	(330)	(210)
Net proceeds from corporate-owned life insurance policies	7	77
Net proceeds from business disposition	—	16
Proceeds from sale of property, plant and equipment	6	9
Finance receivables repaid	19	22
Finance receivables originated	(19)	(40)
Proceeds from the disposition of non-captive assets	24	66
Other investing activities, net	4	15
Net cash used in investing activities	(289)	(45)
Cash flows from financing activities
Net proceeds from long-term debt	—	495
Principal payments on long-term debt and nonrecourse debt	(76)	(367)
Purchases of Textron common stock	(616)	(635)
Proceeds from stock options exercised	65	25
Dividends paid	(10)	(11)
Other financing activities, net	(11)	(14)
Net cash used in financing activities	(648)	(507)
Effect of exchange rate changes on cash and equivalents	(4)	21
Net increase (decrease) in cash and equivalents	(329)	81
Cash and equivalents at beginning of period	2,025	1,441
Cash and equivalents at end of period	$1,696	$1,522
See Notes to the Consolidated Financial Statements.

TEXTRON INC.
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended October 3, 2026 and September 27, 2025, respectively

	Manufacturing Group		Finance Group
(In millions)	2026	2025	2026	2025
Cash flows from operating activities
Net income	$716	$654	$22	$32
Less: Loss from discontinued operations	—	(1)	—	—
Income from continuing operations	716	655	22	32
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	291	289	—	—
Deferred income taxes	100	144	(8)	(20)
Gain on business disposition	—	(4)	—	—
Other, net	109	101	(5)	—
Changes in assets and liabilities:
Accounts receivable, net	(85)	(126)	—	—
Inventories	(563)	(437)	—	—
Other assets	34	(4)	—	(1)
Accounts payable	165	262	—	—
Other liabilities	3	(37)	(4)	(9)
Income taxes, net	52	(51)	(3)	12
Pension, net	(181)	(174)	—	—
Other operating activities, net	(1)	11	—	—
Net cash provided by operating activities of continuing operations	640	629	2	14
Net cash used in operating activities of discontinued operations	(1)	(1)	—	—
Net cash provided by operating activities	639	628	2	14
Cash flows from investing activities
Capital expenditures	(330)	(210)	—	—
Net proceeds from corporate-owned life insurance policies	7	77	—	—
Net proceeds from business disposition	—	16	—	—
Proceeds from sale of property, plant and equipment	6	9	—	—
Finance receivables repaid	—	—	154	119
Finance receivables originated	—	—	(183)	(167)
Proceeds from the disposition of non-captive assets	—	—	24	66
Other investing activities, net	—	14	4	1
Net cash provided by (used in) investing activities	(317)	(94)	(1)	19
Cash flows from financing activities
Net proceeds from long-term debt	—	495	—	—
Principal payments on long-term debt and nonrecourse debt	(76)	(355)	—	(12)
Purchases of Textron common stock	(616)	(635)	—	—
Proceeds from stock options exercised	65	25	—	—
Dividends paid	(10)	(11)	—	—
Other financing activities, net	(11)	(14)	—	—
Net cash used in financing activities	(648)	(495)	—	(12)
Effect of exchange rate changes on cash and equivalents	(4)	21	—	—
Net increase (decrease) in cash and equivalents	(330)	60	1	21
Cash and equivalents at beginning of period	1,940	1,386	85	55
Cash and equivalents at end of period	$1,610	$1,446	$86	$76
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
In the third quarter of 2026 and 2025, our cumulative catch-up adjustments increased segment profit by $19 million and $18 million, respectively, and net income by $15 million and $14 million, respectively, ($0.09 and $0.08 per diluted share). In the first nine months of 2026 and 2025, our cumulative catch-up adjustments increased segment profit by $29 million and $43 million, respectively, and net income by $23 million and $33 million, respectively ($0.13 and $0.18 per diluted share, respectively).
Note 2. Accounts Receivable and Finance Receivables
Accounts Receivable
Accounts receivable is composed of the following:

(In millions)	October 3, 2026	January 3, 2026
Commercial	$730	$690
U.S. Government contracts	203	149
	933	839
Allowance for credit losses	(13)	(16)
Total accounts receivable, net	$920	$823

Finance Receivables
Finance receivables are presented in the following table:

(In millions)	October 3, 2026	January 3, 2026
Finance receivables	$616	$593
Allowance for credit losses	(20)	(19)
Total finance receivables, net	$596	$574
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
Finance receivables categorized based on the credit quality indicators and by the delinquency aging category are summarized as follows:

(Dollars in millions)	October 3, 2026	January 3, 2026
Performing	$592	$578
Watchlist	20	13
Nonaccrual	4	2
Nonaccrual as a percentage of finance receivables	0.65%	0.34%
Current and less than 31 days past due	$601	$584
31-60 days past due	13	9
61-90 days past due	2	—
Over 90 days past due	—	—
60+ days contractual delinquency as a percentage of finance receivables	0.32%	—%
At October 3, 2026, 67% of our performing finance receivables were originated since the beginning of 2024 and 17% were originated from 2021 to 2023 with the remainder prior to 2021. For finance receivables categorized as watchlist, 45% were originated since the beginning of 2024 and 35% from 2021 to 2023 with the remainder prior to 2021. For finance receivables categorized as nonaccrual, 100% were originated since the beginning of 2022.
On a quarterly basis, we evaluate individual larger balance accounts for impairment. A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on our review of the credit quality indicators described above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, but the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification. Our impaired finance receivables were not significant at October 3, 2026 and January 3, 2026.

Note 3. Inventories
Inventories are composed of the following:

(In millions)	October 3, 2026	January 3, 2026
Finished goods	$1,335	$1,104
Work in process	2,294	2,065
Raw materials and components	1,232	1,109
Total inventories	$4,861	$4,278
Note 4. Accounts Payable and Warranty Liability
Accounts Payable
Supplier Financing Arrangement
We have a financing arrangement with one of our suppliers for a maximum amount of $200 million that extends payment terms for up to 190 days from the receipt of goods and provides for the supplier to be paid by a financial institution earlier than maturity. This financing arrangement expires in April 2027. At October 3, 2026 and January 3, 2026, the amount due under the supplier financing arrangement was $136 million and $108 million, respectively.
Warranty Liability
Changes in our current and non-current warranty liability are as follows:

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Beginning of period	$183	$173
Provision	61	56
Changes to estimates	21	33
Settlements	(78)	(69)
Other*	1	(12)
End of period	$188	$181
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
Operating lease cost totaled $19 million and $18 million in the third quarter of 2026 and 2025, respectively, and $58 million and $54 million in the first nine months of 2026 and 2025, respectively. Cash paid for operating leases approximated the lease cost and is classified in cash flows from operating activities. Noncash transactions related to operating leases totaled $52 million and $77 million in the first nine months of 2026 and 2025, respectively, reflecting new or modified leases and changes from the reassessment of lease options. Finance lease, variable and short-term lease costs were not significant.

Balance sheet and other information related to our leases is as follows:

(Dollars in millions)	October 3, 2026	January 3, 2026
Operating leases:
Other assets	$391	$390
Other current liabilities	55	58
Other liabilities	350	346
Weighted-average remaining lease term (in years)	9.9	9.5
Weighted-average discount rate	5.07%	4.97%
Finance leases:
Property, plant and equipment, less accumulated amortization of $11 million and $14 million, respectively	$23	$95
Long-term debt, including current portion	26	100
Weighted-average remaining lease term (in years)	15.6	5.9
Weighted-average discount rate	6.43%	6.63%
At October 3, 2026, maturities of our operating lease liabilities on an undiscounted basis totaled $19 million for the remainder of 2026, $70 million for 2027, $64 million for 2028, $58 million for 2029, $49 million for 2030 and $270 million thereafter. In the first quarter of 2026, we paid $72 million in connection with the termination of a finance lease resulting from our election to exercise an option to purchase the related manufacturing facility for the MV-75 program.
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
Our foreign currency exchange contracts are measured at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2. At October 3, 2026 and January 3, 2026, we had foreign currency exchange contracts with notional amounts upon which the contracts were based of $559 million and $477 million, respectively. At October 3, 2026, the fair value amounts of our foreign currency exchange contracts were a $1 million asset and a $14 million liability. At January 3, 2026, the fair value amounts of our foreign currency exchange contracts were a $6 million asset and a $10 million liability.

Our Finance group enters into interest rate swap agreements to mitigate certain exposures to fluctuations in interest rates. By using these contracts, we are able to convert floating-rate cash flows to fixed-rate cash flows. These agreements are designated as cash flow hedges. The fair value of our interest rate swap agreements is determined using values published by third-party leading financial news and data providers. These values are observable data that represent the value that financial institutions use for contracts entered into at that date, but are not based on actual transactions, so they are classified as Level 2. The fair value of our outstanding interest rate swap agreements was a $7 million and a $1 million asset at October 3, 2026 and January 3, 2026, respectively.
At October 3, 2026 and January 3, 2026, our Finance group had interest rate swap agreements related to our Floating Rate Junior Subordinated Notes for an aggregate notional amount of $209 million and $264 million, respectively, that effectively converts the variable-rate interest for these Notes to a weighted-average fixed rate of 5.15% and 5.16%, respectively. At October 3, 2026, these agreements have maturities ranging from August 2027 to August 2030.
Assets and Liabilities Not Recorded at Fair Value
The carrying value and estimated fair value of our financial instruments that are not reflected in the financial statements at fair value are as follows:

	October 3, 2026		January 3, 2026
	Carrying	Estimated	Carrying	Estimated
(In millions)	Value	Fair Value	Value	Fair Value
Manufacturing group
Debt, excluding leases	$(3,456)	$(3,253)	$(3,459)	$(3,406)
Finance group
Finance receivables, excluding leases	542	552	493	528
Debt	(339)	(315)	(339)	(312)
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

Note 7. Shareholders’ Equity
A reconciliation of Shareholders’ equity is presented below:

(In millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three months ended October 3, 2026
Beginning of period	$22	$2,126	$(434)	$6,245	$95	$8,054
Net income	—	—	—	270	—	270
Other comprehensive income	—	—	—	—	1	1
Share-based compensation activity	—	35	—	—	—	35
Dividends declared	—	—	—	(3)	—	(3)
Purchases of common stock, including excise tax*	—	—	(241)	—	—	(241)
End of period	$22	$2,161	$(675)	$6,512	$96	$8,116
Three months ended September 27, 2025
Beginning of period	$23	$2,041	$(514)	$6,052	$(169)	$7,433
Net income	—	—	—	234	—	234
Other comprehensive loss	—	—	—	—	(4)	(4)
Share-based compensation activity	—	42	—	—	—	42
Dividends declared	—	—	—	(4)	—	(4)
Purchases of common stock, including excise tax*	—	—	(208)	—	—	(208)
End of period	$23	$2,083	$(722)	$6,282	$(173)	$7,493
Nine months ended October 3, 2026
Beginning of period	$22	$1,995	$(55)	$5,784	$129	$7,875
Net income	—	—	—	738	—	738
Other comprehensive loss	—	—	—	—	(33)	(33)
Share-based compensation activity	—	166	—	—	—	166
Dividends declared	—	—	—	(10)	—	(10)
Purchases of common stock, including excise tax*	—	—	(620)	—	—	(620)
End of period	$22	$2,161	$(675)	$6,512	$96	$8,116
Nine months ended September 27, 2025
Beginning of period	$23	$1,960	$(82)	$5,607	$(304)	$7,204
Net income	—	—	—	686	—	686
Other comprehensive income	—	—	—	—	131	131
Share-based compensation activity	—	123	—	—	—	123
Dividends declared	—	—	—	(11)	—	(11)
Purchases of common stock, including excise tax*	—	—	(640)	—	—	(640)
End of period	$23	$2,083	$(722)	$6,282	$(173)	$7,493
* Includes amounts accrued for excise tax imposed on common share repurchases that totaled $2 million and $4 million for the third quarter and first nine months of 2026, respectively, and $2 million and $5 million for the third quarter and first nine months of 2025, respectively.
Dividends per share of common stock were $0.02 for both the third quarter of 2026 and 2025 and $0.06 for both the first nine months of 2026 and 2025.

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
The weighted-average shares outstanding for basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Basic weighted-average shares outstanding	171,269	177,677	173,111	180,005
Dilutive effect of stock options	1,263	1,473	1,461	1,298
Diluted weighted-average shares outstanding	172,532	179,150	174,572	181,303
In the third quarter and first nine months of 2026, stock options to purchase 1.7 million and 1.1 million shares of common stock, respectively, were excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive. Stock options to purchase 2.0 million and 2.3 million shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the third quarter and first nine months of 2025, respectively, as their effect would have been anti-dilutive.
Accumulated Other Comprehensive Income (Loss) and Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) are presented below:

(In millions)	Pension and Postretirement Benefits Adjustments	Foreign Currency Translation Adjustments	Deferred Gains (Losses) on Hedge Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at January 3, 2026	$119	$12	$(2)	$129
Other comprehensive loss before reclassifications	—	(32)	(3)	(35)
Reclassified from Accumulated other comprehensive income	2	—	—	2
Balance at October 3, 2026	$121	$(20)	$(5)	$96
Balance at December 28, 2024	$(179)	$(120)	$(5)	$(304)
Other comprehensive income before reclassifications	—	132	(2)	130
Reclassified from Accumulated other comprehensive loss	—	(2)	3	1
Balance at September 27, 2025	$(179)	$10	$(4)	$(173)

The before and after-tax components of Other comprehensive income (loss) are presented below:

	October 3, 2026			September 27, 2025
(In millions)	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-tax Amount
Three Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(3)	$1	$(2)	$(2)	$—	$(2)
Amortization of prior service cost*	3	(1)	2	2	—	2
Pension and postretirement benefits adjustments, net	—	—	—	—	—	—
Foreign currency translation adjustments	(2)	—	(2)	(1)	—	(1)
Deferred gains (losses) on hedge contracts:
Current deferrals	4	—	4	(7)	2	(5)
Reclassification adjustments	2	(3)	(1)	2	—	2
Deferred gains (losses) on hedge contracts, net	6	(3)	3	(5)	2	(3)
Total	$4	$(3)	$1	$(6)	$2	$(4)
Nine Months Ended
Pension and postretirement benefits adjustments:
Amortization of net actuarial gain*	$(8)	$3	$(5)	$(6)	$1	$(5)
Amortization of prior service cost*	9	(2)	7	6	(1)	5
Pension and postretirement benefits adjustments, net	1	1	2	—	—	—
Foreign currency translation adjustments:
Foreign currency translation adjustments	(32)	—	(32)	132	—	132
Business disposition	—	—	—	(2)	—	(2)
Foreign currency translation adjustments, net	(32)	—	(32)	130	—	130
Deferred gains (losses) on hedge contracts:
Current deferrals	(5)	2	(3)	(2)	—	(2)
Reclassification adjustments	7	(7)	—	4	(1)	3
Deferred gains (losses) on hedge contracts, net	2	(5)	(3)	2	(1)	1
Total	$(29)	$(4)	$(33)	$132	$(1)	$131
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

Our revenues and expenses by segment are provided below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended October 3, 2026
Revenues	$1,680	$933	$360	$765	$13	$3,751
Costs and expenses:
Cost of sales	1,334	783	272	654	—	3,043
Research and development costs	56	24	10	17	—	107
Selling and administrative expense	111	50	21	56	4	242
Interest expense, net	—	—	—	—	4	4
Segment profit	$179	$76	$57	$38	$5	$355
Three months ended September 27, 2025
Revenues	$1,479	$1,026	$310	$761	$26	$3,602
Costs and expenses:
Cost of sales	1,153	846	238	655	—	2,892
Research and development costs	55	33	13	15	—	116
Selling and administrative expense	99	55	12	60	4	230
Interest expense, net	—	—	—	—	4	4
Segment profit	$172	$92	$47	$31	$18	$360
Nine months ended October 3, 2026
Revenues	$4,709	$3,077	$1,045	$2,399	$43	$11,273
Costs and expenses:
Cost of sales	3,691	2,604	797	2,012	—	9,104
Research and development costs	170	88	29	52	—	339
Selling and administrative expense	350	162	76	198	3	789
Interest expense, net	—	—	—	—	13	13
Segment profit	$498	$223	$143	$137	$27	$1,028
Nine months ended September 27, 2025
Revenues	$4,217	$3,025	$933	$2,392	$57	$10,624
Costs and expenses:
Cost of sales	3,264	2,490	703	2,031	—	8,488
Research and development costs	174	110	39	49	—	372
Selling and administrative expense	315	163	66	197	8	749
Interest expense, net	—	—	—	—	13	13
Segment profit	$464	$262	$125	$115	$36	$1,002
A reconciliation of segment profit to income from continuing operations before income taxes is presented below:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Segment profit	$355	$360	$1,028	$1,002
Unallocated amounts:
Corporate expenses and other, net	(32)	(29)	(121)	(124)
Interest expense, net for Manufacturing group	(28)	(26)	(86)	(77)
LIFO inventory provision	(36)	(48)	(116)	(115)
Intangible asset amortization	(7)	(8)	(22)	(24)
Special charges	—	—	—	(4)
Non-service components of pension and postretirement income, net	70	67	210	200
Income from continuing operations before income taxes	$322	$316	$893	$858

Other information by segment is provided below:

	Capital Expenditures				Depreciation and Amortization
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Textron Aviation	$28	$30	$92	$93	$45	$43	$125	$124
Bell	37	26	139	59	26	23	74	73
Textron Systems	13	7	35	20	12	12	35	36
Industrial	23	12	60	37	17	17	52	51
Corporate	1	1	4	1	1	2	5	5
Total	$102	$76	$330	$210	$101	$97	$291	$289
Our assets by segment are summarized below:

(In millions)	October 3, 2026	January 3, 2026
Textron Aviation	$5,113	$5,103
Bell	3,596	3,132
Textron Systems	2,283	2,224
Industrial	2,341	2,305
Finance	689	677
Corporate	4,324	4,688
Total assets	$18,346	$18,129
Note 9. Revenues
Disaggregation of Revenues
Our revenues disaggregated by major product type are presented below:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Aircraft	$1,139	$987	$3,125	$2,735
Aftermarket parts and services	541	492	1,584	1,482
Textron Aviation	$1,680	$1,479	$4,709	$4,217
Military aircraft and support programs	622	681	2,112	1,963
Commercial helicopters, parts and services	311	345	965	1,062
Bell	$933	$1,026	$3,077	$3,025
Textron Systems	$360	$310	$1,045	$933
Fuel systems and functional components	448	470	1,434	1,403
Specialized vehicles	317	291	965	989
Industrial	$765	$761	$2,399	$2,392
Finance	$13	$26	$43	$57
Total revenues	$3,751	$3,602	$11,273	$10,624

Our revenues for our segments by customer type and geographic location are presented below:

(In millions)	Textron Aviation	Bell	Textron Systems	Industrial	Finance	Total
Three months ended October 3, 2026
Customer type:
Commercial	$1,585	$305	$78	$758	$13	$2,739
U.S. Government	95	628	282	7	—	1,012
Total revenues	$1,680	$933	$360	$765	$13	$3,751
Geographic location:
United States	$1,189	$703	$315	$422	$3	$2,632
Europe	178	49	21	137	—	385
Other international	313	181	24	206	10	734
Total revenues	$1,680	$933	$360	$765	$13	$3,751
Three months ended September 27, 2025
Customer type:
Commercial	$1,377	$338	$80	$756	$26	$2,577
U.S. Government	102	688	230	5	—	1,025
Total revenues	$1,479	$1,026	$310	$761	$26	$3,602
Geographic location:
United States	$1,038	$822	$285	$387	$8	$2,540
Europe	116	16	9	149	—	290
Other international	325	188	16	225	18	772
Total revenues	$1,479	$1,026	$310	$761	$26	$3,602
Nine months ended October 3, 2026
Customer type:
Commercial	$4,437	$952	$236	$2,387	$43	$8,055
U.S. Government	272	2,125	809	12	—	3,218
Total revenues	$4,709	$3,077	$1,045	$2,399	$43	$11,273
Geographic location:
United States	$3,425	$2,385	$927	$1,219	$10	$7,966
Europe	433	104	54	509	3	1,103
Other international	851	588	64	671	30	2,204
Total revenues	$4,709	$3,077	$1,045	$2,399	$43	$11,273
Nine months ended September 27, 2025
Customer type:
Commercial	$3,960	$1,060	$232	$2,370	$57	$7,679
U.S. Government	257	1,965	701	22	—	2,945
Total revenues	$4,217	$3,025	$933	$2,392	$57	$10,624
Geographic location:
United States	$3,033	$2,324	$850	$1,249	$17	$7,473
Europe	359	84	32	479	1	955
Other international	825	617	51	664	39	2,196
Total revenues	$4,217	$3,025	$933	$2,392	$57	$10,624
Remaining Performance Obligations
Our remaining performance obligations, which is the equivalent of our backlog, represent the expected transaction price allocated to our contracts that we expect to recognize as revenues in future periods when we perform under the contracts. These remaining obligations exclude unexercised contract options and potential orders under ordering-type contracts such as Indefinite Delivery, Indefinite Quantity contracts. At October 3, 2026, we had $19.0 billion in remaining performance obligations of which we expect to recognize revenues of approximately 62% through 2027, an additional 31% through 2029, and the balance thereafter.
Contract Assets and Liabilities
Assets and liabilities related to our contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. At October 3, 2026 and January 3, 2026, contract assets totaled $470 million and $451 million, respectively, and contract liabilities totaled $2.2 billion and $2.1 billion, respectively, reflecting timing differences between revenues recognized, billings and payments from customers. We recognized revenues of $234 million and $1.2 billion in the third quarter and first nine months of 2026, respectively, and $277 million and $968 million in the third quarter and first nine months of 2025, respectively, that were included in the contract liability balance at the beginning of each year.

Note 10. Retirement Plans
We provide defined benefit pension plans and other postretirement benefits to eligible employees.  The components of net periodic benefit income for these plans are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Pension Benefits
Service cost	$16	$16	$48	$47
Interest cost	93	94	281	282
Expected return on plan assets	(165)	(162)	(497)	(486)
Amortization of net actuarial gain	(1)	—	(2)	—
Amortization of prior service cost	3	2	9	7
Net periodic benefit income*	$(54)	$(50)	$(161)	$(150)
Postretirement Benefits Other Than Pensions
Service cost	$—	$—	$—	$1
Interest cost	2	1	5	4
Amortization of net actuarial gain	(2)	(2)	(6)	(6)
Amortization of prior service credit	—	—	—	(1)
Net periodic benefit income	$—	$(1)	$(1)	$(2)
* Excludes the cost associated with the defined contribution component, included in certain of our U.S.-based defined benefit pension plans, that totaled $2 million and $7 million for the third quarter and first nine months of 2026, respectively, and $2 million and $7 million for the third quarter and first nine months of 2025, respectively.
Note 11. Income Taxes
Our effective tax rate was 16.1% and 17.4% for the third quarter and first nine months of 2026, respectively. The effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the favorable impact of research and development credits and tax deductions for foreign-derived deduction eligible income, which replaced foreign-derived intangible income beginning in 2026. These benefits were partially offset by an increase in tax provision due to the repatriation of cash related to non-U.S. jurisdictions in the third quarter of 2026.
Our effective tax rate for the third quarter and first nine months of 2025 was 25.6% and 19.9%, respectively. In the third quarter of 2025, the effective tax rate was higher than the U.S. federal statutory rate of 21%, largely reflecting the impact of certain provisions of the One Big Beautiful Bill Act, primarily those that affected tax deductions for foreign-derived intangible income and research and development credits. In the first nine months of 2025, our effective tax rate was lower than the U.S. federal statutory rate, primarily due to the favorable impact of research and development credits.
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

MV-75 Program
Funding
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, on April 28, 2026, Bell received a letter from the U.S. Army Contracting Command stating that the U.S. Government was pursuing an Above Threshold Reprogramming (ATR) request for $350 million in additional funds for the MV-75 program for the U.S. Government’s fiscal year ending September 30, 2026. In mid-July 2026, Bell exhausted substantially all available fiscal 2026 MV-75 program funds and continued working on the program at its own risk during the third quarter, while maintaining reduced spending levels on the program. Prior to the end of the Company's third quarter, the ATR request was approved and obligated pursuant to contract modifications for approximately $300 million in additional funds. As a result of the ATR approval, modifications and contract changes received, and reduced program spending levels, there was no related cumulative catch-up adjustment required during the third quarter.
Low-Rate Initial Production Option
As the MV-75 program progresses, we expect to be awarded the long-lead Low-Rate Initial Production (LRIP) phase of the contract. The award is dependent on the approval of the U.S. Government’s 2027 fiscal year budget, the timing and availability of funding for the MV-75 program in the approved budget, and resulting mutually agreed-upon program schedule. Upon award of the LRIP option, which is largely fixed price, we expect to record an unfavorable cumulative catch-up program adjustment, reflecting higher costs than originally anticipated from when the program was bid. If the LRIP option is awarded during 2027, we now expect to record an unfavorable cumulative catch-up program adjustment in the range of $110 million to $150 million, depending upon the timing of the award during the year, as well as the program schedule and the funding available on the program. Our previously disclosed range of $60 million to $110 million reflected an award in late 2026 or early 2027. We expect the overall MV-75 program to continue to generate a positive profit margin after the adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 3, 2026	September 27, 2025	% Change	October 3, 2026	September 27, 2025	% Change
Revenues	$3,751	$3,602	4%	$11,273	$10,624	6%
Cost of sales	3,086	2,948	5%	9,242	8,627	7%
Gross margin as a % of Manufacturing revenues	17.4%	17.6%		17.7%	18.4%
Research and development costs	$110	$118	(7)%	$346	$387	(11)%
Selling and administrative expense	271	257	5%	903	858	5%
Interest expense, net	32	30	7%	99	90	10%
Special charges	—	—	—%	—	4	(100)%
Non-service components of pension and postretirement income, net	70	67	4%	210	200	5%
An analysis of our consolidated operating results is set forth below. A more detailed analysis of our segments’ operating results is provided in the Segment Analysis section on pages 22 to 26.
Revenues
Revenues increased $149 million, 4%, in the third quarter of 2026, compared with the third quarter of 2025. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $201 million, reflecting higher aircraft revenues of $152 million, primarily due to higher volume and mix, and higher aftermarket parts and services revenues of $49 million.
•Higher Textron Systems revenues of $50 million, largely due to higher volume.
•Higher Industrial revenues of $4 million, reflecting higher revenues of $26 million at Textron Specialized Vehicles, partially offset by lower revenues of $22 million at Kautex.
•Lower Bell revenues of $93 million due to lower military aircraft and support programs revenues of $59 million and lower commercial revenues of $34 million.
Revenues increased $649 million, 6%, in the first nine months of 2026, compared with the first nine months of 2025. The revenue increase primarily included the following factors:
•Higher Textron Aviation revenues of $492 million, reflecting higher aircraft revenues of $390 million, primarily due to higher volume and mix, and higher aftermarket parts and services revenues of $102 million.
•Higher Textron Systems revenues of $112 million, largely due to higher volume.
•Higher Bell revenues of $52 million, due to higher military aircraft and support programs revenues of $149 million, partially offset by lower commercial revenues of $97 million.
•Higher Industrial revenues of $7 million, reflecting higher revenues of $31 million at Kautex, partially offset by lower revenues of $24 million at Textron Specialized Vehicles.
Cost of Sales
Cost of sales includes cost of products and services sold for the Manufacturing group. Cost of sales increased $138 million, 5%, in the third quarter of 2026, compared with the third quarter of 2025, primarily due to a $75 million impact from inflation and higher net volume and mix of $45 million. In the first nine months of 2026, cost of sales increased $615 million, 7%, compared with the first nine months of 2025, largely due to higher net volume and mix of $377 million and a $210 million impact from inflation. Gross margin as a percentage of Manufacturing revenues decreased 70 basis points in the first nine months of 2026, primarily due to lower margin at the Bell segment.
Research and Development Costs
Research and development costs decreased $8 million, 7%, and $41 million, 11%, in the third quarter and first nine months of 2026, respectively, compared with the corresponding periods of 2025. The decrease in the first nine months of 2026 was primarily due to lower costs of $22 million at the Bell segment, reflecting a reduction in costs on several programs, and $10 million at the Textron Systems segment, due to a reduction in costs on certain U.S. Government development programs.
Selling and Administrative Expense
Selling and administrative expense increased $14 million, 5%, and $45 million, 5%, in the third quarter and first nine months of 2026, respectively, compared with the corresponding periods of 2025. The increase in selling and administrative expense in both periods reflected a net $10 million decrease in a gain associated with the early termination of a vendor contract in the third quarter of 2025 at the Textron Systems segment. The increase in selling and administrative expense in the first nine months of 2026 also included higher compensation expense.

Interest Expense, Net
Interest expense, net includes interest expense for both the Finance and Manufacturing borrowing groups, with interest on intercompany borrowings eliminated, and interest income earned on cash and equivalents for the Manufacturing borrowing group. In the third quarter and first nine months of 2026, interest expense, net increased $2 million, 7%, and $9 million, 10%, respectively, compared with the corresponding periods of 2025, primarily due to higher average debt outstanding. Gross interest expense totaled $41 million and $39 million in the third quarter of 2026 and 2025, respectively, and $124 million and $116 million in the first nine months of 2026 and 2025, respectively.
Income Taxes
Our effective tax rate was 16.1% and 17.4% for the third quarter and first nine months of 2026, respectively. The effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the favorable impact of research and development credits and tax deductions for foreign-derived deduction eligible income, which replaced foreign-derived intangible income beginning in 2026. These benefits were partially offset by an increase in tax provision due to the repatriation of cash related to non-U.S. jurisdictions in the third quarter of 2026.
Our effective tax rate for the third quarter and first nine months of 2025 was 25.6% and 19.9%, respectively. In the third quarter of 2025, the effective tax rate was higher than the U.S. federal statutory rate of 21%, largely reflecting the impact of certain provisions of the One Big Beautiful Bill Act, primarily those that affected tax deductions for foreign-derived intangible income and research and development credits. In the first nine months of 2025, our effective tax rate was lower than the U.S. federal statutory rate, primarily due to the favorable impact of research and development credits.
Backlog
Our backlog is summarized below:

(In millions)	October 3, 2026	January 3, 2026
Textron Aviation	$7,995	$7,724
Bell	7,562	7,795
Textron Systems	3,491	3,304
Total backlog	$19,048	$18,823
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
Textron Aviation

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 3, 2026	September 27, 2025	% Change	October 3, 2026	September 27, 2025	% Change
Revenues:
Aircraft	$1,139	$987	15%	$3,125	$2,735	14%
Aftermarket parts and services	541	492	10%	1,584	1,482	7%
Total revenues	1,680	1,479	14%	4,709	4,217	12%
Cost of sales	1,334	1,153	16%	3,691	3,264	13%
Research and development costs	56	55	2%	170	174	(2)%
Selling and administrative expense	111	99	12%	350	315	11%
Segment profit	$179	$172	4%	$498	$464	7%
Profit margin	10.7%	11.6%		10.6%	11.0%
Textron Aviation’s revenues increased $201 million, 14%, in the third quarter of 2026, compared with the third quarter of 2025, reflecting higher aircraft revenues of $152 million and higher aftermarket parts and services revenues of $49 million. The increase in aircraft revenues was primarily due to higher volume and mix, largely reflecting higher Citation jet volume, partially offset by lower commercial turboprop volume. We delivered 51 Citation jets and 32 commercial turboprops in the third quarter of 2026, compared with 42 Citation jets and 39 commercial turboprops in the third quarter of 2025. The increase in aftermarket parts and services revenues was due to higher volume and pricing.
Textron Aviation’s revenues increased $492 million, 12%, in the first nine months of 2026, compared with the first nine months of 2025, reflecting higher aircraft revenues of $390 million and higher aftermarket parts and services revenues of $102 million. The increase in aircraft revenues was primarily due to higher volume and mix, largely reflecting higher Citation jet and commercial turboprop volume. We delivered 128 Citation jets and 111 commercial turboprops in the first nine months of 2026, compared with 122 Citation jets and 103 commercial turboprops in the first nine months of 2025. The increase in aftermarket parts and services revenues was due to higher pricing and volume.
Textron Aviation’s cost of sales increased $181 million, 16%, and $427 million, 13%, in the third quarter and first nine months of 2026, respectively, compared with the corresponding periods of 2025, primarily reflecting higher aircraft volume and inflation of $45 million and $137 million, respectively.
Textron Aviation's selling and administrative expense increased $12 million, 12%, and $35 million, 11% in the third quarter and first nine months of 2026, respectively, compared with the corresponding periods of 2025, primarily due to higher compensation expense.
Textron Aviation's segment profit increased $7 million, 4%, in the third quarter of 2026, compared with the third quarter of 2025, primarily due to higher aircraft and aftermarket volume and mix, partially offset by an unfavorable impact from manufacturing inefficiencies.
Textron Aviation's segment profit increased $34 million, 7%, in the first nine months of 2026, compared with the first nine months of 2025, primarily due to higher aircraft and aftermarket volume and mix, partially offset by an unfavorable impact from manufacturing inefficiencies and higher selling and administrative expense described above.

Bell

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 3, 2026	September 27, 2025	% Change	October 3, 2026	September 27, 2025	% Change
Revenues:
Military aircraft and support programs	$622	$681	(9)%	$2,112	$1,963	8%
Commercial helicopters, parts and services	311	345	(10)%	965	1,062	(9)%
Total revenues	933	1,026	(9)%	3,077	3,025	2%
Cost of sales	783	846	(7)%	2,604	2,490	5%
Research and development costs	24	33	(27)%	88	110	(20)%
Selling and administrative expense	50	55	(9)%	162	163	(1)%
Segment profit	$76	$92	(17)%	$223	$262	(15)%
Profit margin	8.1%	9.0%		7.2%	8.7%
Bell’s military aircraft and support programs revenues decreased $59 million, 9%, in the third quarter of 2026, compared with the third quarter of 2025, largely due to lower volume on the MV-75 program. Commercial helicopters, parts and services revenues decreased $34 million, 10%, in the third quarter of 2026, compared with the third quarter of 2025, largely due to lower volume and mix. We delivered 29 commercial helicopters in the third quarter of 2026, compared with 30 commercial helicopters in the third quarter of 2025.
Bell’s military aircraft and support programs revenues increased $149 million, 8%, in the first nine months of 2026, compared with the first nine months of 2025, largely reflecting higher volume on the MV-75 program and H-1 production, partially offset by lower volume on V-22 production. Commercial helicopters, parts and services revenues decreased $97 million, 9%, in the first nine months of 2026, compared with the first nine months of 2025, due to lower volume and mix, partially offset by higher pricing. We delivered 85 commercial helicopters in the first nine months of 2026, compared with 91 commercial helicopters in the first nine months of 2025.
Bell’s cost of sales decreased $63 million, 7%, in the third quarter of 2026, compared with the third quarter of 2025, largely due to lower volume and mix described above.
Bell’s cost of sales increased $114 million, 5%, in the first nine months of 2026, compared with the first nine months of 2025, primarily due to higher net volume and mix described above and inflation of $31 million.
Bell's research and development costs decreased $9 million, 27%, and $22 million, 20%, in the third quarter and first nine months of 2026, respectively, compared with the corresponding periods of 2025, reflecting a reduction in costs on several programs.
Bell’s segment profit decreased $16 million, 17%, in the third quarter of 2026, compared with the third quarter of 2025, and its profit margin decreased 90 basis points, primarily due to lower volume and mix described above.
Bell's segment profit decreased $39 million, 15%, in the first nine months of 2026, compared with the first nine months of 2025, and its profit margin decreased 150 basis points, primarily reflecting an unfavorable impact from the mix of military programs described above, lower commercial volume and mix, contract performance and manufacturing inefficiencies, partially offset by lower research and development costs.
Low-Rate Initial Production Option
As the MV-75 program progresses, we expect to be awarded the long-lead Low-Rate Initial Production (LRIP) phase of the contract. The award is dependent on the approval of the U.S. Government’s 2027 fiscal year budget, the timing and availability of funding for the MV-75 program in the approved budget, and resulting mutually agreed-upon program schedule. Upon award of the LRIP option, which is largely fixed price, we expect to record an unfavorable cumulative catch-up program adjustment, reflecting higher costs than originally anticipated from when the program was bid. If the LRIP option is awarded during 2027, we now expect to record an unfavorable cumulative catch-up program adjustment in the range of $110 million to $150 million, depending upon the timing of the award during the year, as well as the program schedule and the funding available on the program. Our previously disclosed range of $60 million to $110 million reflected an award in late 2026 or early 2027. We expect the overall MV-75 program to continue to generate a positive profit margin after the adjustment.

Textron Systems

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 3, 2026	September 27, 2025	% Change	October 3, 2026	September 27, 2025	% Change
Revenues	$360	$310	16%	$1,045	$933	12%
Cost of sales	272	238	14%	797	703	13%
Research and development costs	10	13	(23)%	29	39	(26)%
Selling and administrative expense	21	12	75%	76	66	15%
Segment profit	$57	$47	21%	$143	$125	14%
Profit margin	15.8%	15.2%		13.7%	13.4%
Textron Systems’ revenues increased $50 million, 16%, in the third quarter of 2026, compared with the third quarter of 2025, largely due to higher volume on armored land vehicles and military training and support services provided by Airborne Tactical Advantage Company (ATAC).
Textron Systems’ revenues increased $112 million, 12%, in the first nine months of 2026, compared with the first nine months of 2025, largely due to higher volume on military training and support services provided by ATAC, armored land vehicles and the Ship-to-Shore Connector program.
Textron Systems’ cost of sales increased $34 million, 14%, and $94 million, 13%, in the third quarter and first nine months of 2026, respectively, compared with the corresponding periods of 2025, primarily due to higher net volume described above.
Textron Systems’ research and development costs decreased $3 million, 23%, and $10 million, 26%, in the third quarter and first nine months of 2026, respectively, compared with the corresponding periods of 2025. The decrease in the first nine months of 2026 was primarily due to a reduction in costs on certain U.S. Government development programs.
Textron Systems’ selling and administrative expense increased $9 million, 75%, and $10 million, 15%, in the third quarter and first nine months of 2026, respectively, compared with the corresponding periods of 2025. The increase in selling and administrative expense in both periods reflected a net $10 million decrease in a gain associated with the early termination of a vendor contract in the third quarter of 2025.
Textron Systems’ segment profit increased $10 million, 21%, in the third quarter of 2026 compared with the third quarter of 2025, primarily due to higher volume, partially offset by higher selling and administrative expense described above.
Textron Systems' segment profit increased $18 million, 14%, in the first nine months of 2026, compared with the first nine months of 2025, primarily due to higher volume and lower research and development costs, partially offset by higher selling and administrative expense described above.
Industrial

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 3, 2026	September 27, 2025	% Change	October 3, 2026	September 27, 2025	% Change
Revenues:
Kautex	$448	$470	(5)%	$1,434	$1,403	2%
Textron Specialized Vehicles	317	291	9%	965	989	(2)%
Total revenues	765	761	1%	2,399	2,392	—%
Cost of sales	654	655	—%	2,012	2,031	(1)%
Research and development costs	17	15	13%	52	49	6%
Selling and administrative expense	56	60	(7)%	198	197	1%
Segment profit	$38	$31	23%	$137	$115	19%
Profit margin	5.0%	4.1%		5.7%	4.8%
Industrial segment revenues increased $4 million, 1%, in the third quarter of 2026, compared with the third quarter of 2025. Textron Specialized Vehicles' revenues increased $26 million, 9%, reflecting higher volume and mix and a favorable impact from pricing. Kautex revenues decreased $22 million, 5%, largely reflecting lower volume and mix, partially offset by higher pricing.

Industrial segment revenues increased $7 million in the first nine months of 2026, compared with the first nine months of 2025. Kautex revenues increased $31 million, 2%, due to a favorable impact of $33 million from foreign exchange rate fluctuations and higher pricing, partially offset by lower volume and mix. Textron Specialized Vehicles' revenues decreased $24 million, 2%, reflecting a $61 million impact from the disposition of the Powersports business, partially offset by a favorable impact from pricing and higher volume and mix.
Industrial's cost of sales decreased $1 million and $19 million, 1%, in the third quarter and first nine months of 2026, respectively, compared with the corresponding periods of 2025. The decrease in the first nine months of 2026 primarily reflected the impact from the disposition, partially offset by inflation and an unfavorable impact from foreign exchange rate fluctuations.
Industrial's segment profit increased $7 million, 23%, and $22 million, 19%, in the third quarter and first nine months of 2026, respectively, compared with the corresponding periods of 2025. The increase in the first nine months of 2026 primarily reflected manufacturing efficiencies, which included the benefit of cost reductions resulting from prior year restructuring activities, and higher pricing, net of inflation, partially offset by lower net volume and mix.
Pricing, net of inflation includes $21 million of tariffs recovered in the second quarter of 2026 that were previously imposed under the International Emergency Economic Powers Act (IEEPA). In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the IEEPA were not authorized by the statute, and in the second quarter of 2026, the U.S. Government began refunding previously paid tariffs.
Finance

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenues	$13	$26	$43	$57
Selling and administrative expense	4	4	3	8
Interest expense, net	4	4	13	13
Segment profit	$5	$18	$27	$36
Finance segment revenues decreased $13 million and $14 million and segment profit decreased $13 million and $9 million in the third quarter and first nine months of 2026, respectively, compared with the corresponding periods of 2025. The decrease in revenues and segment profit for both periods primarily reflects $11 million of gains recognized in the third quarter of 2025 from the disposition of non-captive assets. The decrease in segment profit in the first nine months of 2026 was partially offset by the recovery of amounts that were previously written off.

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
Key information that is utilized in assessing our liquidity is summarized below:

(Dollars in millions)	October 3, 2026	January 3, 2026
Manufacturing group
Cash and equivalents	$1,610	$1,940
Debt	3,465	3,539
Shareholders’ equity	8,116	7,875
Capital (debt plus shareholders’ equity)	11,581	11,414
Net debt (net of cash and equivalents) to capital	19%	17%
Debt to capital	30%	31%
Finance group
Cash and equivalents	$86	$85
Debt	339	339
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
Credit Facilities and Other Sources of Capital
Textron has a senior unsecured revolving credit facility for an aggregate principal amount of $1.0 billion, of which $100 million is available for the issuance of letters of credit. We may elect to increase the aggregate amount of commitments under the facility to up to $1.3 billion by designating an additional lender or by an existing lender agreeing to increase its commitment. The facility expires in October 2030 and provides for two one-year extensions at our option with the consent of lenders representing a majority of the commitments under the facility. At October 3, 2026 and January 3, 2026, there were no amounts borrowed against the facility and there were no letters of credit issued and outstanding under the facility.
We also maintain an effective shelf registration statement filed with the Securities and Exchange Commission that allows us to issue an unlimited amount of public debt and other securities.
Manufacturing Group Cash Flows
Cash flows from continuing operations for the Manufacturing group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Operating activities	$640	$629
Investing activities	(317)	(94)
Financing activities	(648)	(495)
In the first nine months of 2026, cash flows from operating activities increased $11 million to $640 million, compared with $629 million in the first nine months of 2025, largely due to lower net income tax payments of $76 million, largely offset by changes in working capital.
Cash flows used in investing activities included $330 million and $210 million of capital expenditures in the first nine months of 2026 and 2025, respectively. In the first nine months of 2025, cash flows used in investing activities also included $77 million of net proceeds from corporate-owned life insurance policies and $16 million of net proceeds from the disposition of the Powersports business.

Cash flows used in financing activities in the first nine months of 2026 included $616 million of cash paid to repurchase an aggregate of 7.0 million shares of our common stock. In the first nine months of 2025, cash flows used in financing activities included $635 million of cash paid to repurchase an aggregate of 8.4 million shares of our common stock and $355 million of payments on long-term debt, partially offset by $495 million of net proceeds from the issuance of long-term debt.
Finance Group Cash Flows
Cash flows for the Finance group as presented in our Consolidated Statements of Cash Flows are summarized below:

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Operating activities	$2	$14
Investing activities	(1)	19
Financing activities	—	(12)
The Finance group’s cash flows from investing activities included finance receivable originations of $183 million and $167 million in the first nine months of 2026 and 2025, respectively, and collections on finance receivables totaling $154 million and $119 million, respectively. In the first nine months of 2026 and 2025, investing cash flows also included $24 million and $66 million of proceeds from the disposition of non-captive assets, respectively. In the first nine months of 2025, financing activities included payments on long-term and nonrecourse debt of $12 million.
Consolidated Cash Flows
The consolidated cash flows from continuing operations after elimination of activity between the borrowing groups, are summarized below:

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Operating activities	$613	$613
Investing activities	(289)	(45)
Financing activities	(648)	(507)
In the first nine months of 2026, cash flows from operating activities were unchanged compared with the first nine months of 2025, as $72 million in lower net income tax payments was largely offset by changes in working capital.
Cash flows used in investing activities in the first nine months of 2026 and 2025 included $330 million and $210 million of capital expenditures, respectively, partially offset by $24 million and $66 million of proceeds from the disposition of non-captive assets, respectively. In the first nine months of 2025, cash flows used in investing activities also included $77 million of net proceeds from corporate-owned life insurance policies and $16 million of net proceeds from the disposition of the Powersports business.
Cash flows used in financing activities in the first nine months of 2026 included $616 million of cash paid to repurchase shares of our outstanding common stock. In the first nine months of 2025, cash flows used in financing activities included $635 million of cash paid to repurchase shares of our outstanding common stock and $367 million of payments on long-term and nonrecourse debt, partially offset by $495 million of net proceeds from the issuance of long-term debt.
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

Reclassification adjustments included in the Consolidated Statements of Cash Flows on page 6 are summarized below:

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Reclassification adjustments from investing activities to operating activities:
Finance receivable originations for Manufacturing group inventory sales	$(164)	$(127)
Cash received from customers	135	97
Total reclassification adjustments from investing activities to operating activities	$(29)	$(30)
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

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Gross favorable	$31	$28	$92	$89
Gross unfavorable	(12)	(10)	(63)	(46)
Net adjustments	$19	$18	$29	$43

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the fiscal quarter ended October 3, 2026. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Textron’s 2025 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 3, 2026. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of October 3, 2026.
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Our business, financial condition and results of operations are subject to various risks. Investors should review and consider the risk factors previously disclosed in the 2025 Annual Report on Form 10-K for the year ended January 3, 2026, and in the Quarterly Reports on Form 10-Q for the quarters ended April 4, 2026 and July 4, 2026, along with the additional risk factors included below. We may disclose changes to these risk factors or additional risk factors in our future filings with the SEC as the business environment and conditions change. Additional risks and uncertainties not presently known to us or that we currently believe are not material also may adversely impact our business, financial condition, results of operations and cash flows.
The global economic impacts of the conflict in the Middle East could adversely affect our business, financial condition or operating results.
The ongoing conflict in the Middle East has resulted in significant volatility in the global energy and commodity markets, increased energy and shipping costs, disruptions to international shipping lanes (including the Strait of Hormuz) and heightened risks of supply-chain interruptions, cyber-attacks and terrorism. Certain of our direct or indirect suppliers also have been negatively impacted by these events, resulting in increased costs to us for certain materials and components. The continuation or escalation of hostilities in the Middle East region has adversely affected, and could continue to adversely affect, global economic conditions, and could lead to other delivery schedule, order activity and/or supply chain disruptions, result in continued elevated transportation and energy costs and other inflationary pressures or otherwise negatively impact our operations. Sustained elevated energy costs, including the cost of jet fuel, could adversely impact demand and/or utilization of our aircraft and rotorcraft products. Furthermore, the potential for retaliatory acts of cyberwarfare against U.S. defense companies in response to the hostilities could result in increased cyber-attacks against us. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
Risks related to the intended separation of the Company's Industrial Segment
On April 30, 2026, we announced our intention to separate our Industrial segment from the Company and its core aerospace and defense businesses (the Separation) pursuant to a sale of the Industrial businesses, a tax-free separation of the Industrial businesses into a standalone, publicly traded company or another transaction. The Company continues to explore several paths to effect the Separation, but at this time there is uncertainty as to the terms, structure and timing of any transaction, whether the closing conditions for a transaction will be satisfied or waived, and whether the Separation will be completed on the Company’s targeted timeline or at all. Additional factors such as conditions in the equity and debt markets and other external conditions or developments, many of which are outside of the Company’s control, could delay the completion of the Separation relative to its targeted timeline, prevent it from occurring at all or, if it does occur, adversely impact the future operating and financial performance, market position and business strategy for the Company and/or the Industrial segment following the Separation. These or other unanticipated developments could also cause the Separation to occur on terms or conditions that are less favorable than anticipated. Furthermore, there is no guarantee that the Separation, if completed, will be successful in meeting its objectives or achieving its intended benefits.

We have customer concentration with the U.S. Government; reduction in U.S. Government defense spending or a material reduction or delay in funding of the MV-75 program could adversely affect our results of operations and financial condition.
During 2025, we derived approximately 27% of our revenues from sales to a variety of U.S. Government entities. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government defense-related programs. The MV-75 program at Bell represents a significant and growing portion of our U.S. Government revenues and backlog. Bell has significantly increased its investments in the resources, facilities and personnel applied to the MV-75 program.
On September 2, 2026, a continuing resolution (CR) was enacted to provide funding for the federal government, including the DoW, through December 11, 2026, generally at FY 2026 funding levels. Annual appropriations for FY 2027 have not yet been enacted, and it remains uncertain when the government will approve full-year FY 2027 appropriations and what levels of funding those appropriations will provide. Government operations under an extended CR could have adverse impacts on our programs, including the MV-75 program. If the CR is not extended or full-year appropriations legislation is not enacted before the current CR expires, a government shutdown could occur. A prolonged government shutdown could result in program disruptions and limit the U.S. Government’s ability to progress programs and make timely payments.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about our third quarter of 2026 repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period (shares in thousands)	Total Number of Shares Purchased *	Average Price Paid per Share (excluding commissions)	Total Number of Shares Purchased as part of Publicly Announced Plan *	Maximum Number of Shares that may yet be Purchased under the Plan
July 5, 2026 – August 8, 2026	635	$87.02	635	21,283
August 9, 2026 – September 5, 2026	1,280	85.31	1,280	20,003
September 6, 2026 – October 3, 2026	945	78.95	945	19,058
Total	2,860	$83.59	2,860
*On February 11, 2026, pursuant to a delegation by our Board of Directors, Textron's Audit Committee approved a new program for the repurchase of up to 25 million shares of our common stock. This repurchase program has no expiration date and replaced the prior 2023 share repurchase program.
Item 5. Other Information
(c) None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended October 3, 2026.
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

101
The following materials from Textron Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXTRON INC.

Date:	October 29, 2026	/s/ Mark S. Bamford
Mark S. Bamford Vice President and Corporate Controller (principal accounting officer)